Form 10-Q
period 2015-06-30
Lantheus Holdings, Inc.
filed 2015-08-05
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36569

LANTHEUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2318913
(State of incorporation)	(IRS Employer Identification No.)

331 Treble Cove Road, North Billerica, MA	01862
(Address of principal executive offices)	(Zip Code)

(978) 671-8001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The registrant had 30,861,376 of common stock, $0.01 par value per share, issued and outstanding as of August 4, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$73,314	$75,613	$148,137	$148,949
Cost of goods sold	40,647	44,554	79,701	87,829

Gross profit	32,667	31,059	68,436	61,120

Operating expenses
Sales and marketing expenses	9,229	9,402	18,301	18,900
General and administrative expenses	15,444	8,990	24,567	17,842
Research and development expenses	2,638	2,687	8,834	5,909

Total operating expenses	27,311	21,079	51,702	42,651

Operating income	5,356	9,980	16,734	18,469
Interest expense, net	(13,876)	(10,567)	(24,499)	(21,119)
Loss on extinguishment of debt	(15,528)	—	(15,528)	—
Other income (expense), net	800	(175)	417	(589)

Loss before income taxes	(23,248)	(762)	(22,876)	(3,239)
Provision (benefit) for income taxes	1,175	874	1,172	(318)

Net loss	$(24,423)	$(1,636)	$(24,048)	$(2,921)

Net loss per common share:
Basic and diluted	$(1.29)	$(0.09)	$(1.30)	$(0.16)
Common shares:
Basic and diluted	18,898,003	18,080,944	18,489,451	18,080,256

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(24,423)	$(1,636)	$(24,048)	$(2,921)
Foreign currency translation	(16)	603	(374)	332

Total comprehensive loss	$(24,439)	$(1,033)	$(24,422)	$(2,589)

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$22,200	$19,739
Accounts receivable, net of allowance of $502 and $585	36,817	41,540
Inventory	15,396	15,582
Other current assets	4,577	4,374

Total current assets	78,990	81,235
Property, plant and equipment, net	92,867	96,014
Capitalized software development costs, net	2,099	2,421
Intangibles, net	24,099	27,191
Goodwill	15,714	15,714
Other long-term assets	19,781	20,578

Total assets	$233,550	$243,153

Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$—	$8,000
Accounts payable	14,203	15,665
Accrued expenses and other liabilities	19,692	24,863
Current portion of long-term debt	3,650	—

Total current liabilities	37,545	48,528
Asset retirement obligation	7,861	7,435
Long-term debt, net	350,927	392,863
Other long-term liabilities	32,799	33,597

Total liabilities	429,132	482,423

Commitments and contingencies (See Note 15)
Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000,000 shares authorized; 30,337,521 and 18,080,944 shares issued; 30,337,521 and 18,075,907 shares outstanding)	303	181
Treasury stock (no shares and 5,037 shares, at cost)	—	(106)
Additional paid-in capital	174,581	106,699
Accumulated deficit	(368,462)	(344,414)
Accumulated other comprehensive loss	(2,004)	(1,630)

Total stockholders’ deficit	(195,582)	(239,270)

Total liabilities and stockholders’ deficit	$233,550	$243,153

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2014	—	$—	18,078,725	$181	(5,037)	(106)	$105,655	$(340,853)	$(394)	$(235,517)
Net share option exercise	—	—	2,219	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(3,561)	—	(3,561)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Stock-based compensation	—	—	—	—	—	—	1,031	—	—	1,031

Balance at December 31, 2014	—	—	18,080,944	181	(5,037)	(106)	106,699	(344,414)	(1,630)	(239,270)
Issuance of common stock from initial public offering, net of $6,362 issuance costs	—	—	12,256,577	122	—	—	67,055	—	—	67,177
Treasury stock retired	—	—	—	—	5,037	106	(106)	—	—	—
Net loss	—	—	—	—	—	—	—	(24,048)	—	(24,048)
Other comprehensive loss	—	—	—	—	—	—	—	—	(374)	(374)
Stock-based compensation	—	—	—	—	—	—	933	—	—	933

Balance at June 30, 2015	—	$—	30,337,521	$303	—	—	$174,581	$(368,462)	$(2,004)	$(195,582)

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(24,048)	$(2,921)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	12,573	9,874
Provision for excess and obsolete inventory	467	890
Stock-based compensation	933	535
Deferred income taxes	(13)	(20)
Loss on extinguishment of debt	15,528	—
Other	1,470	256
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	4,258	(3,736)
Inventory	(474)	1,106
Other current assets	(368)	(3,469)
Accounts payable	108	(3,929)
Accrued expenses and other liabilities	(6,715)	(3,634)

Cash provided by (used in) operating activities	3,719	(5,048)

Cash flows from investing activities
Capital expenditures	(6,112)	(3,480)
Proceeds from sale of property, plant and equipment	—	227

Cash used in investing activities	(6,112)	(3,253)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	73,539	—
Initial public offering costs	(5,255)	—
Proceeds from issuance of common stock	—	13
Proceeds from issuance of long-term debt	360,438	—
Payments of senior notes	(400,000)	—
Payment for call premium on senior notes	(9,752)	—
Payments on line of credit	(8,000)	—
Proceeds from line of credit	—	5,500
Payments for offering costs	(563)	—
Payments on note payable	(37)	(35)
Deferred financing costs	(5,315)	(84)

Cash provided by financing activities	5,055	5,394

Effect of foreign exchange rate on cash	(201)	351

Increase (decrease) in cash and cash equivalents	2,461	(2,556)
Cash and cash equivalents, beginning of period	19,739	18,578

Cash and cash equivalents, end of period	$22,200	$16,022

Supplemental disclosure of cash flow information
Interest paid	$27,741	$19,628
Income taxes paid, net	$73	$404
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$1,576	$1,226
Initial public offering costs included in accounts payable and accrued expenses and other liabilities	$1,107	$910
Deferred financing costs included in accrued expenses and other liabilities	$923	$—

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc., and not to any of its subsidiaries, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings. Solely for convenience, we refer to trademarks, service marks and trade names are referred to without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.

1. Business Overview

Overview

Holdings, a Delaware corporation, is the parent company of LMI, also a Delaware corporation. Holdings was formed for the purpose of acquiring the medical imaging business of Bristol-Myers Squibb, or BMS, which is now known as LMI.

The Company develops, manufactures, sells and distributes innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular and other diseases. The Company’s commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. The Company sells its products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations and, in certain circumstances, wholesalers. The Company sells its products globally and has operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

The Company’s portfolio of 10 commercial products is diversified across a range of imaging modalities. The Company’s imaging agents include contrast agents and medical radiopharmaceuticals (including technetium generators), including the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the United States, is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with Single Photon Emission Computed Tomography, or SPECT, technology in myocardial perfusion imaging, or MPI, procedures that assess blood flow distribution to the heart.

•	Neurolite is an injectable, technetium-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

In the United States, the Company sells DEFINITY through its sales team that calls on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks. The Company’s radiopharmaceutical products are primarily distributed through commercial radiopharmacies owned or controlled by third parties. In Canada, Puerto Rico and Australia, the Company owns eight radiopharmacies and sells its own radiopharmaceuticals, as well as others, directly to end users. In Europe, Asia Pacific and Latin America, the Company utilizes distributor relationships to market, sell and distribute its products.

Basis of Consolidation and Presentation

The financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this quarterly report should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Prospectus dated June 24, 2015 and filed with the SEC on June 26, 2015, or the Prospectus. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the Prospectus and updated, as necessary, in this quarterly report. There were no changes to the Company’s accounting policies since December 31, 2014 except that the Company has adopted a new accounting policy as discussed further below. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

On June 25, 2015, in conjunction with its initial public offering, or IPO, the Company effected a corporate reorganization, whereby Lantheus MI Intermediate, Inc. (formerly the direct parent of LMI and the direct subsidiary of Holdings) was merged with and into Holdings, or the Merger.

On June 30, 2015, the Company completed an IPO of its common stock at a price to the public of $6.00 per share. The Company’s common stock is now traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “LNTH”. The Company issued and sold 12,256,577 shares of common stock in the IPO, including 1,423,243 shares that were offered and sold pursuant to the underwriters’ exercise in full of its overallotment option. The IPO raised proceeds to the Company of approximately $67.2 million, after deducting $6.4 million in underwriting discounts, commissions and related expenses.

On June 30, 2015, the Company also entered into a $365.0 million senior secured term loan facility, or the Term Facility. The net proceeds of the Term Facility, together with the net proceeds from the IPO and the cash use of $10.9 million were used to repay in full the aggregate principal amount of LMI’s $400.0 million 9.750% Senior Notes due 2017, or the Notes, pay related premiums, interest and expenses and pay down the $8.0 million of outstanding borrowings under LMI’s $50.0 million revolving credit facility, or the Revolving Facility.

The Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company has additional ongoing technology transfer activities at JHS for its Cardiolite product supply, which is currently manufactured by a single manufacturer. In addition, the Company has ongoing technology transfer activities at Pharmalucence for the manufacture and supply of DEFINITY, and the Company believes it will file for U.S. Food and Drug Administration, or FDA, approval to manufacture DEFINITY at Pharmalucence in 2015.

The Company has historically been dependent on key customers and group purchasing organizations for the majority of the sales of its medical imaging products. The Company’s ability to maintain and profitably renew these contracts and relationships with these key customers and group purchasing organizations is an important aspect of the Company’s strategy. The Company’s written supply agreements with a major customer relating to TechneLite, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with contract terms on December 31, 2014. Extended discussions with this customer have not yet resulted in new written supply agreements. Consequently, the Company is currently accepting and fulfilling product orders with this customer on a purchase order basis.

Until the Company successfully becomes dual sourced for its principal products, the Company is vulnerable to future supply shortages. Disruption in the financial performance of the Company could also occur if it experiences significant adverse changes in customer mix, broad economic downturns, adverse industry or Company conditions or catastrophic external events. If the Company experiences one or more of these events in the future, it may be required to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

During 2013 and 2014, the Company has utilized its revolving line of credit as a source of liquidity from time to time. Borrowing capacity under the Revolving Facility is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted operating results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of June 30, 2015, the aggregate Borrowing Base was approximately $38.8 million, which was reduced by the $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $29.9 million. The Company’s new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the revolving line of credit may affect the Company’s ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage, accordingly, the Company may be limited in utilizing its net Borrowing Base availability as a source of liquidity.

Based on the Company’s current operating plans, the Company believes its existing cash and cash equivalents, results of operations and availability under the Revolving Facility will be sufficient to continue to fund the Company’s liquidity requirements for at least the next twelve months.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s condensed consolidated financial statements include certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities and related indemnification receivable, deferred tax assets and liabilities, accrued expenses and stock-based compensation. Actual results could materially differ from those estimates or assumptions.

Stock Split

In conjunction with the Merger, the Company effected a 0.355872-for-1 reverse stock split for its common stock. Upon consummation of the Merger, the par value of the common stock changed from $0.001 to $0.01. Accordingly, all references to share and per share information in the condensed consolidated financial statements have been adjusted to reflect the stock split and new par value for all periods presented.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2015-03, “Interest—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. Under the new ASU, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, the Company’s balance sheet will reflect a reclassification of unamortized debt issuance costs from other long-term assets to long-term debt, net. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company has adopted this standard effective as of June 30, 2015 and applied the changes retrospectively to the prior periods presented. Adoption of this standard has resulted in the reclassification of $6.4 million from other long-term assets to long-term debt, net on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $5.9 million are recorded as a reduction to long-term debt, net on the condensed consolidated balance sheets at June 30, 2015.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed, the risks and rewards of ownership have transferred to the customer, the selling price is fixed and determinable, and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time the criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and rebates.

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price. The best estimate of selling price reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Supply or service transactions may involve the charge of a nonrefundable initial fee with subsequent periodic payments for future products or services. The up-front fees, even if nonrefundable, are recognized as revenue as the products and/or services are delivered and performed over the term of the arrangement.

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the six months ended June 30, 2014, the Company expensed $1.3 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. There was no significant product expensed for the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. There were no events as of June 30, 2015 and December 31, 2014 that triggered an interim impairment test of goodwill.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

June 30, 2015 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,558	$1,558	$—	$—
Certificates of deposit—restricted	83	—	83	—

Total	$1,641	$1,558	$83	$—

December 31, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,737	$2,737	$—	$—
Certificates of deposit—restricted	89	—	89	—

Total	$2,826	$2,737	$89	$—

At both June 30, 2015 and December 31, 2014, the Company has a $0.1 million certificate of deposit which is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At June 30, 2015, after giving effect to the closing of the IPO and the Term Facility, the repayment in full of the aggregate principal amount of $400.0 million Notes together with related premiums, interest and expenses and the pay down of $8.0 million of borrowings under the Revolving Facility, the Company had total cash and cash equivalents of $22.2 million, which included approximately $1.6 million of money market funds and $20.6 million of cash on-hand. At December 31, 2014, the Company had total cash and cash equivalents of $19.7 million, which included approximately $2.7 million of money market funds and $17.0 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the Company’s Term Facility at June 30, 2015, approximated its carrying value as the Company entered into the Term Facility at June 30, 2015. At December 31, 2014, the estimated fair value of the Senior Notes based on Level 2 inputs of recent market activity available to the Company was $384.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax provision was $1.2 million for the three and six months ended June 30, 2015, compared to a tax provision of $0.9 million and a benefit of $0.3 million for the three and six months ended June 30, 2014, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb Company, or BMS, in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other expense, net in the condensed consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other expense, net. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

On March 13, 2014, New York State, BMS, the Company and a relator entered into a Stipulation and Settlement Agreement and other related agreements, or collectively the Settlement Documents, to resolve an investigation by the Office of the Attorney General of New York State, claims relating to certain New York State and New York City tax matters and related claims under the New York False Claims Act. The claims at issue arose during the period from January 1, 2002 through December 31, 2006, which predated the acquisition of the medical imaging business from BMS in January 2008 and are subject to the tax indemnification agreement described above. Pursuant to the Settlement Documents, BMS paid (on behalf of itself and the Company) $6.3 million, and neither BMS nor the Company admitted any liability. The Company received a full release from New York State, New York City and the relator with respect to the claims at issue.

During the six months ended June 30, 2015, BMS, on behalf of the Company, made payments totaling $1.9 million to a number of states in connection with state income tax settlements.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$6,535	$6,043
Work in process	1,732	1,788
Finished goods	7,129	7,751

Inventory	15,396	15,582
Other long-term assets	1,156	1,156

Total	$16,552	$16,738

At both June 30, 2015 and December 31, 2014, inventories reported as other long-term assets included $1.2 million of raw materials.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Land	$14,950	$14,950
Buildings	68,296	67,571
Machinery, equipment and fixtures	63,536	65,179
Construction in progress	12,020	9,746
Accumulated depreciation	(65,935)	(61,432)

Property, plant and equipment, net	$92,867	$96,014

For the three and six months ended June 30, 2015, depreciation expense related to property, plant and equipment was $2.0 million and $7.7 million, respectively, as compared to $2.1 million and $4.4 million for the prior year comparative periods.

Included within machinery, equipment and fixtures are spare parts of approximately $2.5 million at both June 30, 2015 and December 31, 2014. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to research and development, or R&D, activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $4.8 million as of June 30, 2015. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

Long-Lived Assets to Be Disposed of Other than by Sale

In November 2014, the Company announced its plans to decommission certain long-lived assets associated with its R&D operations in the United States. The Company expected the decommissioning to begin in the second half of 2015. As a result, the Company revised its estimates of the remaining useful lives of the affected long-lived assets to seven months.

During the second quarter of 2015, the Company halted its decommissioning plans until an indefinite date. As a result, the Company revised its estimates of the remaining useful lives of the affected long-lived assets back to its original remaining useful life effective April 1, 2015. This resulted in a decrease in depreciation expense of $3.7 million during the quarter ended June 30, 2015, as compared to the quarter ended March 31, 2015, and is included in R&D expenses in the condensed consolidated statement of operations.

At June 30, 2015 and December 31, 2014, the net book value of these assets totaled $3.7 million and $7.4 million, respectively.

7. Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond, which itself is currently secured by an $8.8 million unfunded Standby Letter of Credit provided to the third party issuer of the bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2015, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.0 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2015:

(in thousands)
Balance at January 1, 2015	$7,435
Accretion expense	426

Balance at June 30, 2015	$7,861

8. Intangibles, net

Intangibles, net consisted of the following:

	June 30, 2015
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$6,025	$7,515	Straight-line
Customer relationships	104,825	90,263	14,562	Accelerated
Other patents	42,780	40,758	2,022	Straight-line

	$161,145	$137,046	$24,099

	December 31, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$5,116	$8,424	Straight-line
Customer relationships	105,373	88,931	16,442	Accelerated
Other patents	42,780	40,455	2,325	Straight-line

	$161,693	$134,502	$27,191

For the three and six months ended June 30, 2015, the Company recorded amortization expense for its intangible assets of $1.5 million and $3.0 million, respectively, as compared to $1.9 million and $3.8 million for the prior year comparative periods.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2015	$2,987
2016	5,300
2017	3,492
2018	2,769
2019	1,897
2020 and thereafter	7,654

$24,099

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
Compensation and benefits	$9,399	$11,198
Accrued interest	90	4,994
Accrued professional fees	3,140	1,508
Research and development services	122	248
Freight, distribution and operations	2,988	3,069
Marketing expense	1,055	978
Accrued rebates, discounts and chargebacks	2,156	2,164
Other	742	704

	$19,692	$24,863

10. Financing Arrangements

Term Facility

On June 30, 2015, the Company entered into a new $365.0 million seven-year Term Facility, which was issued net of a 1.25% discount of $4.6 million. The Company has a right to request an increase of the Term Facility in an aggregate amount up to $37.5 million subject to certain leverage ratios. The net proceeds of the Term Facility, together with the net proceeds of the IPO and cash on hand, were used to refinance in full the aggregate principal amount of the Notes and pay related premiums, interest and expenses.

The term loans under the Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter.

The Company is permitted to voluntarily prepay the Term Facility, in whole or in part, with a premium applicable for the first six months of the Term Facility in connection with a repricing transaction. The Company is required to make quarterly payments, beginning on September 30, 2015, in an amount equal to a quarter of a percent (0.25%) per annum of the original principal amount of the Term Facility. The remaining unpaid principal amount of the Term Facility will be payable on the maturity date, or June 30, 2022.

The Term Facility will require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of the net cash proceeds of all non-ordinary course sales or other dispositions of assets (including as a result of casualty or condemnation, subject to certain exceptions); the Company may reinvest or commit to reinvest certain of those proceeds in assets useful in our business within twelve months;

•	100% of the net cash proceeds from issuances or incurrence of debt, other than proceeds from debt permitted under the Term Facility and Revolving Facility;

•	50% (with two leverage-based stepdowns) of the Company’s excess cash flow; and

•	50% of net payments from the Zurich insurance settlement (as defined therein).

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the Term Facility in direct order of maturity.

The Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of the Company.

The Company’s maturities of principal obligations under the Term Facility are as follows as of June 30, 2015:

(in thousands)
Remainder of 2015	$1,825
2016	3,650
2017	3,650
2018	3,650
2019	3,650
2020 and thereafter	348,575

Total debt	365,000
Unamortized debt discount	(4,562)
Unamortized debt issuance costs	(5,861)

Total	354,577
Less current portion	(3,650)

Total long-term debt	$350,927

Term Facility Covenants

The Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The Term Facility requires the Company to be in quarterly compliance, measured on a trailing four quarter basis. The financial covenants are displayed in the table below:

Term Facility Financial Covenants

Period	Total Net Leverage Ratio
Q3 2015 to Q1 2016	6.25 to 1.00
Q2 2016 to Q4 2016	6.00 to 1.00
Q1 2017 to Q2 2017	5.50 to 1.00
Thereafter	5.00 to 1.00

The Term Facility contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

Financing Costs

LMI incurred and capitalized approximately $5.9 million in debt issuance costs, consisting primarily of underwriting fees and expenses and legal fees in connection with the issuance of the Term Facility. Unamortized debt issuance costs associated with the Term Facility are recorded as a reduction to long-term debt on the condensed consolidated balance sheets. Debt issuance costs are being amortized over the life of the Term Facility, as appropriate, using the effective interest method and are included in interest expense in the accompanying condensed consolidated statements of operations.

On June 30, 2015, LMI amended its existing Revolving Facility upon the closing of the Term Facility. The amendment extended the expiration date on the Revolving Facility and further modified certain definitions. In connection with the June 30, 2015 amendment, LMI incurred approximately $0.4 million in fees and expenses, which is included in other current assets on the condensed consolidated balance sheets. These fees are being amortized over the remaining life of the Revolving Facility using the straight-line method and are included in interest expense in the accompanying consolidated statements of operations.

Senior Notes

LMI had $400.0 million in aggregate principal amount of the Notes outstanding. The interest on the Notes was at a rate of 9.750% per year, payable on May 15 and November 15 of each year. The net proceeds of the Term Facility, together with the net proceeds of the IPO and cash on hand, were used to refinance in full the aggregate principal amount of the Notes and pay related premiums, interest and expenses. The Company satisfied and discharged its obligations under the Notes as of June 30, 2015. The notes and accrued interest were redeemed in full on July 30, 2015.

The Company recorded a loss on extinguishment of debt totaling $15.5 million, which included a redemption premium of $9.7 million and a $5.8 million write-off of unamortized debt issuance costs associated with the Senior Notes. As of June 30, 2015, the Company also paid the accrued interest to the redemption date totaling $3.3 million, which is included in interest expense on the condensed consolidated statement of operations.

Revolving Line of Credit

At June 30, 2015, LMI has a Revolving Facility with an aggregate principal amount not to exceed $50.0 million. The loans under the Revolving Facility bear interest subject to a pricing grid based on average historical excess availability, with pricing based from time to time at the election of LMI at (i) LIBOR plus a spread ranging from 2.00% or (ii) the Reference Rate (as defined in the agreement) plus 1.00%. The Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

As of June 30, 2015 and December 31, 2014, LMI has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless LMI elects not to renew in writing within 60 days prior to that expiration.

The Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, as well as a financial covenant during trigger periods in the form of a consolidated fixed charge coverage ratio of not less than 1:00:1:00. Upon an event of default, the lender has the right to declare the loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, and the lender may, after such events of default, require LMI to make deposits with respect to any outstanding letters of credit in an amount equal to 105% of the greatest amount for which such letter of credit may be drawn.

The Revolving Facility is guaranteed by Holdings and Lantheus Real Estate and is secured by a pledge of substantially all of the assets of each of the loan parties including accounts receivable, inventory and machinery and equipment. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of June 30, 2015, the aggregate Borrowing Base was approximately $38.8 million, which was reduced an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $29.9 million.

11. Stockholders’ Equity

As of June 30, 2015, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. The common stockholders are entitled to one vote per share and will share equally on a per share basis in any dividend declared by the Board of Directors, subject to any preferential rights of the holders of any outstanding preferred stock.

12. Stock-Based Compensation

As of June 24, 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan.

The Company’s employees are eligible to receive awards under the 2015 Plan. The 2015 Plan is administered by the Board of Directors and permits the granting of nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company. The Board of Directors may, at its sole discretion, grant DERs with respect to any award and is treated as a separate award. The number of shares authorized for issuance under the 2015 Plan is 2,190,320. Option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Time based option awards vest based on time, typically four years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	26 - 28%	33 - 35%	26 – 32%	33 - 35%
Expected dividends	—	—	—	—
Expected life (in years)	4.1 – 6.0	5.5 – 6.3	4.1 – 6.3	5.5 – 6.3
Risk-free interest rate	1.3 – 1.9%	1.6 – 1.9%	1.3 – 1.9%	1.5 – 1.9%

A summary of option activity for 2015 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,146,509	384,601	1,531,110	$13.57	6.4	$3,979,000
Options granted	274,481	—	274,481	12.24
Options cancelled	(24,444)	(3,904)	(28,348)	21.48
Options exercised	—	—	—	—
Options forfeited or expired	(45,509)	(54,769)	(100,278)	19.76

Outstanding at June 30, 2015	1,351,037	325,928	1,676,965	12.84	5.7	$391,000

Vested and expected to vest at June 30, 2015	1,286,400	311,649	1,598,049	12.18	5.6	$383,000

Exercisable at June 30, 2015	714,180	209,257	923,437	10.60	4.5	$333,000

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2015 was $0.99 and $1.42, respectively, as compared to $5.65 and $5.84 for the prior year comparative periods.

A summary of restricted stock awards activity for 2015 is presented below:

	Time Based	Weighted Average Grant Date Fair Value
Issued and unvested at January 1, 2015	—	$—
Granted	479,708	8.34
Vested	—	—
Forfeited	(2,846)	8.52

Issued and unvested at June 30, 2015	476,862	$8.34

Stock-based compensation expense for both time based and performance based stock options and restricted stock awards were recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of goods sold	$52	$31	$51	$72
General and administrative	465	154	679	323
Sales and marketing	79	37	115	81
Research and development	60	29	88	59

Total stock-based compensation expense	$656	$251	$933	$535

13. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if those securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net loss	$(24,423)	$(1,636)	$(24,048)	$(2,921)

Basic and diluted weighted average common shares outstanding	18,898,003	18,080,944	18,489,451	18,080,256

Basic and diluted loss per common share	$(1.29)	$(0.09)	$(1.30)	$(0.16)

The weighted average number of common shares for the three and six months ended June 30, 2015 and 2014, did not include 2,153,827 and 1,377,523 options and unvested restricted stock, respectively, because of their antidilutive effect.

14. Other Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Foreign currency (losses) gains	$18	$(154)	$(360)	$(392)
Tax indemnification (loss) income	781	(22)	777	(197)
Other income	1	1	—	—

Total other income (expense), net	$800	$(175)	$417	$(589)

15. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of June 30, 2015, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, went on for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On May 22, 2015, the Company filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. The Company cannot be certain when, if ever, it will be able to recover for business interruption losses related to this matter and in what amount, if any.

16. Related Party Transactions

Avista, the Company’s majority shareholder, provided certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company was required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement was seven years. On June 25, 2015, the Company exercised its right to terminate its advisory services and monitoring agreement with Avista. In connection with such termination, the Company has paid Avista Capital Holdings, L.P. an aggregate termination fee of $6.5 million, which is included in general and administrative expenses in the condensed consolidated statement of operations. During the three and six months ended June 30, 2015, the Company incurred costs associated with this agreement totaling $6.8 million and $7.0 million, respectively, as compared to $0.3 million and $0.5 million for the prior year comparative periods. At December 31, 2014, $10,000 was included in accrued expenses. There were no amounts outstanding as of June 30, 2015.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. During each of the three and six months ended June 30, 2015, the Company made purchases of $44,000 and $115,000, respectively, as compared to $74,000 and $134,000 for the prior year comparative periods. At June 30, 2015 and December 31, 2014, $1,000 and $21,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. Donald Bailey, brother of the Company’s President and Chief Executive Officer, Jeffrey Bailey, is head of sales for Marsh’s U.S. and Canada division. During each of the six months ended June 30, 2015 and 2014, the Company paid Marsh $0.1 million. At both June 30, 2015 and December 31, 2014, a prepaid amount of $43,000 was included in other current assets.

17. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 79.6% and 80.4% of consolidated revenues for the three and six months ended June 30, 2015 as compared to 77.5% for the prior year comparative periods and 89.8% and 90.1% of consolidated assets at June 30, 2015 and December 31, 2014, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
U.S.	$64,689	$62,981	$130,477	$124,368
International	14,936	17,045	29,092	33,570

Total revenue, including inter-segment	79,625	80,026	159,569	157,938
Less inter-segment revenue	(6,311)	(4,413)	(11,432)	(8,989)

	$73,314	$75,613	$148,137	$148,949

Revenues from external customers
U.S.	$58,378	$58,568	$119,045	$115,379
International	14,936	17,045	29,092	33,570

	$73,314	$75,613	$148,137	$148,949

Operating income
U.S.	$3,442	$8,417	$16,121	$15,437
International	2,059	1,345	585	2,644

Total operating income (loss), including inter-segment	5,501	9,762	16,706	18,081
Inter-segment operating income (loss)	(145)	218	28	388

Operating income	5,356	9,980	16,734	18,469
Interest expense, net	(13,876)	(10,567)	(24,499)	(21,119)
Loss on extinguishment of debt	(15,528)	—	(15,528)	—
Other income (expense), net	800	(175)	417	(589)

Loss before income taxes	$(23,248)	$(762)	$(22,876)	$(3,239)

	June 30, 2015	December 31, 2014
Total assets
U.S.	$209,665	$219,129
International	23,885	24,024

	$233,550	$243,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “targets,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (ii) outlook and expectations related to products manufactured at JHS and Pharmalucence and global isotope supply; (iii) our outlook and expectations related to our intention to seek to engage strategic partners to assist in developing and potentially commercializing development candidates; and (iv) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility, or Revolving Facility, are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this prospectus may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the increased segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and the newly approved Lumason (known as SonoVue outside of the U.S.) from Bracco Diagnostics Inc., or Bracco;

•	our dependence on key customers and group purchasing organization arrangements for our medical imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers and group purchasing organizations, including our relationship with Cardinal Health, or Cardinal;

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	the instability of the global Molybdenum-99, or Moly, supply;

•	risks associated with supply and demand for Xenon;

•	our ability to compete effectively, including in connection with pricing pressures and new market entrants;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain FDA approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks associated with prevailing economic conditions and financial, business and other factors beyond our control;

•	risks associated with our international operations;

•	our inability to adequately protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act risks related to the ownership of our common stock.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in “Risk Factors” in the Prospectus.

Overview

We are a global leader in developing, manufacturing, selling and distributing innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis of cardiovascular and other diseases. Our agents are routinely used to diagnose coronary artery disease, congestive heart failure, stroke, peripheral vascular disease and other diseases. Clinicians use our imaging agents and products across a range of imaging modalities, including echocardiography, nuclear imaging and MRI. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.

Our commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to hospitals, clinics, group practices, integrated delivery networks, group purchasing organizations, radiopharmacies, and, in certain circumstances, wholesalers.

We sell our products globally and have operations in the United States, Puerto Rico, Canada and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

Our Products

Our principal products include the following:

DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the United States for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and its last patent in the United States will currently expire in 2021 and in numerous foreign jurisdictions in 2019. We also have an active next generation development program for this agent.

TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow. Xenon is manufactured by a third party and packaged by us.

Sales of our contrast agent, DEFINITY, are made in the United States and Canada through our sales team of approximately 80 employees. In the United States, our nuclear imaging products, including TechneLite, Xenon, Cardiolite and Neurolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own four radiopharmacies in Canada and two radiopharmacies in each of Puerto Rico and Australia. In Europe, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multicountry regional basis.

The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	%	2014	%	2015	%	2014	%
DEFINITY	$28,428	38.8%	$23,516	31.1%	$54,094	36.5%	$45,874	30.8%
TechneLite	17,362	23.7	23,525	31.1	38,221	25.8	46,566	31.3
Xenon	12,048	16.4	8,899	11.8	25,243	17.0	18,609	12.5
Other	15,476	21.1	19,673	26.0	30,579	20.7	37,900	25.4

Revenues	$73,314	100.0%	$75,613	100.0%	$148,137	100.0%	$148,949	100.0%

Key Factors Affecting Our Results

Our business and financial performance have been, and continue to be, affected by the following:

Growth of DEFINITY

We believe the market opportunity for our contrast agent, DEFINITY, remains significant. DEFINITY is currently our fastest growing and highest margin commercial product. We believe that DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix. As a result of DEFINITY’s continued growth, we believe that our gross profit will increase, and our gross margin will continue to expand. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will experience further penetration of suboptimal echocardiograms.

Prior to the supply issues with Ben Venue Laboratories, or BVL, in 2012, sales of DEFINITY continually increased year-over-year since June 2008, when the boxed warning on DEFINITY was modified. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the FDA boxed warning was modified in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further favorable modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Bracco’s newly approved ultrasound contrast agent, Lumason, has substantially similar safety labeling as DEFINITY. The future growth of our DEFINITY sales will be dependent on our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and, as discussed below in “—Inventory Supply,” on the ability of JHS, and, if approved Pharmalucence, to continue to manufacture and release DEFINITY on a timely and consistent basis. See “Prospectus—Risk Factors—The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.”

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY which as of December 2014 had an approximately 78% segment share, Optison, and Lumason approved by the FDA in October 2014. Lumason is known as SonoVue outside of the U.S. and is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. While we believe that additional promotion in the U.S. echocardiography segment will help raise awareness around the value that echocardiography contrast brings and potentially increase the overall contrast penetration rate, if Bracco successfully commercializes Lumason in the U.S. without otherwise increasing the overall usage of ultrasound contrast agents, our own growth expectations for DEFINITY revenue, gross profit and gross margin may have to be adjusted.

Inventory Supply

Our products consist of contrast imaging agents and radiopharmaceuticals (including technetium generators). We obtain a substantial portion of our imaging agents from third party suppliers. JHS is currently our sole source manufacturer of DEFINITY and Neurolite and we have ongoing technology transfer activities at JHS for our Cardiolite product supply. In the meantime, our Cardiolite product supply is manufactured by a single manufacturer. Until JHS is approved by certain foreign regulatory authorities to manufacture certain of our products, we will face continued limitations on where we can sell those products outside of the United States.

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. We currently target filing for FDA approval to manufacture DEFINITY at Pharmalucence in 2015. For the balance of 2015, we currently anticipate higher levels of technology transfer costs, which are period expenses associated with our various manufacturing initiatives, as our contract manufacturer-related activities intensity.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited useful lives and are subject to just-in- time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Global Isotope Supply

Currently, our largest supplier of Moly and our only supplier of Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly, we currently have a supply agreement with Nordion that runs through December 31, 2015, subject to certain early termination provisions and supply agreements with NTP of South Africa, ANSTO of Australia, and IRE of Belgium, each running through December 31, 2017. For Xenon, we have a purchase order relationship with Nordion. The Canadian government requires the NRU reactor to shut down for at least four weeks at least once a year for inspection and maintenance. The 2015 shutdown period ran from April 13, 2015 until May 12, 2015, and we were able to source all of our standing order customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by-product of the Moly production process and is currently captured only by NRU, for approximately two weeks during this shutdown period, we were not able to supply all of our standing order customer demand for Xenon. Because the month-long NRU shutdown was fully anticipated in our 2015 budgeting process, the shutdown did not have a material adverse effect on our 2015 results of operations, financial condition and cash flows.

We believe we are well-positioned with our current supply partners to have a secure supply of Moly, including low-enriched uranium, or LEU, Moly, when the NRU reactor transitions in October 2016 from providing regular supply of medical isotopes to providing only emergency back-up supply medical isotopes through March 2018. ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity by approximately 2.5 times, with expanded commercial production planned to start in the latter part of 2016. In addition, IRE is currently in the process of expanding its production capability by up to 50%, and IRE expects this capacity expansion to be approved by its regulatory body by 2016. The new ANSTO and IRE production capacity is expected to replace the NRU’s current routine production. In January 2015, we announced entering into a new strategic agreement with IRE for the future supply of Xenon. Under the terms of the agreement, IRE will provide bulk Xenon to us for processing and finishing once development work has been completed and all necessary regulatory approvals have been obtained. We currently estimate commercial production will occur in 2016. If we are not able to begin providing commercial quantities of Xenon prior to the NRU reactor’s supply transition in 2016, there may be a period of time during which we are not able to offer Xenon in our portfolio of commercial products. See “Prospectus—Risk Factors—We face potential supply and demand challenges for Xenon.”

Demand for TechneLite

Since the global Moly supply shortage in 2009 to 2010, we have experienced reduced demand for TechneLite generators from pre-shortage levels even though volume has increased in absolute terms from levels during the shortage following the return of our normal Moly supply in August 2010. However, we do not know if overall industry demand for technetium will ever return to pre-shortage levels. See “Prospectus—Risk Factors—The Moly supply shortage caused by the 2009-10 NRU reactor shutdown has had a negative effect on the demand for some of our products, which will likely continue in the future.”

Separate from the Moly supply shortage, we believe there has also been a decline in the MPI study market because of industry-wide cost containment initiatives that have resulted in a transition of where imaging procedures are performed, from free-standing imaging centers to the hospital setting. While the total number of patient studies has not returned to pre-shortage levels, the total MPI market has been essentially flat for the period 2011 through 2014.

In November 2014, CMS announced the 2015 final Medicare payment rules for hospital outpatient settings. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. In January 2013, we began to offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, we do not know when, or if, this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

Cardinal Supply Agreements

Our written supply agreements with Cardinal relating to TechneLite generators, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with their terms on December 31, 2014. Following extended discussions with Cardinal that have not yet resulted in one or more new written supply agreements, we are currently accepting and fulfilling product orders from Cardinal on a purchase order basis at list price. We cannot predict the volumes or product mix Cardinal will continue to order and purchase, and such volumes and product mix may vary over time. In the absence of written supply agreements with Cardinal, in early 2015, our sales volumes with Cardinal began to transition from previous historical levels to new, lower levels, but at substantially higher prices. This gave us a revenue and margin benefit in the first quarter of 2015. Some of the volume that we previously sold to Cardinal has shifted to sales to other of our radiopharmacy customers. We currently anticipate the benefit we experienced in the first quarter of 2015 from this change in contractual status will moderate in future quarters for so long as we do not have written supply agreements with Cardinal, and we have begun to see such moderation in the second quarter of 2015.

While future levels of revenue and profit contribution associated with Cardinal cannot be predicted at this time because such amounts depend on future unit sales volumes, product mix and pricing to Cardinal, we currently anticipate that overall quarterly levels for the remainder of 2015 will be lower than those experienced during the first quarter of 2015 and during the respective year-ago periods. We further anticipate this change in contractual status will continue to favorably impact our gross profit percentage versus respective year-ago periods, though not to the extent experienced during the first quarter of 2015. The future favorable impact to our gross profit percentage will depend on ultimate levels of unit volume and product mix ordered by this customer in future periods. See “Prospectus—Risk Factors—In the United States, we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenues.”

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded R&D programs have been a key factor in our historical results and success. In March 2013, we began to implement a strategic shift in how we fund our important R&D programs. We have reduced our internal R&D resources while at the same time we are seeking to engage strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we are seeking strategic partners to assist us with the further development and possible commercialization of flurpiridaz F 18. For our other two important agents in development, 18F LMI 1195 and LMI 1174, we are also seeking to engage strategic partners to assist us with the ongoing development activities relating to these agents.

Recent Events

On June 25, 2015, in conjunction with our initial public offering, or IPO, we effected a corporate reorganization, whereby Lantheus MI Intermediate, Inc. (formerly the direct parent of LMI and the direct subsidiary of Holdings) was merged with and into Holdings, or the Merger. In conjunction with the Merger, we effected a 0.355872-for-1 reverse stock split for its common stock. Upon consummation of the Merger, the par value of the common stock changed from $0.001 to $0.01.

On June 30, 2015, we completed an IPO of our common stock at a price to the public of $6.00 per share. Our common stock is now traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “LNTH”. We issued and sold 12,256,577 shares of common stock in the IPO, including 1,423,243 shares that were offered and sold pursuant to the underwriters’ exercise in full of its overallotment option. The IPO raised proceeds to us of approximately $67.2 million, after deducting $6.4 million in underwriting discounts, commissions and related expenses.

On June 30, 2015, we also entered into a $365.0 million senior secured term loan facility, or the Term Facility. The net proceeds of the Term Facility, together with the net proceeds from the IPO and the cash use of $10.9 million cash on hand were used to repay in full the aggregate principal amount of LMI’s $400.0 million 9.750% Senior Notes due 2017, or the Notes, pay related premiums, interest and expenses and pay down the $8.0 million of outstanding borrowings under LMI’s $50.0 million revolving credit facility, or the Revolving Facility.

Segments

We report our results of operations in two operating segments: United States and International. We generate a greater proportion of our revenue and net income in the United States segment, which consists of all regions of the United States with the exception of Puerto Rico. We expect our percentage of revenue and net income derived from our International segment to continue to increase in future periods as we continue to expand globally.

Executive Overview

Our results in the three and six months ended June 30, 2015 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	increased revenues for Xenon, mainly the result of higher selling prices, offset in part by mix shift among certain sales channels;

•	decreased revenues from our TechneLite generators in absence of Cardinal agreements;

•	lower international revenues across product lines because of unfavorable foreign exchange and competitive pressures;

•	increased depreciation over the prior year period associated with the scheduled decommissioning of certain long-lived assets;

•	$15.5 million loss on extinguishment of debt costs related to the redemption of LMI’s outstanding Notes;

•	$6.5 million payment for the termination of our advisory services and monitoring agreement with Avista; and

•	$3.3 million in additional interest payments to redeem the Notes on July 30, 2015.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Revenues	$73,314	$75,613	$148,137	$148,949
Cost of goods sold	40,647	44,554	79,701	87,829

Gross profit	32,667	31,059	68,436	61,120

Operating expenses
Sales and marketing expenses	9,229	9,402	18,301	18,900
General and administrative expenses	15,444	8,990	24,567	17,842
Research and development expenses	2,638	2,687	8,834	5,909

Total operating expenses	27,311	21,079	51,702	42,651

Operating income	5,356	9,980	16,734	18,469
Interest expense, net	(13,876)	(10,567)	(24,499)	(21,119)
Loss on extinguishment of debt	(15,528)	—	(15,528)	—
Other income (expense), net	800	(175)	417	(589)

Loss before income taxes	(23,248)	(762)	(22,876)	(3,239)
Provision (benefit) for income taxes	1,175	874	1,172	(318)

Net loss	(24,423)	(1,636)	(24,048)	(2,921)

Foreign currency translation	(16)	603	(374)	332

Total comprehensive loss	$(24,439)	$(1,033)	$(24,422)	$(2,589)

Revenues

Revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States
DEFINITY	$27,828	$23,019	$53,010	$45,003
TechneLite	14,637	20,624	32,810	40,723
Xenon	12,038	8,899	25,224	18,605
Other	3,875	6,026	8,001	11,048

Total U.S. revenues	$58,378	$58,568	$119,045	$115,379

International
DEFINITY	$600	$497	$1,084	$871
TechneLite	2,725	2,901	5,411	5,843
Xenon	10	—	19	4
Other	11,601	13,647	22,578	26,852

Total International revenues	$14,936	$17,045	$29,092	$33,570

Revenues	$73,314	$75,613	$148,137	$148,949

Total revenues decreased $2.3 million, or 3.0%, to $73.3 million in the three months ended June 30, 2015, as compared to $75.6 million in the three months ended June 30, 2014. U.S. segment revenue decreased $0.2 million, or 0.3%, to $58.4 million in the three months ended June 30, 2015, as compared to $58.6 million in the prior year period. The International segment revenues decreased $2.1 million, or 12.4%, to $14.9 million in the three months ended June 30, 2015, as compared to $17.0 million in the prior year period.

Total revenues decreased $0.8 million, or 0.5%, to $148.1 million in the six months ended June 30, 2015, as compared to $148.9 million in the six months ended June 30, 2014. U.S. segment revenue increased $3.7 million, or 3.2%, to $119.0 million in the six months ended June 30, 2015, as compared to $115.4 million in the prior year period. The International segment revenues decreased $4.5 million, or 13.3%, to $29.1 million in the six months ended June 30, 2015, as compared to $33.6 million in the prior year period.

The decrease in U.S. segment revenues for the three months ended June 30, 2015, as compared to the prior year period is primarily due to $6.0 million in TechneLite driven by lower volumes, $1.1 million in Neurolite driven by lower volumes and a decrease in license revenue of approximately of $1.0 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement. Offsetting these decreases was an increase of $3.1 million increase in Xenon primarily as a result of higher selling prices and an increase of $4.8 million in DEFINITY driven primarily by higher unit volumes.

The increase in U.S. segment revenues for the six months ended June 30, 2015, as compared to the prior year period is primarily due to an increase of $8.0 million in DEFINITY driven primarily by higher unit volumes and an increase of $6.6 million increase in Xenon primarily as a result of higher selling prices. Offsetting these increases was a decrease of $7.9 million TechneLite driven by lower volumes, a decrease in license revenue of approximately of $2.0 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement and $0.8 million in Neurolite driven by lower volumes.

The decrease in the International segment revenues for the three months ended June 30, 2015, as compared to the prior year period is primarily due to $1.6 million unfavorable foreign exchange and $0.8 million in Cardiolite revenues as a result of competitive pressures.

The decrease in the International segment revenues for the six months ended June 30, 2015, as compared to the prior year period is primarily due to $2.9 million unfavorable foreign exchange and $1.7 million in Cardiolite revenues as a result of competitive pressures.

Rebates and Allowances

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for certain products, administrative fees of group purchasing organizations, royalties and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2014	$1,739	$20	$1,759
Current provisions relating to revenues in current year	5,773	310	6,083
Adjustments relating to prior years’ estimate	(18)	—	(18)
Payments/credits relating to revenues in current year	(4,264)	(284)	(4,548)
Payments/credits relating to revenues in prior years	(1,066)	(20)	(1,086)

Balance, as of December 31, 2014	2,164	26	2,190
Current provisions relating to revenues in current year	3,137	139	3,276
Adjustments relating to prior years’ estimate	(55)	(9)	(64)
Payments/credits relating to revenues in current year	(1,722)	(115)	(1,837)
Payments/credits relating to revenues in prior years	(1,368)	(17)	(1,385)

Balance, as of June 30, 2015	$2,156	$24	$2,180

Accrued sales rebates were approximately $2.2 million at June 30, 2015 and December 31, 2014.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$27,568	$31,991	$54,430	$63,256
International	13,079	12,563	25,271	24,573

Total Cost of Goods Sold	$40,647	$44,554	$79,701	$87,829

Total cost of goods sold decreased $3.9 million, or 8.8%, to $40.6 million in the three months ended June 30, 2015, as compared to $44.6 million in the three months ended June 30, 2014. U.S. segment cost of goods sold decreased approximately $4.4 million, or 13.8%, to $27.6 million in the three months ended June 30, 2015, as compared to $32.0 million in the prior year period. For the three months ended June 30, 2015, the International segment cost of goods sold increased $0.5 million, or 4.1%, to $13.1 million, as compared to $12.6 million in the prior year period.

Total cost of goods sold decreased $8.1 million, or 9.3%, to $79.7 million in the six months ended June 30, 2015, as compared to $87.8 million in the six months ended June 30, 2014. U.S. segment cost of goods sold decreased approximately $8.8 million, or 14.0%, to $54.4 million in the six months ended June 30, 2015, as compared to $63.3 million in the prior year period. For the six months ended June 30, 2015, the International segment cost of goods sold increased $0.7 million, or 2.8%, to $25.3 million, as compared to $24.6 million in the prior year period.

The decrease in the U.S. segment cost of goods sold for the three months ended June 30, 2015 over the prior year period is primarily due to a decrease of $5.1 million in the cost of goods associated with TechneLite due to lower material costs and lower sales unit volumes. In addition, there was a $1.2 million decrease in Thallium cost of goods due to lower sales unit volumes. Offsetting these decreases was a $1.8 million increase in DEFINITY cost of goods due to higher sales unit volumes.

The decrease in the U.S. segment cost of goods sold for the six months ended June 30, 2015 over the prior year period is primarily due to decrease of $8.4 million in the cost of goods associated with TechneLite due to lower material costs and lower sales unit volumes. In addition, there was a $2.5 million decrease in Neurolite cost of goods due to lower unit volumes sold and lower technology transfer costs. We also realized a decrease of $2.3 million in the cost of goods with Thallium due to lower unit volumes sold. Offsetting these decreases was a $3.3 million increase in DEFINITY cost of goods due to higher sales unit volumes and an increase of $1.4 million in Xenon cost of goods due to increased material costs.

The increase in the International segment cost of goods sold in the three months ended June 30, 2015, as compared to the prior year period, is primarily due to approximately $1.5 million in manufacturing costs for certain products. Offsetting this increase was a favorable foreign exchange impact of $0.8 million combined with a $0.2 million decrease due to lower sales volume.

The increase in the International segment cost of goods sold in the six months ended June 30, 2015, as compared to the prior year period, is primarily due to approximately $2.9 million in manufacturing costs for certain products. Offsetting this increase was a favorable foreign exchange impact of $1.4 million combined with a $0.8 million decrease due to lower sales volume.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$30,810	$26,577	$64,615	$52,123
International	1,857	4,482	3,821	8,997

Total Gross Profit	$32,667	$31,059	$68,436	$61,120

Total gross profit increased $1.6 million, or 5.2%, to $32.7 million in the three months ended June 30, 2015, as compared to $31.1 million in the three months ended June 30, 2014. U.S. segment gross profit increased $4.2 million, or 15.9%, to $30.8 million in the three months ended June 30, 2015, as compared to $26.6 million in the prior year period. For the three months ended June 30, 2015, the International segment gross profit decreased $2.6 million, or 58.6%, to $1.9 million, as compared to $4.5 million in the prior year period.

Total gross profit increased $7.3 million, or 11.8%, to $68.4 million in the six months ended June 30, 2015, as compared to $61.1 million in the six months ended June 30, 2014. U.S. segment gross profit increased $12.5 million, or 24.0%, to $64.6 million in the six months ended June 30, 2015, as compared to $52.1 million in the prior year period. For the six months ended June 30, 2015, the International segment gross profit decreased $5.2 million, or 57.5%, to $3.8 million, as compared to $9.0 million in the prior year period.

The increase in the U.S. segment gross profit for the three months ended June 30, 2015 over the prior year period is primarily due to a $3.0 million increase in DEFINITY gross profit due to higher unit volumes and a $2.3 million increase for Xenon due to higher selling price. Offsetting these increases was a $0.9 million decrease in Technelite gross profit due to less unit volumes.

The increase in the U.S. segment gross profit for the six months ended June 30, 2015 over the prior year period is primarily due to a $5.2 million increase in Xenon gross profit due to higher selling price and DEFINITY gross profit increased $4.7 million due to higher unit volumes. In addition, gross profit increased by $3.3 million due to lower Neurolite technology transfer costs and lower unit volumes combined with higher average selling price per unit for Thallium.

The decrease in the International segment gross profit for the three months ended June 30, 2015 over the prior year period is primarily due to a $1.5 million increase in manufacturing costs for certain products. This decrease is also driven by an unfavorable foreign exchange impact of $0.8 million and a $0.3 million decrease due to lower sales volume.

The decrease in the International segment gross profit for the three months ended June 30, 2015 over the prior year period is primarily due to a $2.9 million increase in manufacturing costs for certain products. This decrease is also driven by an unfavorable foreign exchange impact of $1.5 million and a $0.7 million decrease due to lower sales volume.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$8,284	$8,298	$16,352	$16,598
International	945	1,104	1,949	2,302

Total Sales and Marketing	$9,229	$9,402	$18,301	$18,900

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses decreased $0.2 million, or 1.8%, to $9.2 million in the three months ended June 30, 2015, as compared to $9.4 million in the three months ended June 30, 2014. In the U.S. segment, sales and marketing expense remained constant at $8.3 million in each period. In the International segment, sales and marketing expense decreased $0.2 million, or 14.4%, to $0.9 million in the three months ended June 30, 2015, as compared to $1.1 million in the prior year period.

Total sales and marketing expenses decreased $0.6 million, or 3.2%, to $18.3 million in the six months ended June 30, 2015, as compared to $18.9 million in the six months ended June 30, 2014. In the U.S. segment, sales and marketing expense decreased $0.2 million, or 1.5%, to $16.4 million in the six months ended June 30, 2015, as compared to $16.6 million in the prior year period. In the International segment, sales and marketing expense decreased $0.4 million, or 15.3%, to $1.9 million in the six months ended June 30, 2015, as compared to $2.3 million in the prior year period.

The decrease in the U.S. segment sales and marketing expenses for the six months ended June 30, 2015 over the prior year period is primarily due to timing related to advertising and promotional activities, offset, in part, by increased headcount and related expenses.

The decrease in the International segment sales and marketing expenses for the three and six months ended June 30, 2015 over the prior year period is primarily due to lower headcount and a favorable foreign exchange impact.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$14,893	$8,359	$23,633	$16,640
International	551	631	934	1,202

Total General and Administrative	$15,444	$8,990	$24,567	$17,842

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, certain facility and insurance costs, including director and officer liability insurance.

Total general and administrative expenses increased $6.5 million, or 71.8%, to $15.4 million in the three months ended June 30, 2015, as compared to $9.0 million in the three months ended June 30, 2014. In the U.S. segment, general and administrative expense increased $6.5 million, or 78.2%, to $14.9 million in the three months ended June 30, 2015, as compared to $8.4 million in the prior year period. In the International segment, general and administrative expense remained constant as compared to the prior year period.

Total general and administrative expenses increased $6.7 million, or 37.7%, to $24.6 million in the six months ended June 30, 2015, as compared to $17.8 million in the six months ended June 30, 2014. In the U.S. segment, general and administrative expense increased $7.0 million, or 42.0%, to $23.6 million in the six months ended June 30, 2015, as compared to $16.6 million in the prior year period. In the International segment, general and administrative expense decreased $0.3 million, or 22.3%, to $0.9 million in the six months ended June 30, 2015, as compared to $1.2 million in the prior year period.

The increase in the U.S. segment general and administrative expenses for the three and six months ended June 30, 2015 over the prior year period is primarily due to the $6.5 million termination fee paid to terminate the advisory services and monitoring agreement with Avista. In addition, higher employee related expenses were offset, in part, by lower recurring legal fees.

The decrease in the International segment general and administrative expenses for the six months ended June 30, 2015 over the prior year period is primarily due to lower headcount, lower professional fees, lower bad debt expense and a favorable foreign exchange impact.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$2,466	$2,589	$8,481	$5,703
International	172	98	353	206

Total Sales and Marketing	$2,638	$2,687	$8,834	$5,909

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expenses remained constant in the three months ended June 30, 2015, as compared the three months ended June 30, 2014. In the U.S. segment, research and development expense decreased $0.1 million, or 4.8%, to $2.5 million in the three months ended June 30, 2015, as compared to $2.6 million in the prior year period. In the International segment, research and development expense increased $0.1 million, or 75.5%, to $0.2 million in the three months ended June 30, 2015, as compared to $0.1 million in the prior year period.

Total research and development expenses increased $2.9 million, or 49.5%, to $8.8 million in the six months ended June 30, 2015, as compared to $5.9 million in the six months ended June 30, 2014. In the U.S. segment, research and development expense increased $2.8 million, or 48.7%, to $8.5 million in the six months ended June 30, 2015, as compared to $5.7 million in the prior year period. In the International segment, research and development expense increased $0.1 million, or 71.4%, to $0.4 million in the six months ended June 30, 2015, as compared to $0.2 million in the prior year period.

The decrease in the U.S. segment research and development expenses for the three months ended June 30, 2015 over the prior year period is primarily due to a reduction in overhead costs associated with the decommissioning of certain long-lived assets, offset by a gain in the prior year associated with the sale of certain long-lived assets and change in headcount.

The increase in the U.S. segment research and development expenses for the six months ended June 30, 2015 over the prior year period is primarily due to an increase of $3.4 million of depreciation expense as a result of the scheduled decommissioning of certain long-lived assets associated with R&D operations, a gain in the prior year associated with the sale of certain long-lived assets and change in headcount, offset by a reduction in overhead costs associated with the decommissioning of certain long-lived assets.

The increase in the International segment research and development expenses for the three and six months ended June 30, 2015 over the prior year period is primarily due to increased regulatory costs.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Interest expense	$(13,882)	$(10,572)	$(24,512)	$(21,132)
Interest income	6	5	13	13
Loss on extinguishment of debt	(15,528)	—	(15,528)	—
Other income (expense), net	800	(175)	417	(589)

Total other expense, net	$(28,604)	$(10,742)	$(39,610)	$(21,708)

Interest Expense

For the three and six months ended June 30, 2015, compared to the same periods in 2014, interest expense increased by $3.3 million and $3.4 million, respectively, as a result of interest payments made for interest through the redemption date (July 30, 2015) on the Senior Notes.

Interest Income

For the three and six months ended June 30, 2015, compared to the same periods in 2014, interest income remained consistent.

Extinguishment of Debt

For the three and six months ended June 30, 2015, we incurred a $15.5 million loss on extinguishment of debt related to the redemption of LMI’s Notes.

Other (Expense) Income, net

For the three and six months ended June 30, 2015, compared to the same periods in 2014, other income increased by $1.0 million due to an increase in tax indemnification income as a result of settlements of state tax audits.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision (benefit) for income taxes	$1,175	$874	$1,172	$(318)

For the six months ended June 30, 2015 and 2014, our effective tax rate was 5.1% and 9.8%, respectively. The $1.5 million decrease in the tax benefit for the six months ended June 30, 2015, as compared to the same period in 2014, was impacted primarily by interest and penalties associated with uncertain tax positions. Considering our history of losses, we continue to maintain a valuation allowance against substantially all of our net deferred tax assets. Our provision (benefit) for income taxes results primarily from reversals of uncertain tax positions as statutes lapse or are settled during the year, offset by taxes due in certain foreign jurisdictions where we generate taxable income, as well as interest and penalties associated with uncertain tax positions. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the years ended:

Three months ended June 30, 2015

•	A $1.1 million increase in our uncertain tax positions relating to state tax nexus.

•	A $8.1 million increase in the valuation allowance for losses that are not benefited.

Six months ended June 30, 2015

•	A $1.8 million increase in our uncertain tax positions relating to state tax nexus.

•	A $0.7 million decrease in our uncertain tax positions relating to a state tax settlement.

•	A $7.2 million increase in the valuation allowance for losses are that not benefited.

Three months ended June 30, 2014

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.4 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Six months ended June 30, 2014

•	A $1.8 million decrease in our uncertain tax positions relating to the New York State settlement agreement.

•	A $1.4 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $1.4 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$3,719	$(5,048)	$8,767
Investing activities	$(6,112)	$(3,253)	$(2,859)
Financing activities	$5,055	$5,394	$(339)

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities is primarily driven by our earnings and changes in working capital. The increase in cash provided by operating activities for the six months ended June 30, 2015 as compared to 2014 was primarily driven by cash flow increases in accounts receivable due to improved cash collections and cash flow increases in accounts payable due to the timing of payments. Offsetting these increases were decreases in cash flows in accrued expenses and other liabilities due to the payment of interest on our Senior Notes through the redemption date (July 30, 2015).

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the six months ended June 30, 2015 as compared to 2014 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, we generated $423.4 million from the net proceeds of the Term Facility together with the net proceeds from the IPO. The net proceeds generated from the Term Facility and the IPO were used to repay in full the aggregate principal amount of the $400.0 million Notes, pay related premiums and expenses and pay down the $8.0 million of outstanding borrowings under the Revolving Facility, which totaled $417.8 million.

During the six months ended June 30, 2014, we generated cash from financing activities through $5.5 million of proceeds from our Revolving Facility.

External Sources of Liquidity

On June 30, 2015, we completed our IPO, entered into a new $365.0 million seven-year Term Facility and amended and restated our Revolving Facility that has a borrowing capacity of $50.0 million. The net proceeds of the Term Facility and the IPO together with available cash were used to repay in full the aggregate principal amount of the $400.0 million Notes, and pay related premiums, interest and expenses and pay down $8.0 million of borrowings under the Revolving Facility.

We have the right to request an increase of the Term Facility in an aggregate amount up to $37.5 million subject to certain leverage ratios. The term loans under the Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter.

The loans under our Revolving Facility bear interest subject to a pricing grid based on average historical excess availability, with pricing based from time to time at our election at (i) LIBOR plus a spread of 2.00% or (ii) the Reference Rate (as defined in our Revolving Facility) plus a spread of 1.00%. Our Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

As of June 30, 2015 and December 31, 2014, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our Revolving Facility is secured by a pledge of substantially all of the assets of LMI, together with the assets of Holdings and assets of Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Holdings and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of June 30, 2015, the aggregate Borrowing Base was approximately $38.8 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest resulting in a net borrowing base availability of approximately $29.9 million. Our new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage, accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

Our Revolving Facility contains affirmative and negative covenants, as well as restrictions on the ability of LMI, us and our subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. Our Revolving Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period (x) certain specified events of default are continuing under our Revolving Facility or (y) excess availability under our Revolving Facility falls below certain specific levels. During a covenant trigger period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for us on a trailing four-fiscal quarter period basis, as (i) EBITDA (as defined in the agreement) minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

Our Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of the Company.

Our Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Our Term Facility requires us to be in quarterly compliance, measured on a trailing four quarter basis. The financial covenants are displayed in the table below:

Term Facility Financial Covenants

Period	Total Net Leverage Ratio
Q3 2015 to Q1 2016	6.25 to 1.00
Q2 2016 to Q4 2016	6.00 to 1.00
Q1 2017 to Q2 2017	5.50 to 1.00
Thereafter	5.00 to 1.00

The Term Facility contains usual and customary restrictions on the ability of us and our subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with our affiliates.

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements.

We may from time to time repay our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include prepayments of our term loan. The amount of debt that may be prepaid, if any, would be decided at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

•	the pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY, and any additional products that we may market in the future;

•	revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers;

•	the costs of further commercialization of our existing products, particularly in international markets, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;

•	the costs of investing in our facilities, equipment and technology infrastructure;

•	the costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co- promotion, distribution or other similar arrangements for our marketed products;

•	the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

•	the cost of interest on any additional borrowings which we may incur under our financing arrangements.

Until we successfully become dual sourced for our principal products, we are vulnerable to future supply shortages. Disruption in the financial performance could also occur if we experience significant adverse changes in customer mix, broad economic downturns, adverse industry or company conditions or catastrophic external events. If we experience one or more of these events in the future, we may be required to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through additional public or private equity offerings, assets securitizations, debt financings, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our Revolving Facility and Term Facility. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our Revolving Facility and our Term Facility, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with the covenants of our Revolving Facility and Term Facility. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

At June 30, 2015, our only current committed external source of funds is our borrowing availability under our Revolving Facility. We had $22.2 million of cash and cash equivalents at June 30, 2015. Availability under our Revolving Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability. Our new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the revolving line of credit may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage, accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our Revolving Facility will be sufficient to continue to fund our liquidity requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets.

There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2015. For further information, refer to our summary of significant accounting policies and estimates in our Prospectus.

Off-Balance Sheet Arrangements

We are required to provide the U.S. Nuclear Regulatory Commission, or NRC, and Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure, though we do not intend to close the facility. We have provided this financial assurance in the form of a $28.2 million surety bond and an $8.8 million letter of credit.

Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments to reduce these risks or for trading purposes.

Interest Rate Risk

As a result of our new Term Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of June 30, 2015, we had $365.0 million outstanding under our Term Facility with a variable interest rate that only varies to the extent LIBOR exceeds one percent.

Furthermore, we are subject to interest rate risk in connection with the Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2015, there was an $8.8 million unfunded Standby Letter of Credit and $0.1 million accrued interest, which reduced availability to $29.9 million on the Revolving Facility. Any increase in the interest rate under the Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Revolving Facility. The effect of a 100 basis points adverse change in market interest rates on our interest expense would be approximately $53,000.

Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the six months ended June 30, 2015 and 2014, the net impact of foreign currency changes on transactions was a loss of $0.4 million. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the six month periods ended June 30, 2015 and 2014 was 46.2% and 41.0%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2015, we estimate our gross margin on revenues would have increased by 0.1%, 0.3% and 0.7%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2014, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.5%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of those subsidiaries into the U.S. Dollar. The Canadian Dollar presents the primary currency risk on our earnings.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the six months ended June 30, 2015 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(194)	$(39)
5%	(968)	(195)
10%	(1,935)	(390)

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net loss for the six months ended June 30, 2014 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(225)	$(9)
5%	(1,123)	(43)
10%	(2,246)	(86)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended June 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. In addition, we have in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities which exposes us to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition or results of operations.

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, went on for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On May 22, 2015, we filed a notice of appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. We cannot be certain when, if ever, we will be able to recover for business interruption losses related to this matter and in what amount, if any.

Except as noted above, as of June 30, 2015, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in our Prospectus except as set forth below. For further information, refer to “Risk Factors” in our Prospectus.

If we lose the services of our key personnel, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Jeffrey Bailey, our Chief Executive Officer and President, John Bakewell, our Chief Financial Officer, Mary Anne Heino, our Chief Operating Officer, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Messrs. Bailey and Bakewell and Ms. Heino and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executive officers. While we have experienced both voluntary and involuntary turnover on our executive leadership team, to date we have been able to attract new, qualified individuals to lead our company and key functional areas. The majority of options granted to employees under our 2008 Equity Incentive Plan and 2013 Equity Incentive Plan are currently out-of-the-money. In particular, none of Mr. Bailey, Mr. Bakewell or Ms. Heino currently holds any in-the-money stock options. Our ability to retain our existing executive leadership and senior management team will depend, in part, on modifying and supplementing our current employee equity incentive program. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Initial Public Offering of Common Stock

On June 30, 2015, we completed an IPO of our common stock at a price to the public of $6.00 per share. Our common stock is now traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “LNTH”. We issued and sold 12,256,577 shares of common stock in the IPO, including 1,423,243 shares that were offered and sold pursuant to the underwriters’ exercise in full of its overallotment option. The IPO raised proceeds of approximately $67.2 million, after deducting underwriting discounts, commissions and related expenses.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE

3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	June 30, 2015

3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	June 30, 2015

4.1	Form of Common Stock Certificate of Lantheus Holdings, Inc.	8-K	001-36569	4.1	June 30, 2015

4.2	Third Supplemental Indenture, dated as of June 25, 2015, among Lantheus Medical Imaging, Inc., Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-36569	4.2	June 30, 2015

10.1	Affirmation and Assumption Agreement, dated June 25, 2015, to Amended and Restated Credit Agreement, dated July 3, 2013, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, book runner and syndication agent.	8-K	001-36569	10.1	June 30, 2015

10.2	Amendment, dated June 25, 2015, to Amended and Restated Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein.	8-K	001-36569	10.2	June 30, 2015

10.3	Amendment, dated June 25, 2015, to Employee Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein.	8-K	001-36569	10.3	June 30, 2015

10.4	Term Loan Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, each of the lenders party thereto, and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.4	June 30, 2015

10.5	Second Amended and Restated Credit Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and collateral agent, each of the lenders party thereto and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.5	June 30, 2015

10.6	Amendment, dated June 25, 2015, to the Employment Agreement, dated May 8, 2013, by and between Lantheus Medical Imaging, Inc. and Jeffrey Bailey.	8-K	001-36569	10.6	June 30, 2015

10.7	Amendment, dated June 25, 2015, to the Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	8-K	001-36569	10.7	June 30, 2015

10.8	Amendment, dated June 25, 2015, to the Employment Agreement, dated August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	8-K	001-36569	10.8	June 30, 2015

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ JEFFREY BAILEY
Name:	Jeffrey Bailey
Title:	President and Chief Executive Officer
Date:	August 4, 2015

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN BAKEWELL
Name:	John Bakewell
Title:	Chief Financial Officer
Date:	August 4, 2015

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE

3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	June 30, 2015

3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	June 30, 2015

4.1	Form of Common Stock Certificate of Lantheus Holdings, Inc.	8-K	001-36569	4.1	June 30, 2015

4.2	Third Supplemental Indenture, dated as of June 25, 2015, among Lantheus Medical Imaging, Inc., Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-36569	4.2	June 30, 2015

10.1	Affirmation and Assumption Agreement, dated June 25, 2015, to Amended and Restated Credit Agreement, dated July 3, 2013, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, book runner and syndication agent.	8-K	001-36569	10.1	June 30, 2015

10.2	Amendment, dated June 25, 2015, to Amended and Restated Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein.	8-K	001-36569	10.2	June 30, 2015

10.3	Amendment, dated June 25, 2015, to Employee Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein.	8-K	001-36569	10.3	June 30, 2015

10.4	Term Loan Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, each of the lenders party thereto, and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.4	June 30, 2015

10.5	Second Amended and Restated Credit Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and collateral agent, each of the lenders party thereto and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.5	June 30, 2015

10.6	Amendment, dated June 25, 2015, to the Employment Agreement, dated May 8, 2013, by and between Lantheus Medical Imaging, Inc. and Jeffrey Bailey.	8-K	001-36569	10.6	June 30, 2015

10.7	Amendment, dated June 25, 2015, to the Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	8-K	001-36569	10.7	June 30, 2015

10.8	Amendment, dated June 25, 2015, to the Employment Agreement, dated August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	8-K	001-36569	10.8	June 30, 2015

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission