Form 10-Q
period 2015-09-30
Lantheus Holdings, Inc.
filed 2015-11-04
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The registrant had 31,472,015 of common stock, $0.01 par value per share, issued and outstanding as of November 4, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$74,123	$75,682	$222,260	$224,631
Cost of goods sold	40,418	44,044	120,119	131,873

Gross profit	33,705	31,638	102,141	92,758

Operating expenses
Sales and marketing expenses	8,633	8,327	26,934	27,227
General and administrative expenses	9,206	11,041	33,773	28,883
Research and development expenses	2,458	3,049	11,292	8,958

Total operating expenses	20,297	22,417	71,999	65,068

Operating income	13,408	9,221	30,142	27,690
Interest expense, net	(7,100)	(10,585)	(31,599)	(31,704)
Loss on extinguishment of debt	—	—	(15,528)	—
Other income (expense), net	(183)	441	234	(148)

Income (loss) before income taxes	6,125	(923)	(16,751)	(4,162)
Provision (benefit) for income taxes	739	(56)	1,911	(374)

Net income (loss)	$5,386	$(867)	$(18,662)	$(3,788)

Net income (loss) per common share:
Basic and diluted	$0.18	$(0.05)	$(0.83)	$(0.21)
Common shares:
Basic	30,359,516	18,080,968	22,443,257	18,080,496
Diluted	30,761,771	18,080,968	22,443,257	18,080,496

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,386	$(867)	$(18,662)	$(3,788)
Foreign currency translation	(443)	(671)	(817)	(339)

Total comprehensive income (loss)	$4,943	$(1,538)	$(19,479)	$(4,127)

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$21,922	$19,739
Accounts receivable, net of allowance of $334 and $585	39,724	41,540
Inventory	16,579	15,582
Other current assets	5,210	4,374

Total current assets	83,435	81,235
Property, plant and equipment, net	92,393	96,014
Capitalized software development costs, net	1,981	2,421
Intangibles, net	22,489	27,191
Goodwill	15,714	15,714
Other long-term assets	20,120	20,578

Total assets	$236,132	$243,153

Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$—	$8,000
Accounts payable	10,700	15,665
Accrued expenses and other liabilities	19,968	24,863
Current portion of long-term debt	3,650	—

Total current liabilities	34,318	48,528
Asset retirement obligation	8,074	7,435
Long-term debt, net	350,367	392,863
Other long-term liabilities	33,518	33,597

Total liabilities	426,277	482,423

Commitments and contingencies (See Note 15)
Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000,000 shares authorized; 30,364,501 and 18,080,944 shares issued; 30,364,501 and 18,075,907 shares outstanding)	303	181
Treasury stock (no shares and 5,037 shares, at cost)	—	(106)
Additional paid-in capital	175,075	106,699
Accumulated deficit	(363,076)	(344,414)
Accumulated other comprehensive loss	(2,447)	(1,630)

Total stockholders’ deficit	(190,145)	(239,270)

Total liabilities and stockholders’ deficit	$236,132	$243,153

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	18,078,725	$181	(5,037)	(106)	$105,655	$(340,853)	$(394)	$(235,517)
Net share option exercise	—	—	2,219	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(3,561)	—	(3,561)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Stock-based compensation	—	—	—	—	—	—	1,031	—	—	1,031

Balance at December 31, 2014	—	—	18,080,944	181	(5,037)	(106)	106,699	(344,414)	(1,630)	(239,270)
Issuance of common stock from initial public offering, net of $6,362 issuance costs	—	—	12,256,577	122	—	—	67,055	—	—	67,177
Treasury stock retired	—	—	—	—	5,037	106	(106)	—	—	—
Net loss	—	—	—	—	—	—	—	(18,662)	—	(18,662)
Other comprehensive loss	—	—	—	—	—	—	—	—	(817)	(817)
Issuance of common stock	—	—	40,000	—	—	—	—	—	—	—
Shares withheld to cover taxes	—	—	(13,020)	—	—	—	(97)	—	—	(97)
Stock-based compensation	—	—	—	—	—	—	1,524	—	—	1,524

Balance at September 30, 2015	—	$—	30,364,501	$303	—	—	$175,075	$(363,076)	$(2,447)	$(190,145)

See notes to unaudited condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(18,662)	$(3,788)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	16,648	14,808
Provision for excess and obsolete inventory	1,073	1,529
Stock-based compensation	1,524	782
Deferred income taxes	(85)	(30)
Loss on extinguishment of debt	15,528	—
Write-off of deferred financing costs	—	2,319
Other	2,598	(72)
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	790	(2,383)
Inventory	(2,441)	668
Other current assets	(1,075)	(1,312)
Accounts payable	(2,765)	(2,971)
Accrued expenses and other liabilities	(3,997)	5,915

Cash provided by operating activities	9,136	15,465

Cash flows from investing activities
Capital expenditures	(8,419)	(5,303)
Proceeds from sale of property, plant and equipment	—	227
Redemption of certificate of deposit - restricted	—	228

Cash used in investing activities	(8,419)	(4,848)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	73,539	—
Initial public offering costs	(6,258)	—
Proceeds from issuance of common stock, other	—	13
Proceeds from issuance of long-term debt	360,438	—
Payments on long-term debt	(969)	(52)
Payments on senior notes	(400,000)	—
Payment for call premium on senior notes	(9,752)	—
Payments on line of credit	(8,000)	(5,500)
Proceeds from line of credit	—	5,500
Payments for offering costs	(563)	(1,758)
Payment for tax withholding related to net share settlement of equity awards	(97)	—
Deferred financing costs	(6,297)	(139)

Cash provided by (used in) financing activities	2,041	(1,936)

Effect of foreign exchange rate on cash	(575)	(132)

Increase in cash and cash equivalents	2,183	8,549
Cash and cash equivalents, beginning of period	19,739	18,578

Cash and cash equivalents, end of period	$21,922	$27,127

Supplemental disclosure of cash flow information
Interest paid	$34,275	$19,692
Income taxes paid, net	$81	$375
Noncash investing and financing activities
Property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$940	$1,488
Initial public offering costs included in accrued expenses and other liabilities	$104	$561

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

The Company’s portfolio of 10 commercial products is diversified across a range of imaging modalities. The Company’s imaging agents include contrast agents and medical radiopharmaceuticals (including technetium generators), including the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the United States, is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas, or Xenon, is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with Single Photon Emission Computed Tomography, or SPECT, technology in myocardial perfusion imaging, or MPI, procedures that assess blood flow distribution to the heart.

•	Neurolite is an injectable, technetium-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

In the United States, the Company sells DEFINITY through its sales team that calls on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks. The Company’s radiopharmaceutical products are primarily distributed through commercial radiopharmacies owned or controlled by third parties. In Canada, Puerto Rico and Australia, the Company owns seven radiopharmacies and sells its own radiopharmaceuticals, as well as others, directly to end users. In Europe, Asia Pacific and Latin America, the Company utilizes distributor relationships to market, sell and distribute its products.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this quarterly report should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Prospectus dated June 24, 2015 and filed with the SEC on June 26, 2015, or the Prospectus. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the Prospectus and updated, as necessary, in this quarterly report. There were no changes to the Company’s accounting policies since December 31, 2014 except that the Company has adopted a new accounting policy as discussed further below. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recent Events

On June 25, 2015, in conjunction with its initial public offering, or IPO, the Company effected a corporate reorganization, whereby Lantheus MI Intermediate, Inc. (formerly the direct parent of LMI and the direct subsidiary of Holdings) was merged with and into Holdings, or the Merger.

On June 30, 2015, the Company completed an IPO of its common stock at a price to the public of $6.00 per share. The Company’s common stock is now traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “LNTH”. The Company issued and sold 12,256,577 shares of common stock in the IPO, including 1,423,243 shares that were offered and sold pursuant to the underwriters’ exercise in full of its overallotment option. The IPO resulted in proceeds to the Company of approximately $67.2 million, after deducting $6.4 million in underwriting discounts, commissions and related expenses.

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

The Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company has additional ongoing technology transfer activities at JHS for its Cardiolite product supply, which is currently manufactured by a single manufacturer. In addition, the Company has ongoing technology transfer activities at Pharmalucence for the manufacture and supply of DEFINITY, and the Company believes it will file for U.S. Food and Drug Administration, or FDA, approval to manufacture DEFINITY at Pharmalucence in 2016.

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

During 2013 and 2014, the Company has utilized its revolving line of credit as a source of liquidity from time to time. Borrowing capacity under the Revolving Facility is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted operating results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of September 30, 2015, the aggregate Borrowing Base was approximately $46.2 million, which was reduced by the $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $37.3 million. The Company’s new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the revolving line of credit may affect the Company’s ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage. Accordingly, the Company may be limited in utilizing its net Borrowing Base availability as a source of liquidity.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2015-03, “Interest—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. Under the new ASU, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, the Company’s balance sheet will reflect a reclassification of unamortized debt issuance costs from other long-term assets to long-term debt, net. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company has adopted this standard effective as of June 30, 2015 and applied the changes retrospectively to the prior periods presented. Adoption of this standard has resulted in the reclassification of $6.4 million from other long-term assets to long-term debt, net on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $5.7 million are recorded as a reduction to long-term debt, net on the condensed consolidated balance sheets at September 30, 2015.

In August 2015, FASB issued ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements,” or ASU 2015-15. ASU 2015-15 indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The adoption of ASU 2015-15 did not have any effect on the Company’s financial position or results of operations.

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

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. For the nine months ended September 30, 2014, the Company expensed $1.7 million of such product costs in cost of goods sold relating to Neurolite that was manufactured by JHS. There was no significant product expensed for the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. There were no events as of September 30, 2015 and December 31, 2014 that triggered an interim impairment test of goodwill.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

September 30, 2015 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,722	$1,722	$—	$—
Certificates of deposit—restricted	77	—	77	—

Total	$1,799	$1,722	$77	$—

December 31, 2014 (in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,737	$2,737	$—	$—
Certificates of deposit—restricted	89	—	89	—

Total	$2,826	$2,737	$89	$—

At both September 30, 2015 and December 31, 2014, the Company has a $0.1 million certificate of deposit which is collateral for a long-term lease and is included in other long-term assets on the condensed consolidated balance sheet. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At September 30, 2015, after giving effect to the closing of the IPO and the Term Facility, the repayment in full of the aggregate principal amount of $400.0 million Notes together with related premiums, interest and expenses and the pay down of $8.0 million of borrowings under the Revolving Facility, the Company had total cash and cash equivalents of $21.9 million, which included approximately $1.7 million of money market funds and $20.2 million of cash on-hand. At December 31, 2014, the Company had total cash and cash equivalents of $19.7 million, which included approximately $2.7 million of money market funds and $17.0 million of cash on-hand.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the Company’s Term Facility at September 30, 2015, approximates carrying value because the interest rate is subject to change with market interest rates. At December 31, 2014, the estimated fair value of the Senior Notes based on Level 2 inputs of recent market activity available to the Company was $384.0 million compared to the face value of $400.0 million.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax provision was $0.7 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, compared to a tax benefit of $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb, or BMS, in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other expense, net in the condensed consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other expense, net. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

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

During the nine months ended September 30, 2015, BMS, on behalf of the Company, made payments totaling $1.9 million to a number of states in connection with state income tax settlements. Within the next twelve months, unrecognized tax benefits of $0.1 million may be recognized associated with transfer pricing due to the closing of the statute of limitations.

5. Inventory

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$7,172	$6,043
Work in process	4,129	1,788
Finished goods	5,278	7,751

Inventory	16,579	15,582
Other long-term assets	1,156	1,156

Total	$17,735	$16,738

At both September 30, 2015 and December 31, 2014, inventories reported as other long-term assets included $1.2 million of raw materials.

6. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Land	$14,950	$14,950
Buildings	68,858	67,571
Machinery, equipment and fixtures	63,343	65,179
Construction in progress	12,775	9,746
Accumulated depreciation	(67,533)	(61,432)

Property, plant and equipment, net	$92,393	$96,014

For the three and nine months ended September 30, 2015, depreciation expense related to property, plant and equipment was $1.9 million and $9.6 million, respectively, as compared to $2.2 million and $6.5 million for the prior year comparative periods.

Included within machinery, equipment and fixtures are spare parts of approximately $2.4 million and $2.5 million at September 30, 2015 and December 31, 2014, respectively. Spare parts include replacement parts relating to plant and equipment and are either recognized as an expense when consumed or re-classified and capitalized as part of the related plant and equipment and depreciated over a time period not exceeding the useful life of the related asset.

Fixed assets dedicated to research and development, or R&D, activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $4.6 million as of September 30, 2015. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

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

At September 30, 2015 and December 31, 2014, the net book value of these assets totaled $4.4 million and $7.4 million, respectively.

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

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of September 30, 2015, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.0 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2015:

(in thousands)
Balance at January 1, 2015	$7,435
Accretion expense	639

Balance at September 30, 2015	$8,074

8. Intangibles, net

Intangibles, net consisted of the following:

	September 30, 2015
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$6,480	$7,060	Straight-line
Customer relationships	104,102	90,543	13,559	Accelerated
Other patents	42,780	40,910	1,870	Straight-line

	$160,422	$137,933	$22,489

	December 31, 2014
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$5,116	$8,424	Straight-line
Customer relationships	105,373	88,931	16,442	Accelerated
Other patents	42,780	40,455	2,325	Straight-line

	$161,693	$134,502	$27,191

For the three and nine months ended September 30, 2015, the Company recorded amortization expense for its intangible assets of $1.5 million and $4.5 million, respectively, as compared to $1.9 million and $5.7 million for the prior year comparative periods.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2015	$1,467
2016	5,276
2017	3,473
2018	2,753
2019	1,886
2020 and thereafter	7,634

$22,489

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
Compensation and benefits	$11,152	$11,198
Accrued interest	94	4,994
Accrued professional fees	1,561	1,508
Research and development services	174	248
Freight, distribution and operations	3,199	3,069
Marketing expense	970	978
Accrued rebates, discounts and chargebacks	2,292	2,164
Other	526	704

	$19,968	$24,863

10. Financing Arrangements

Term Facility

On June 30, 2015, LMI entered into a new $365.0 million seven-year Term Facility, which was issued net of a 1.25% discount of $4.6 million. LMI has a right to request an increase of the Term Facility in an aggregate amount up to $37.5 million plus additional amounts subject to certain leverage ratios. The net proceeds of the Term Facility, together with the net proceeds of the IPO and cash on hand, were used to refinance in full the aggregate principal amount of the Notes and pay related premiums, interest and expenses.

The term loans under the Term Facility bear interest, with pricing based from time to time at LMI’s election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter.

LMI is permitted to voluntarily prepay the Term Facility, in whole or in part, with a premium applicable for the first six months of the Term Facility in connection with a repricing transaction. LMI is required to make quarterly payments, which began on September 30, 2015, in an amount equal to a quarter of a percent (0.25%) per annum of the original principal amount of the Term Facility. The remaining unpaid principal amount of the Term Facility will be payable on the maturity date, or June 30, 2022.

The Term Facility will require LMI to prepay outstanding term loans, subject to certain exceptions, with:

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

The Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of the Company, LMI and Lantheus Real Estate.

The Company’s minimum payments of principal obligations under the Term Facility are as follows as of September 30, 2015:

(in thousands)
Remainder of 2015	$913
2016	3,650
2017	3,650
2018	3,650
2019	3,650
2020 and thereafter	348,575

Total debt	364,088
Unamortized debt discount	(4,387)
Unamortized debt issuance costs	(5,684)

Total	354,017
Less current portion	(3,650)

Total long-term debt	$350,367

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

The Company recorded a loss on extinguishment of debt totaling $15.5 million, which included a redemption premium of $9.7 million and a $5.8 million write-off of unamortized debt issuance costs associated with the Senior Notes. On June 30, 2015, the Company also paid the accrued interest to the redemption date totaling $3.3 million, which is included in interest expense for the nine months ending September 30, 2015 on the condensed consolidated statement of operations.

Revolving Line of Credit

At September 30, 2015, LMI has a Revolving Facility with an aggregate principal amount not to exceed $50.0 million. The loans under the Revolving Facility bear interest subject to a pricing grid based on average historical excess availability, with pricing based from time to time at the election of LMI at (i) LIBOR plus a spread ranging from 2.00% or (ii) the Reference Rate (as defined in the agreement) plus 1.00%. The Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

As of September 30, 2015 and December 31, 2014, LMI has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless LMI elects not to renew in writing within 60 days prior to that expiration.

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

The Revolving Facility is guaranteed by Holdings and Lantheus Real Estate and is secured by a pledge of substantially all of the assets of each of the loan parties including accounts receivable, inventory and machinery and equipment. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of September 30, 2015, the aggregate Borrowing Base was approximately $46.2 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $37.3 million.

11. Stockholders’ Equity

As of September 30, 2015, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. The common stockholders are entitled to one vote per share and will share equally on a per share basis in any dividend declared by the Board of Directors, subject to any preferential rights of the holders of any outstanding preferred stock.

12. Stock-Based Compensation

As of June 24, 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan.

The Company’s employees are eligible to receive awards under the 2015 Plan. The 2015 Plan is administered by the Board of Directors and permits the granting of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company. The Board of Directors may, at its sole discretion, grant DERs with respect to any award and such DER is treated as a separate award. The number of shares authorized for issuance under the 2015 Plan is 2,190,320. Option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Time based option awards vest based on time, typically four years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

The Company uses the following Black-Scholes inputs to determine the fair value of new stock option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	30%	—	26 – 30%	33 – 35%
Expected dividends	—	—	—	—
Expected life (in years)	6.0	—	4.1 – 6.3	5.5 – 6.3
Risk-free interest rate	1.8%	—	1.3 – 1.9%	1.5 – 1.9%

A summary of option activity for 2015 is presented below:

	Time Based	Performance Based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,146,509	384,601	1,531,110	$13.57	6.4	$3,979,000
Options granted	281,474	—	281,474	12.11
Options cancelled	(30,759)	(3,904)	(34,663)	21.33
Options exercised	—	—	—	—
Options forfeited or expired	(312,413)	(143,737)	(456,150)	19.25

Outstanding at September 30, 2015	1,084,810	236,962	1,321,772	11.10	5.2	$—

Vested and expected to vest at September 30, 2015	1,042,638	232,695	1,275,332	11.03	5.1	$—

Exercisable at September 30, 2015	662,891	208,579	871,470	10.01	4.1	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $1.44 and $2.08, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2015 was $2.35. No options were granted during the three months ended September 30, 2014.

A summary of restricted stock awards activity for 2015 is presented below:

	Time Based	Weighted Average Grant Date Fair Value
Issued and unvested at January 1, 2015	—	$—
Granted	1,276,700	6.14
Vested	—	—
Forfeited	(184,340)	6.27

Issued and unvested at September 30, 2015	1,092,360	$6.12

Stock-based compensation expense for both time based and performance based stock options, restricted stock awards and common stock grants were recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of goods sold	$51	$32	$102	$104
General and administrative	417	151	1,095	474
Sales and marketing	71	34	186	116
Research and development	52	30	141	88

Total stock-based compensation expense	$591	$247	$1,524	$782

13. Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if those securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income (loss)	$5,386	$(867)	$(18,662)	$(3,788)

Basic weighted average common shares outstanding	30,359,516	18,080,968	22,443,257	18,080,496
Effect of dilutive restricted stock awards	289,911	—	—	—
Effect of dilutive stock options	112,344	—	—	—

Diluted weighted average common shares outstanding	30,761,771	18,080,968	22,443,257	18,080,496

Basic and diluted income (loss) per common share	$0.18	$(0.05)	$(0.83)	$(0.21)

The weighted average number of common shares for the three and nine months ended September 30, 2015, did not include 653,322 and 2,414,132 options and unvested restricted stock, respectively, because of their antidilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2014, did not include 1,373,508 options because of their antidilutive effect.

14. Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Foreign currency (losses) gains	$(628)	$82	$(989)	$(311)
Tax indemnification income	439	359	1,216	163
Other income	6	—	7	—

Total other income (expense), net	$(183)	$441	$234	$(148)

15. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of September 30, 2015, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, went on for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On September 4, 2015, the Company filed an appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. The Company cannot be certain when, if ever, it will be able to recover for business interruption losses related to this matter and in what amount, if any.

16. Related Party Transactions

Avista, the Company’s majority shareholder, provided certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company was required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement was seven years. On June 25, 2015, the Company exercised its right to terminate its advisory services and monitoring agreement with Avista. In connection with such termination, the Company has paid Avista Capital Holdings, L.P. an aggregate termination fee of $6.5 million, which is included in general and administrative expenses in the condensed consolidated statement of operations. During the three months ended September 30, 2015, the Company did not incur any costs associated with this agreement as compared to $0.3 million for the prior year comparative period. During the nine months ended September 30, 2015, the Company incurred costs associated with this agreement totaling $7.0 million as compared to the $0.8 million for the prior year comparative period. At December 31, 2014, $10,000 was included in accrued expenses. There were no amounts outstanding as of September 30, 2015.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. During each of the three and nine months ended September 30, 2015 and 2014, the Company made purchases of $0.1 million and $0.2 million, respectively. At September 30, 2015 and December 31, 2014, $9,000 and $21,000, respectively, was included in accounts payable and accrued expenses.

The Company retains Marsh for insurance brokering and risk management. Donald Bailey, brother of the Company’s former President and Chief Executive Officer, Jeffrey Bailey, is head of sales for Marsh’s U.S. and Canada division. During each of the nine months ended September 30, 2015 and 2014, the Company paid Marsh $0.2 million. At both September 30, 2015 and December 31, 2014, a prepaid amount of $43,000 was included in other current assets.

17. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 79.9% and 80.2% of consolidated revenues for the three and nine months ended September 30, 2015 as compared to 78.5% and 77.8% for the prior year comparative periods and 90.9% and 90.1% of consolidated assets at September 30, 2015 and December 31, 2014, respectively. All goodwill has been allocated to the U.S. operating segment.

Selected information for each business segment are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
U.S.	$64,420	$64,311	$194,897	$188,679
International	14,911	16,253	44,003	49,823

Total revenue, including inter-segment	79,331	80,564	238,900	238,502
Less inter-segment revenue	(5,208)	(4,882)	(16,640)	(13,871)

	$74,123	$75,682	$222,260	$224,631

Revenues from external customers
U.S.	$59,212	$59,429	$178,257	$174,808
International	14,911	16,253	44,003	49,823

	$74,123	$75,682	$222,260	$224,631

Operating income
U.S.	$13,303	$8,174	$29,424	$23,611
International	2	1,009	587	3,653

Total operating income, including inter-segment	13,305	9,183	30,011	27,264
Inter-segment operating income	103	38	131	426

Operating income	13,408	9,221	30,142	27,690
Interest expense, net	(7,100)	(10,585)	(31,599)	(31,704)
Loss on extinguishment of debt	—	—	(15,528)	—
Other income (expense), net	(183)	441	234	(148)

Income (loss) before income taxes	$6,125	$(923)	$(16,751)	$(4,162)

	September 30, 2015	December 31, 2014
Total assets
U.S.	$214,579	$219,129
International	21,553	24,024

	$236,132	$243,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “targets,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (ii) our outlook and expectations in connection with future performance of Xenon in the face of potential increased competition; (iii) our outlook and expectations related to products manufactured at JHS and Pharmalucence and global isotope supply; (iv) our outlook and expectations related to our intention to seek to engage strategic partners to assist in developing and potentially commercializing development candidates; and (v) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility, or Revolving Facility, are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this prospectus may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the increased segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and Lumason from Bracco Diagnostics Inc., or Bracco;

•	our ability to maintain revenues and unit volumes for Xenon in pulmonary studies and the prospect of increased competition in this generic segment;

•	our dependence on key customers and group purchasing organization arrangements for our medical imaging products, and our ability to maintain and profitably renew our contracts and relationships with those key customers and group purchasing organizations, including our relationship with Cardinal Health, or Cardinal;

•	our dependence upon third parties for the manufacture and supply of a substantial portion of our products;

•	risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites, including for DEFINITY at Pharmalucence;

•	risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	the instability of the global Molybdenum-99, or Moly, supply;

•	the dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	potential liability associated with our marketing and sales practices;

•	the occurrence of any side effects with our products;

•	our exposure to potential product liability claims and environmental liability;

•	risks associated with our lead agent in development, flurpiridaz F 18, including our ability to:

•	attract strategic partners to successfully complete the Phase 3 clinical program and possibly commercialize the agent;

•	obtain FDA approval; and

•	gain post-approval market acceptance and adequate reimbursement;

•	risks associated with being able to negotiate in a timely manner relationships with potential strategic partners to advance our other development programs on acceptable terms, or at all;

•	the extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners;

•	our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	risks associated with prevailing economic conditions and financial, business and other factors beyond our control;

•	risks associated with our international operations;

•	our inability to adequately protect our facilities, equipment and technology infrastructure;

•	our inability to hire or retain skilled employees and key personnel;

•	risks related to our outstanding indebtedness and our ability to satisfy those obligations; and

•	costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act risks related to the ownership of our common stock.

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

Sales of our contrast agent, DEFINITY, are made in the United States and Canada through our sales team of approximately 80 employees. In the United States, our nuclear imaging products, including TechneLite, Xenon, Cardiolite and Neurolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the United States are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own four radiopharmacies in Canada and two radiopharmacies in Australia and one in Puerto Rico. In Europe, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multicountry regional basis.

The following table sets forth our revenue derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	%	2014	%	2015	%	2014	%
DEFINITY	$28,883	39.0%	$24,261	32.1%	$82,977	37.3%	$70,136	31.2%
TechneLite	17,223	23.2	23,612	31.2	55,445	24.9	70,178	31.2
Xenon	12,723	17.2	8,916	11.8	37,965	17.1	27,525	12.3
Other	15,294	20.6	18,893	24.9	45,873	20.7	56,792	25.3

Revenues	$74,123	100.0%	$75,682	100.0%	$222,260	100.0%	$224,631	100.0%

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

Prior to the supply issues with Ben Venue Laboratories, or BVL, in 2012, sales of DEFINITY continually increased year-over-year since June 2008, when the boxed warning on DEFINITY was modified. Unit sales of DEFINITY had decreased substantially in late 2007 and early 2008 as a result of an FDA request in October 2007 that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to their products to notify physicians and patients about potentially serious safety concerns or risks posed by the products. However, in May 2008, the FDA boxed warning was modified in response to the substantial advocacy efforts of prescribing physicians. In October 2011, we received FDA approval of further favorable modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Bracco’s ultrasound contrast agent, Lumason, has substantially similar labeling as DEFINITY and Optison. The future growth of our DEFINITY sales will be dependent on our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and, as discussed below in “—Inventory Supply,” on the ability of JHS, and, if approved Pharmalucence, to continue to manufacture and release DEFINITY on a timely and consistent basis. See “Prospectus—Risk Factors—The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.”

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

Competition for Xenon

Xenon (Xe 133) gas for lung ventilation diagnosis is our third largest product by revenue. Historically, several companies sold packaged Xenon as a pulmonary imaging agent in the U.S., but since 2010 we have been the only supplier of this imaging agent in the U.S. We understand that a radiopharmaceutical manufacturer is now seeking regulatory approval from the FDA to sell packaged Xenon in the U.S. If that manufacturer receives FDA approval and begins to sell packaged Xenon in the U.S., depending upon the pricing, extent of availability and market penetration of the new offering, we believe we could experience substantial volume loss and price erosion with existing Xenon customers who are not subject to price or volume commitments, such as Cardinal Health, historically our largest Xenon customer. Although we intend to compete vigorously in the market for this important imaging agent, we believe that these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Part II—Item 1A—Risk Factors —We face potential supply and demand challenges for Xenon.”

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

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. We currently target filing for FDA approval to manufacture DEFINITY at Pharmalucence in 2016. For the balance of 2015, we currently anticipate higher levels of technology transfer costs, which are period expenses associated with our various manufacturing initiatives, as our contract manufacturer-related activities intensify.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited useful lives and are subject to just-in- time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Global Isotope Supply

Currently, our largest supplier of Moly and our only supplier of Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly, we currently have a supply agreement with Nordion that runs through December 31, 2015, subject to certain early termination provisions, and supply agreements with NTP of South Africa, ANSTO of Australia, and IRE of Belgium, each running through December 31, 2017. For Xenon, we have a purchase order relationship with Nordion. The Canadian government requires the NRU reactor to shut down for at least four weeks at least once a year for inspection and maintenance. The 2015 shutdown period ran from April 13, 2015 until May 12, 2015, and we were able to source all of our standing order customer demand for Moly during this time period from our other suppliers. However, because Xenon is a by-product of the Moly production process and is currently captured only by NRU, for approximately two weeks during this shutdown period, we were not able to supply all of our standing order customer demand for Xenon. Because the month-long NRU shutdown was fully anticipated in our 2015 budgeting process, the shutdown did not have a material adverse effect on our 2015 results of operations, financial condition and cash flows.

We believe we are well-positioned with our current supply partners to have a secure supply of Moly, including low-enriched uranium, or LEU, Moly, when the NRU reactor transitions in October 2016 from providing regular supply of medical isotopes to providing only emergency back-up supply medical isotopes through March 2018. ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity by approximately 2.5 times, with expanded commercial production planned to start in the latter part of 2016. In addition, IRE is currently in the process of expanding its production capability by up to 50%, and IRE expects this capacity expansion to be approved by its regulatory body by 2016. The new ANSTO and IRE production capacity is expected to replace the NRU’s current routine production. In January 2015, we announced entering into a new strategic agreement with IRE for the future supply of Xenon. Under the terms of the agreement, IRE will provide bulk Xenon to us for processing and finishing once development work has been completed and all necessary regulatory approvals have been obtained. We currently estimate commercial production will occur in 2016. If we are not able to begin providing commercial quantities of Xenon prior to the NRU reactor’s supply transition in October 2016, there may be a period of time during which we are not able to offer Xenon in our portfolio of commercial products. See “Part II—Item 1A—Risk Factors—We face potential supply and demand challenges for Xenon.”

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

In November 2014, CMS announced the 2015 final Medicare payment rules for hospital outpatient settings. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing Moly sourced from at least 95 percent LEU. We currently understand that CMS expects to continue this incentive program for the foreseeable future. In January 2013, we began to offer a TechneLite generator which contains Moly sourced from at least 95 percent LEU and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, we cannot predict when, or if, this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

Cardinal Supply Agreements

Our written supply agreements with Cardinal relating to TechneLite generators, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with their terms on December 31, 2014. Following extended discussions with Cardinal that have not yet resulted in one or more new written supply agreements, we are currently accepting and fulfilling product orders from Cardinal on a purchase order basis at list price. We cannot predict the volumes or product mix Cardinal will continue to order and purchase, and such volumes and product mix may vary over time. In the absence of written supply agreements with Cardinal, in early 2015, our sales volumes with Cardinal began to transition from previous historical levels to new, lower levels, but at substantially higher prices. This gave us a revenue and margin benefit in the first quarter of 2015. Some of the volume that we previously sold to Cardinal has shifted to sales to other of our radiopharmacy customers. We currently anticipate the benefit we experienced in the first quarter of 2015 from this change will continue to moderate in future quarters as we do not have written supply agreements with Cardinal.

While future levels of revenue and profit contribution associated with Cardinal cannot be predicted at this time because such amounts depend on future unit sales volumes, product mix and pricing to Cardinal, we currently anticipate that overall quarterly levels for the remainder of 2015 will be lower than those experienced during the first quarter of 2015 and during the respective year-ago periods. We further anticipate this change in contractual status will continue to favorably impact our gross profit percentage versus respective year-ago periods, though not to the extent experienced during the first quarter of 2015. The future favorable impact to our gross profit percentage will depend on ultimate levels of unit volume and product mix ordered by this customer in future periods. See “Prospectus—Risk Factors—In the United States, we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the United States, we rely on distributors to generate a substantial portion of our revenues.” See “Part II—Item 1A—Risk Factors —We face potential supply and demand challenges for Xenon.”

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

In November 2014, we announced our plans to decommission certain long-lived assets associated with our R&D operations in the United States. We expected the decommissioning to begin in the second half of 2015. As a result, we revised our estimates of the remaining useful lives of the affected long-lived assets to seven months.

During the second quarter of 2015, we halted our decommissioning plans until an indefinite date. As a result, we revised our estimates of the remaining useful lives of the affected long-lived assets back to its original remaining useful life effective April 1, 2015. This resulted in a decrease in depreciation expense of $3.7 million during the quarter ended June 30, 2015, as compared to the quarter ended March 31, 2015, and is included in R&D expenses in the condensed consolidated statement of operations.

At September 30, 2015 and December 31, 2014, the net book value of these assets totaled $4.4 million and $7.4 million, respectively.

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

Executive Overview

Our results in the three and nine months ended September 30, 2015 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	increased revenues for Xenon, mainly the result of higher selling prices, offset in part by mix shift among certain sales channels;

•	decreased revenues from our TechneLite generators in absence of Cardinal agreements;

•	lower international revenues across product lines because of unfavorable foreign exchange and competitive pressures;

•	increased depreciation over the prior year period associated with the scheduled decommissioning of certain long-lived assets;

•	$15.5 million loss on extinguishment of debt costs related to the redemption of LMI’s outstanding Notes;

•	$6.5 million payment for the termination of our advisory services and monitoring agreement with Avista;

•	$3.3 million in additional interest payments to redeem the Notes on July 30, 2015; and

•	decreased interest expense due to the refinancing of long-term debt.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Revenues	$74,123	$75,682	$222,260	$224,631
Cost of goods sold	40,418	44,044	120,119	131,873

Gross profit	33,705	31,638	102,141	92,758

Operating expenses
Sales and marketing expenses	8,633	8,327	26,934	27,227
General and administrative expenses	9,206	11,041	33,773	28,883
Research and development expenses	2,458	3,049	11,292	8,958

Total operating expenses	20,297	22,417	71,999	65,068

Operating income	13,408	9,221	30,142	27,690
Interest expense, net	(7,100)	(10,585)	(31,599)	(31,704)
Loss on extinguishment of debt	—	—	(15,528)	—
Other income (expense), net	(183)	441	234	(148)

Income (loss) before income taxes	6,125	(923)	(16,751)	(4,162)
Provision (benefit) for income taxes	739	(56)	1,911	(374)

Net income (loss)	$5,386	$(867)	$(18,662)	$(3,788)

Revenues

Revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States
DEFINITY	$28,323	$23,764	$81,333	$68,768
TechneLite	14,557	20,879	47,367	61,602
Xenon	12,713	8,914	37,937	27,519
Other	3,619	5,872	11,620	16,919

Total U.S. revenues	$59,212	$59,429	$178,257	$174,808

International
DEFINITY	$560	$497	$1,644	$1,368
TechneLite	2,666	2,733	8,078	8,576
Xenon	10	2	28	6
Other	11,675	13,021	34,253	39,873

Total International revenues	$14,911	$16,253	$44,003	$49,823

Revenues	$74,123	$75,682	$222,260	$224,631

Total revenues decreased $1.6 million, or 2.1%, to $74.1 million in the three months ended September 30, 2015, as compared to $75.7 million in the three months ended September 30, 2014. U.S. segment revenue decreased $0.2 million, or 0.4%, to $59.2 million in the three months ended September 30, 2015, as compared to $59.4 million in the prior year period. The International segment revenues decreased $1.4 million, or 8.3%, to $14.9 million in the three months ended September 30, 2015, as compared to $16.3 million in the prior year period.

Total revenues decreased $2.3 million, or 1.1%, to $222.3 million in the nine months ended September 30, 2015, as compared to $224.6 million in the nine months ended September 30, 2014. U.S. segment revenue increased $3.5 million, or 2.0%, to $178.3 million in the nine months ended September 30, 2015, as compared to $174.8 million in the prior year period. The International segment revenues decreased $5.8 million, or 11.7%, to $44.0 million in the nine months ended September 30, 2015, as compared to $49.8 million in the prior year period.

The decrease in U.S. segment revenues for the three months ended September 30, 2015, as compared to the prior year period is primarily due to a decrease of $6.3 million in TechneLite driven by lower volumes, a decrease of $0.8 million in Neurolite driven by lower volumes and a decrease in license revenue of approximately of $1.0 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement. Offsetting these decreases was an increase of $3.8 million increase in Xenon primarily as a result of higher selling prices and an increase of $4.6 million in DEFINITY driven primarily by higher unit volumes.

The increase in U.S. segment revenues for the nine months ended September 30, 2015, as compared to the prior year period is primarily due to an increase of $12.6 million in DEFINITY driven primarily by higher unit volumes and an increase of $10.4 million increase in Xenon primarily as a result of higher selling prices. Offsetting these increases was a decrease of $14.2 million TechneLite driven by lower volumes, a decrease in license revenue of approximately of $2.9 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement, $1.6 million in Neurolite driven by lower volumes and $1.2 million in Thallium driven by lower volumes.

The decrease in the International segment revenues for the three months ended September 30, 2015, as compared to the prior year period is primarily due to $2.3 million unfavorable foreign exchange and $0.4 million decrease in Cardiolite revenues as a result of competitive pressures. This was offset, in part, by $0.7 million in other marketed products, $0.4 million increase in TechneLite driven by volumes and $0.2 million in DEFINITY driven by increased volume.

The decrease in the International segment revenues for the nine months ended September 30, 2015, as compared to the prior year period is primarily due to $5.2 million unfavorable foreign exchange and $2.0 million decrease in Cardiolite revenues as a result of competitive pressures. This was offset, in part, by $0.5 million increase in TechneLite driven by volumes, $0.5 million in DEFINITY driven by increased volume and $0.3 million in other marketed products.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(dollars in thousands)	Rebates	Allowances	Total
Balance, as of January 1, 2014	$1,739	$20	$1,759
Current provisions relating to revenues in current year	5,773	310	6,083
Adjustments relating to prior years’ estimate	(18)	—	(18)
Payments/credits relating to revenues in current year	(4,264)	(284)	(4,548)
Payments/credits relating to revenues in prior years	(1,066)	(20)	(1,086)

Balance, as of December 31, 2014	2,164	26	2,190
Current provisions relating to revenues in current year	4,741	278	5,019
Adjustments relating to prior years’ estimate	(85)	(9)	(94)
Payments/credits relating to revenues in current year	(3,138)	(242)	(3,380)
Payments/credits relating to revenues in prior years	(1,390)	(17)	(1,407)

Balance, as of September 30, 2015	$2,292	$36	$2,328

Accrued sales rebates were approximately $2.3 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively. The $0.1 million increase in accrued sales rebates is primarily due to a rebate program associated with the Quadramet product.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$26,930	$31,791	$81,360	$95,047
International	13,488	12,253	38,759	36,826

Total Cost of Goods Sold	$40,418	$44,044	$120,119	$131,873

Total cost of goods sold decreased $3.6 million, or 8.2%, to $40.4 million in the three months ended September 30, 2015, as compared to $44.0 million in the three months ended September 30, 2014. U.S. segment cost of goods sold decreased approximately $4.9 million, or 15.3%, to $26.9 million in the three months ended September 30, 2015, as compared to $31.8 million in the prior year period. For the three months ended September 30, 2015, the International segment cost of goods sold increased $1.2 million, or 10.1%, to $13.5 million, as compared to $12.3 million in the prior year period.

Total cost of goods sold decreased $11.8 million, or 8.9%, to $120.1 million in the nine months ended September 30, 2015, as compared to $131.9 million in the nine months ended September 30, 2014. U.S. segment cost of goods sold decreased approximately $13.6 million, or 14.4%, to $81.4 million in the nine months ended September 30, 2015, as compared to $95.0 million in the prior year period. For the nine months ended September 30, 2015, the International segment cost of goods sold increased $1.9 million, or 5.2%, to $38.8 million, as compared to $36.8 million in the prior year period.

The decrease in the U.S. segment cost of goods sold for the three months ended September 30, 2015 over the prior year period is primarily due to a decrease of $5.1 million in the cost of goods associated with TechneLite due to lower material costs and lower sales unit volumes. In addition, there was a $1.3 million decrease in Thallium cost of goods due to lower unit volumes sold. Offsetting these decreases were a $1.4 million increase in DEFINITY cost of goods due to higher sales unit volumes and a $0.9 million increase in Xenon cost of goods due to an increase in material costs.

The decrease in the U.S. segment cost of goods sold for the nine months ended September 30, 2015 over the prior year period is primarily due to a decrease of $13.4 million in the cost of goods associated with TechneLite due to lower material costs and lower sales unit volumes. In addition, there was a $3.0 million decrease in Neurolite cost of goods due to lower unit volumes sold and lower technology transfer costs due to extensive technology transfer activities with JHS in the prior year period. We also experienced a decrease of $3.6 million in the cost of goods with Thallium due to lower unit volumes sold. Offsetting these decreases were a $4.7 million increase in DEFINITY cost of goods due to higher sales unit volumes and higher technology transfer costs and a $2.3 million increase in Xenon cost of goods due to an increase in material costs.

The increase in the International segment cost of goods sold in the three months ended September 30, 2015, as compared to the prior year period, is primarily due to approximately $1.9 million in manufacturing costs for certain products as well as $0.5 million driven by higher sales volumes. Offsetting these increases was a $1.2 million favorable foreign exchange.

The increase in the International segment cost of goods sold in the nine months ended September 30, 2015, as compared to the prior year period, is primarily due to approximately $4.8 million in manufacturing costs for certain products. Offsetting these increases was a $2.6 million favorable foreign exchange as well as $0.3 million driven by lower sales volumes.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$32,282	$27,638	$96,897	$79,761
International	1,423	4,000	5,244	12,997

Total Gross Profit	$33,705	$31,638	$102,141	$92,758

Total gross profit increased $2.1 million, or 6.5%, to $33.7 million in the three months ended September 30, 2015, as compared to $31.6 million in the three months ended September 30, 2014. U.S. segment gross profit increased $4.7 million, or 16.8%, to $32.3 million in the three months ended September 30, 2015, as compared to $27.6 million in the prior year period. For the three months ended September 30, 2015, the International segment gross profit decreased $2.6 million, or 64.4%, to $1.4 million, as compared to $4.0 million in the prior year period.

Total gross profit increased $9.4 million, or 10.1%, to $102.1 million in the nine months ended September 30, 2015, as compared to $92.8 million in the nine months ended September 30, 2014. U.S. segment gross profit increased $17.1 million, or 21.5%, to $96.9 million in the nine months ended September 30, 2015, as compared to $79.8 million in the prior year period. For the nine months ended September 30, 2015, the International segment gross profit decreased $7.8 million, or 59.7%, to $5.2 million, as compared to $13.0 million in the prior year period.

The increase in the U.S. segment gross profit for the three months ended September 30, 2015 over the prior year period is primarily due to a $3.2 million increase in DEFINITY gross profit due to higher unit volumes and a $2.9 million increase for Xenon due to higher selling price. Offsetting these increases was a $1.3 million decrease in Technelite gross profit due to less unit volumes.

The increase in the U.S. segment gross profit for the nine months ended September 30, 2015 over the prior year period is primarily due to an $8.1 million increase in Xenon gross profit due to higher selling price and DEFINITY gross profit increased $7.9 million due to higher unit volumes. In addition Thallium gross profit increased by $2.3 million primarily due to a higher average selling price and Neurolite gross profit increased by $1.4 million due to lower technology transfer costs. Offsetting these increases was a decrease in license revenue of $2.8 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement.

The decrease in the International segment gross profit for the three months ended September 30, 2015 over the prior year period is primarily due a $1.9 million increase in manufacturing costs for certain products. This decrease is also driven by an unfavorable foreign exchange impact of $1.1 million. Offsetting these decreases was a $0.4 million increase driven by higher sales volume.

The decrease in the International segment gross profit for the nine months ended September 30, 2015 over the prior year period is primarily due to a $4.8 million increase in manufacturing costs for certain products. This decrease is also driven by an unfavorable foreign exchange impact of $2.6 million and a $0.4 million decrease due to lower average selling prices as a result of increased competitive pressures.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$7,840	$7,299	$24,192	$23,897
International	793	1,028	2,742	3,330

Total Sales and Marketing	$8,633	$8,327	$26,934	$27,227

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses increased $0.3 million, or 3.7%, to $8.6 million in the three months ended September 30, 2015, as compared to $8.3 million in the three months ended September 30, 2014. In the U.S. segment, sales and marketing expense increased $0.5 million, or 7.4%, to $7.8 million in the three months ended September 30, 2015, as compared to $7.3 million in the prior year period. In the International segment, sales and marketing expense decreased $0.2 million, or 22.9%, to $0.8 million in the three months ended September 30, 2015, as compared to $1.0 million in the prior year period.

Total sales and marketing expenses decreased $0.3 million, or 1.1%, to $26.9 million in the nine months ended September 30, 2015, as compared to $27.2 million in the nine months ended September 30, 2014. In the U.S. segment, sales and marketing expense increased $0.3 million, or 1.2%, to $24.2 million in the nine months ended September 30, 2015, as compared to $23.9 million in the prior year period. In the International segment, sales and marketing expense decreased $0.6 million, or 17.7%, to $2.7 million in the nine months ended September 30, 2015, as compared to $3.3 million in the prior year period.

The increase in the U.S. segment sales and marketing expenses for the three months ended September 30, 2015 over the prior year period is primarily due to increased market research, sales force meetings, and trainings.

The increase in the U.S. segment sales and marketing expenses for the nine months ended September 30, 2015 over the prior year period is primarily due to increased headcount and related expenses offset, in part, by timing related to marketing research activities as well as lower FDA fees.

The decrease in the International segment sales and marketing expenses for the three and nine months ended September 30, 2015 over the prior year period is primarily due to lower headcount and a favorable foreign exchange impact.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$8,792	$10,561	$32,425	$27,201
International	414	480	1,348	1,682

Total General and Administrative	$9,206	$11,041	$33,773	$28,883

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

Total general and administrative expenses decreased $1.8 million, or 16.6%, to $9.2 million in the three months ended September 30, 2015, as compared to $11.0 million in the three months ended September 30, 2014. In the U.S. segment, general and administrative expense decreased $1.8 million, or 16.8%, to $8.8 million in the three months ended September 30, 2015, as compared to $10.6 million in the prior year period. In the International segment, general and administrative expense decreased $0.1 million, or 13.8%, to $0.4 million in the three months ended September 30, 2015, as compared to $0.5 million in the prior year period.

Total general and administrative expenses increased $4.9 million, or 16.9%, to $33.8 million in the nine months ended September 30, 2015, as compared to $28.9 million in the nine months ended September 30, 2014. In the U.S. segment, general and administrative expense increased $5.2 million, or 19.2%, to $32.4 million in the nine months ended September 30, 2015, as compared to $27.2 million in the prior year period. In the International segment, general and administrative expense decreased $0.3 million, or 19.9%, to $1.4 million in the nine months ended September 30, 2015, as compared to $1.7 million in the prior year period.

The decrease in the U.S. segment general and administrative expenses for the three months ended September 30, 2015 over the prior year period is primarily due to $2.3 million write-off of deferred initial public company offering costs in the prior year, offset, in part, by increased insurance associated with the effective public company offering in June 2015 and increased stock compensation costs.

The increase in the U.S. segment general and administrative expenses for the nine months ended September 30, 2015 over the prior year period is primarily due to the $6.5 million termination fee paid to terminate the advisory services and monitoring agreement with Avista, increases in insurance associated with the effective public company offering in June 2015 and increased stock compensation costs. This was offset by higher costs in the prior period due to $2.3 million write-off of deferred initial public company offering costs.

The decrease in the International segment general and administrative expenses for the three and nine months ended September 30, 2015 over the prior year period is primarily due to lower headcount, lower professional fees, lower bad debt expense and a favorable foreign exchange impact.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
United States	$2,245	$2,953	$10,726	$8,656
International	213	96	566	302

Total Sales and Marketing	$2,458	$3,049	$11,292	$8,958

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expenses decreased $0.6 million, or 19.4%, to $2.5 million in the three months ended September 30, 2015, as compared to $3.0 million in the three months ended September 30, 2014. In the U.S. segment, research and development expense decreased $0.7 million, or 24.0%, to $2.3 million in the three months ended September 30, 2015, as compared to $3.0 million in the prior year period. In the International segment, research and development expense increased $0.1 million, or 122.9%, to $0.2 million in the three months ended September 30, 2015, as compared to $0.1 million in the prior year period.

Total research and development expenses increased $2.3 million, or 26.1%, to $11.3 million in the nine months ended September 30, 2015, as compared to $9.0 million in the nine months ended September 30, 2014. In the U.S. segment, research and development expense increased $2.0 million, or 23.9%, to $10.7 million in the nine months ended September 30, 2015, as compared to $8.7 million in the prior year period. In the International segment, research and development expense increased $0.3 million, or 87.4%, to $0.6 million in the nine months ended September 30, 2015, as compared to $0.3 million in the prior year period.

The decrease in the U.S. segment research and development expenses for the three months ended September 30, 2015 over the prior year period is primarily due to a reduction in overhead costs associated with the decommissioning of certain long-lived assets and lower headcount.

The increase in the U.S. segment research and development expenses for the nine months ended September 30, 2015 over the prior year period is primarily due to an increase of $3.4 million of depreciation expense as a result of the scheduled decommissioning of certain long-lived assets associated with R&D operations, a gain in the prior year associated with the sale of certain long-lived assets and change in headcount, offset by a reduction in overhead costs associated with the decommissioning of certain long-lived assets.

The increase in the International segment research and development expenses for the three and nine months ended September 30, 2015 over the prior year period is primarily due to increased regulatory costs.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest expense	$(7,105)	$(10,592)	$(31,617)	$(31,724)
Interest income	5	7	18	20
Loss on extinguishment of debt	—	—	(15,528)	—
Other income (expense), net	(183)	441	234	(148)

Total other expense, net	$(7,283)	$(10,144)	$(46,893)	$(31,852)

Interest Expense

For the three months ended September 30, 2015, compared to the same period in 2014, interest expense decreased by $3.5 million due to the refinancing of long-term debt. For the nine months ended September 30, 2015, compared to the same period in 2014, interest expense decreased by $0.1 million due to the refinancing of long-term debt offset by a $3.3 million interest payment made for interest through the redemption date (July 30, 2015) on the Senior Notes.

Interest Income

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, interest income remained consistent.

Extinguishment of Debt

For the nine months ended September 30, 2015, we incurred a $15.5 million loss on extinguishment of debt related to the redemption of LMI’s Notes.

Other Income (Expense), net

For the three months ended September 30, 2015, compared to the same period in 2014, other expense increased by $0.6 million as a result of an increase in foreign currency losses. For the nine months ended September 30, 2015, compared to the same period in 2014, other income increased by $0.4 million as a result of a $1.1 million increase in tax indemnification income as a result of settlement of state tax audits offset by a $0.7 million increase in foreign currency losses.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision (benefit) for income taxes	$739	$(56)	$1,911	$(374)

For the nine months ended September 30, 2015 and 2014, our effective tax rate was 11.4% and 20.2%, respectively. The $2.3 million decrease in the tax benefit for the nine months ended September 30, 2015, as compared to the same period in 2014, was impacted primarily by interest and penalties associated with uncertain tax positions, and the decrease in the valuation allowance from losses that cannot be benefitted. Considering our history of losses, we continue to maintain a valuation allowance against substantially all of our net deferred tax assets. Our provision (benefit) for income taxes results primarily from reversals of uncertain tax positions as statutes lapse or are settled during the year, offset by taxes due in certain foreign jurisdictions where we generate taxable income, as well as interest and penalties associated with uncertain tax positions. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate during the years ended:

Three months ended September 30, 2015

•	A $0.7 million increase in our uncertain tax positions relating to state tax nexus.

•	A $2.3 million decrease in the valuation allowance.

Nine months ended September 30, 2015

•	A $2.5 million increase in our uncertain tax positions relating to state tax nexus.

•	A $0.7 million decrease in our uncertain tax positions relating to a state tax settlement.

•	A $5.4 million increase in the valuation allowance for losses that are not benefitted.

Three months ended September 30, 2014

•	A $0.9 million increase in our uncertain tax positions primarily relating to the closing of a statute of limitations relating to transfer pricing matters.

•	A $0.7 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $0.4 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Nine months ended September 30, 2014

•	A $0.9 million decrease in our uncertain tax position primarily relating to the closing of a statute of limitations relating to a transfer pricing matters.

•	A $2.1 million increase in our uncertain tax positions relating to accrued interest associated with state tax nexus and transfer pricing matters.

•	A $1.8 million decrease in our uncertain tax positions relating to the New York State settlement agreement.

•	A $1.1 million increase relating to loss corporations with full valuation allowances for which the losses are not benefited.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$9,136	$15,465	$(6,329)
Investing activities	$(8,419)	$(4,848)	$(3,571)
Financing activities	$2,041	$(1,936)	$3,977

Net Cash Provided by Operating Activities

Cash used in operating activities is primarily driven by our earnings and changes in working capital. The decrease in cash provided by operating activities for the nine months ended September 30, 2015 as compared to 2014 was primarily driven by decreases in cash flows in accrued expenses and other liabilities due to the timing of interest payments on long-term debt and cash flow decreases in inventory due to the timing of inventory receipts. Offsetting these decreases were increases in cash flows from accounts receivable due to improved cash collections and an increase in earnings, adjusted for non-cash items, primarily, non-cash write-offs and depreciation.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities in the nine months ended September 30, 2015 as compared to 2014 primarily reflects increased spending on the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2015, we generated $421.4 million from the net proceeds of the Term Facility together with the net proceeds from the IPO. The net proceeds generated from the Term Facility and the IPO were used to repay in full the aggregate principal amount of the $400.0 million Notes, pay related premiums and expenses and pay down the $8.0 million of outstanding borrowings under the Revolving Facility, which totaled $417.8 million.

During the nine months ended September 30, 2014, we used cash from financing activities due to the cash use of $1.8 million for offering costs.

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

We have the right to request an increase of the Term Facility in an aggregate amount up to $37.5 million plus additional amounts subject to certain leverage ratios. The term loans under the Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter.

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

As of September 30, 2015 and December 31, 2014, we had an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires on February 5, 2016, which will automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our Revolving Facility is secured by a pledge of substantially all of the assets of LMI, together with the assets of the Company and assets of Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of the Company and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of September 30, 2015, the aggregate Borrowing Base was approximately $46.2 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest resulting in a net borrowing base availability of approximately $37.3 million. Our new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage, accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

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

Our Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of the Company, LMI and Lantheus Real Estate.

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

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

•	the pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY and Xenon, and any additional products that we may market in the future;

•	revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers;

•	the costs of further commercialization of our existing products, particularly in international markets, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;

•	the costs of investing in our facilities, equipment and technology infrastructure;

•	the costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co- promotion, distribution or other similar arrangements for our marketed products;

•	the legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

•	the cost of interest on any additional borrowings which we may incur under our financing arrangements.

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

At September 30, 2015, our only current committed external source of funds is our borrowing availability under our Revolving Facility. We had $21.9 million of cash and cash equivalents at September 30, 2015. Availability under our Revolving Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability. Our new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the revolving line of credit may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage, accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

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

There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2015. For further information, refer to our summary of significant accounting policies and estimates in our Prospectus.

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

Interest Rate Risk

As a result of our new Term Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of September 30, 2015, we had $364.1 million outstanding under our Term Facility with a variable interest rate that only varies to the extent LIBOR exceeds one percent.

Furthermore, we are subject to interest rate risk in connection with the Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of September 30, 2015, there was an $8.8 million unfunded Standby Letter of Credit and $0.1 million accrued interest, which reduced availability to $37.3 million on the Revolving Facility. Any increase in the interest rate under the Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Revolving Facility. The effect of a 100 basis points adverse change in market interest rates, in excess of minimum floors, on our interest expense would be approximately $966,000.

Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the nine months ended September 30, 2015 and 2014, the net impact of foreign currency changes on transactions was a loss of $1.0 million and $0.3 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Gross margins of products we manufacture at our U.S. plants and sell in currencies other than the U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on revenues for the nine month periods ended September 30, 2015 and 2014 was 46.0% and 41.3%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2015, we estimate our gross margin on revenues would have increased by 0.1%, 0.3% and 0.7%, respectively. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2014, we estimate our gross margin on revenues would have increased by 0.0%, 0.2% and 0.5%, respectively.

In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of those subsidiaries into the U.S. Dollar. The Canadian Dollar presents the primary currency risk on our earnings.

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net income for the nine months ended September 30, 2015 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(290)	$(64)
5%	(1,449)	(320)
10%	(2,899)	(640)

If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our revenues and net loss for the nine months ended September 30, 2014 would have been impacted by approximately the following amounts:

Increase in U.S. Dollar to Applicable Foreign Currency Exchange Rate	Approximate Decrease in Revenues	Approximate Decrease in Net Loss
	(dollars in thousands)
1%	$(332)	$(16)
5%	(1,658)	(79)
10%	(3,316)	(157)

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended September 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, we filed suit against one of our insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage (Lantheus Medical Imaging, Inc., Plaintiff v. Zurich American Insurance Company, Defendant, United States District Court, Southern District of New York, Case No. 10 Civ 9371). The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, went on for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On September 4, 2015, we filed an appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. We cannot be certain when, if ever, we will be able to recover for business interruption losses related to this matter and in what amount, if any.

Except as noted above, as of September 30, 2015, we had no material ongoing litigation, regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in our Prospectus except as set forth below. For further information, refer to “Risk Factors” in our Prospectus.

We face significant competition in our business and may not be able to compete effectively.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing and logistics resources that are more diversified than ours, such as GE Healthcare, Bracco Diagnostics Inc., or Bracco, Mallinckrodt, Bayer Schering Pharma AG, or Bayer, and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS), or Draxis, as well as other competitors. We cannot anticipate their actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development or introduction of new products that are more cost-effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic market in which we are already a participant. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

In October 2014, Bracco received FDA approval in the United States for its echocardiography agent, Lumason (known as SonoVue outside of the U.S.), which is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. Bracco now has one of three FDA-approved echocardiography contrast agents in the United States, together with GE Healthcare’s Optison and our DEFINITY. Bracco formally launched Lumason in the United States on April 27, 2015. If Bracco successfully commercializes Lumason in the United States without otherwise increasing the overall usage of ultrasound contrast agents, our current and future sales volume could suffer, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Xenon for lung ventilation diagnosis is our third largest product by revenue. Historically, several companies sold packaged Xenon as a pulmonary imaging agent in the U.S., but since 2010 we have been the only supplier of this imaging agent in the U.S. We understand that a radiopharmaceutical manufacturer is now seeking regulatory approval from the FDA to sell packaged Xenon in the U.S. If that manufacturer receives FDA approval and begins to sell packaged Xenon in the U.S., depending upon the pricing, extent of availability and market penetration of the new offering, we believe we could experience substantial volume loss and price erosion with existing Xenon customers who are not subject to price or volume commitments, such as Cardinal Health, historically our largest Xenon customer. Although we intend to compete vigorously in the market for this important imaging agent, we believe that these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face potential supply and demand challenges for Xenon.

Currently, Nordion is our sole supplier, and we believe the principal supplier on a global basis, of Xenon, which is captured by the NRU reactor as a by-product of the Moly production process. In January 2015, we entered into a new strategic agreement with IRE for the future supply of Xenon. Under the terms of the agreement, IRE will provide bulk Xenon to us for processing and finishing once development work has been completed and all necessary regulatory approvals have been obtained. We currently estimate commercial production will occur in 2016. If we are not able to begin providing commercial quantities of Xenon prior to the NRU reactor’s transition in October 2016 from providing regular supply of medical isotopes to providing only emergency back-up supply of medical isotopes through March 2018, there may be a period of time during which we are not able to offer Xenon in our portfolio of commercial products, which would have a negative effect on our business, results of operations, financial condition and cash flows. For the year ended December 31, 2014, Xenon represented approximately 12% of our revenues.

Currently, we obtain Xenon from Nordion on a purchase order basis. If we are not able to pass along to our customers any change of terms from our supplier, there could be a negative effect on our business, results of operations, financial condition and cash flows.

Currently, we are the only supplier of packaged Xenon in the U.S., although historically several companies also sold packaged Xenon as a pulmonary imaging agent in the U.S. We understand that a radiopharmaceutical manufacturer is now seeking regulatory approval from the FDA to sell packaged Xenon in the U.S. If that manufacturer receives FDA approval and begins to sell packaged Xenon in the U.S., depending upon the pricing, extent of availability and market penetration of the new offering, we believe we could experience substantial volume loss and price erosion with existing Xenon customers who are not subject to price or volume commitments, such as Cardinal Health, historically our largest Xenon customer. Although we intend to compete vigorously in the market for this important imaging agent, we believe that these developments could have a material adverse effect on its business, results of operations, financial condition and cash flows.

In addition to a possible new supplier of packaged Xenon in the U.S., if there is an increase in the use of other imaging modalities in place of packaged Xenon, our current sales volumes would decrease, which could have a negative effect on our business, results of operations, financial condition and cash flows.

Xenon is frequently administered as part of a ventilation scan to evaluate pulmonary function prior to a perfusion scan with microaggregated albumin, or MAA, a technetium-based radiopharmaceutical used to evaluate blood flow to the lungs. Currently, Draxis is the sole supplier of MAA on a global basis. In 2014, Draxis announced substantial price increases for MAA. The increased price of MAA, or difficulties in obtaining MAA, could decrease the frequency in which MAA is used for lung perfusion evaluation, in turn, decreasing the frequency that Xenon is used for pulmonary function evaluation, resulting in a negative effect on our business, results of operations, financial condition and cash flows.

If we lose the services of our key personnel, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Mary Anne Heino, our Chief Executive Officer and President, and John Bakewell, our Chief Financial Officer, and other members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. We have employment agreements with Ms. Heino and Mr. Bakewell and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executive officers. While we have experienced both voluntary and involuntary turnover on our executive leadership team, to date we have been able to attract new, qualified individuals to lead our company and key functional areas. All of the options granted to employees under our 2008 Equity Incentive Plan and 2013 Equity Incentive Plan are currently out-of-the-money, although we have also made restricted stock grants to employees under our 2013 Equity Incentive Plan and 2015 Equity Incentive Plan. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.

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

Repurchases

The following table presents information with respect to purchases of common stock we made during the quarter ending September 30, 2015. The Company does not have a share repurchase program in effect. The 2015 Equity Incentive Plan, or the 2015 Plan, provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2015	13,020	$7.47	*	*
August 2015	—	$—	*	*
September 2015	—	$—	*	*

Total	13,020	$7.47	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1*	Retirement and Consulting Agreement, dated August 27, 2015, by and between Lantheus Medical Imagining, Inc. and Jeffrey Bailey.

10.2*	Amendment to Employment Agreement, dated August 31, 2015, by and between Lantheus Medical Imagining, Inc. and Mary Anne Heino.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	November 4, 2015

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN BAKEWELL
Name:	John Bakewell
Title:	Chief Financial Officer
Date:	November 4, 2015

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1*	Retirement and Consulting Agreement, dated August 27, 2015, by and between Lantheus Medical Imagining, Inc. and Jeffrey Bailey.

10.2*	Amendment to Employment Agreement, dated August 31, 2015, by and between Lantheus Medical Imagining, Inc. and Mary Anne Heino.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith