Form 10-Q
period 2016-06-30
Lantheus Holdings, Inc.
filed 2016-08-04
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 30,387,768 of common stock, $0.01 par value per share, issued and outstanding as of August 1, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$77,966	$73,314	$154,440	$148,137
Cost of goods sold	42,215	40,647	84,988	79,701

Gross profit	35,751	32,667	69,452	68,436

Operating expenses
Sales and marketing expenses	9,843	9,229	19,150	18,301
General and administrative expenses	9,238	15,444	18,751	24,567
Research and development expenses	2,608	2,638	5,644	8,834

Total operating expenses	21,689	27,311	43,545	51,702
Gain on sale of assets	117	—	5,945	—

Operating income	14,179	5,356	31,852	16,734
Interest expense, net	(6,978)	(13,876)	(13,996)	(24,499)
Loss on extinguishment of debt	—	(15,528)	—	(15,528)
Other income, net	396	800	454	417

Income (loss) before income taxes	7,597	(23,248)	18,310	(22,876)
Provision for income taxes	247	1,175	637	1,172

Net income (loss)	$7,350	$(24,423)	$17,673	$(24,048)

Net income (loss) per weighted average common share outstanding:
Basic and Diluted	$0.24	$(1.29)	$0.58	$(1.30)
Weighted average common shares outstanding:
Basic	30,377,562	18,898,003	30,372,901	18,489,451
Diluted	30,542,728	18,898,003	30,453,776	18,489,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,350	$(24,423)	$17,673	$(24,048)
Foreign currency translation	(84)	(16)	256	(374)

Total comprehensive income (loss)	$7,266	$(24,439)	$17,929	$(24,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$54,851	$28,596
Accounts receivable, net of allowance of $989 and $881	39,457	37,293
Inventory	14,433	15,622
Other current assets	4,282	3,851
Assets held for sale	—	4,644

Total current assets	113,023	90,006
Property, plant and equipment, net	84,422	86,517
Capitalized software development costs, net	8,121	9,137
Intangibles, net	17,949	20,496
Goodwill	15,714	15,714
Other long-term assets	20,038	20,509

Total assets	$259,267	$242,379

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$3,650	$3,650
Accounts payable	12,778	11,657
Accrued expenses and other liabilities	17,664	18,502
Liabilities held for sale	—	1,715

Total current liabilities	34,092	35,524
Asset retirement obligation	8,650	8,145
Long-term debt, net	348,838	349,858
Other long-term liabilities	34,055	34,141

Total liabilities	425,635	427,668

Commitments and contingencies (See Note 16)
Stockholders’ deficit:
Preferred stock ($0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000,000 shares authorized; 30,385,437 and 30,364,501 shares issued and outstanding)	303	303
Additional paid-in capital	176,545	175,553
Accumulated deficit	(341,487)	(359,160)
Accumulated other comprehensive loss	(1,729)	(1,985)

Total stockholders’ deficit	(166,368)	(185,289)

Total liabilities and stockholders’ deficit	$259,267	$242,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$17,673	$(24,048)
Adjustments to reconcile net loss to cash flow from operating activities
Depreciation and amortization	9,358	12,573
Provision for excess and obsolete inventory	818	467
Stock-based compensation	992	933
Loss on extinguishment of debt	—	15,528
Gain on sale of assets	(5,945)	—
Other	118	1,457
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(2,009)	4,258
Inventory	525	(474)
Other current assets	393	(368)
Accounts payable	1,474	108
Accrued expenses and other liabilities	(1,982)	(6,715)

Cash provided by operating activities	21,415	3,719

Cash flows from investing activities
Proceeds from sale of assets	9,000	—
Capital expenditures	(2,388)	(6,112)
Redemption of certificate of deposit - restricted	74	—

Cash provided by (used in) investing activities	6,686	(6,112)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	—	73,539
Payments for initial public offering costs	—	(5,255)
Proceeds from issuance of long-term debt	—	360,438
Payments on long-term debt	(1,861)	—
Payments on senior notes	—	(400,000)
Payment for call premium on senior notes	—	(9,752)
Payments on line of credit	—	(8,000)
Payments for offering costs	—	(563)
Payments on note payable	—	(37)
Deferred financing costs	(11)	(5,315)

Cash (used in) provided by financing activities	(1,872)	5,055

Effect of foreign exchange rate on cash	26	(201)

Increase in cash and cash equivalents	26,255	2,461
Cash and cash equivalents, beginning of period	28,596	19,739

Cash and cash equivalents, end of period	$54,851	$22,200

Supplemental disclosure of cash flow information
Interest paid	$12,790	$27,741
Income taxes paid	$273	$73

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings. Solely for convenience, we refer to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.

1. Business Overview

Overview

Holdings, a Delaware corporation, is the parent company of LMI, also a Delaware corporation.

The Company develops, manufactures and commercializes innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis and treatment of cardiovascular and other diseases. The Company’s commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, sonographers, and technologists working in a variety of clinical settings. The Company sells its products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks and group purchasing organizations. The Company sells its products globally and has operations in the United States, Canada, Puerto Rico and Australia and distribution relationships in Europe, Asia Pacific and Latin America.

The Company’s portfolio of 10 commercial products is diversified across a range of imaging modalities. The Company’s imaging agents and products include the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the United States, is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas, or Xenon, is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow.

•	Neurolite is an injectable, technetium-labeled imaging agent used with Single Photon Emission Computed Tomography, or SPECT, technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with SPECT technology in myocardial perfusion imaging, or MPI, procedures that assess blood flow distribution to the heart.

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

Basis of Consolidation and Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The information included in this quarterly report should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the SEC on March 2, 2016. The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the Form 10-K and updated, as necessary, in this quarterly report. There were no changes to the Company’s accounting policies since December 31, 2015. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The Company currently relies on Jubilant HollisterStier, or JHS, as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company has additional ongoing technology transfer activities at JHS for its Cardiolite product supply, which is currently approved for manufacture by a single manufacturer. The Company has technology transfer activities ongoing at Pharmalucence for the manufacture and supply of DEFINITY, but such activities have been further delayed and the Company cannot predict when or if Pharmalucence will be able to manufacture and supply DEFINITY.

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

Borrowing capacity under the $50.0 million revolving credit facility, or the Revolving Facility, is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves, or the Borrowing Base. If the Company is not successful in achieving its forecasted operating results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of June 30, 2016, the aggregate Borrowing Base was approximately $43.3 million, which was reduced by the $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $34.4 million. The Company’s $365.0 million senior secured term loan facility, or the Term Facility, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect the Company’s ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage. Accordingly, the Company may be limited in utilizing its net Borrowing Base availability as a source of liquidity.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-09, Compensation – Stock Compensation (Topic 719), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income tax consequences, the classification of awards as either equity or liabilities, an accounting policy election for forfeitures, statutory tax withholding requirements and certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 was issued to increase transparency and comparability among organizations by requiring lessees to recognize all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The accounting for lessors remains largely unchanged. ASU 2016-02 retains a distinction between finance leases and operating leases. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a lease liability and right-of-use asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact this ASU will have on our financial position, results of operations, cash flows and disclosures.

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

Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with early adoption permitted as of its original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations. The new guidance requires either a retrospective or a modified retrospective approach to adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients or ASU 2016-12, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The Company is currently evaluating the impact these ASUs will have on our financial position, results of operations, cash flows and disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-4): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern or ASU 2014-15. ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016. Early adoption is permitted. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations, cash flows and disclosures.

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

Inventory

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. There was no significant product expensed for the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, the Company had no capitalized inventories associated with product that did not have regulatory approval.

The Company includes within current assets the amount of inventory that is estimated to be utilized within twelve months. Inventory that will be utilized after twelve months is classified within other long-term assets.

Goodwill

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. There were no events as of June 30, 2016 and December 31, 2015 that triggered an interim impairment test of goodwill.

3. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

(in thousands)	Total fair value at June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$2,686	$2,686	$—	$—

Total	$2,686	$2,686	$—	$—

(in thousands)	Total fair value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market	$1,586	$1,586	$—	$—
Certificates of deposit—restricted	74	—	74	—

Total	$1,660	$1,586	$74	$—

At December 31, 2015, the Company had a $0.1 million certificate of deposit, which was collateral for a long-term lease and was included in other long-term assets on the condensed consolidated balance sheet. In January 2016, the certificate of deposit was redeemed. Certificates of deposit are classified within Level 2 of the fair value hierarchy, as these are not traded on the open market.

At June 30, 2016, the Company had total cash and cash equivalents of $54.9 million, which included approximately $2.7 million of money market funds. At December 31, 2015, the Company had total cash and cash equivalents of $28.6 million, which included approximately $1.6 million of money market funds.

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the Company’s Term Facility at both June 30, 2016 and December 31, 2015, approximated the carrying value because the interest rate is subject to change with market interest rates.

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax provision was $0.2 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared to a tax provision of $1.2 million for the three and six months ended June 30, 2015.

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

During the first quarter of 2016, the Company early adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis. This standard requires all deferred taxes and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. Adoption of this standard resulted in the reclassification of $0.1 million of current deferred tax assets to noncurrent deferred tax assets and $0.2 million of current deferred tax liabilities to noncurrent deferred tax liabilities on the balance sheet at December 31, 2015.

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

Effective January 7, 2016, the Canadian subsidiary of the Company entered into an asset purchase agreement (“Purchase Agreement”) pursuant to which it would sell substantially all of the assets of its Canadian radiopharmacies and Gludef manufacturing and distribution business to one of its existing Canadian radiopharmacy customers.

The purchase price for the asset sale was $9.0 million in cash and also included a working capital adjustment of $0.5 million. The Purchase Agreement contained customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the Purchase Agreement.

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

The following table summarizes the major classes of assets and liabilities sold as of January 12, 2016 (date of the sale) and December 31, 2015:

(in thousands)	January 12, 2016	December 31, 2015
Current Assets:
Accounts receivable, net	$2,620	$2,512
Inventory	730	806
Other current assets	15	26

Total current assets	3,365	3,344
Non-Current Assets:
Property, plant and equipment, net	760	791
Intangibles, net	462	480
Other long-term assets	28	29

Total assets held for sale	$4,615	$4,644

Current Liabilities:
Accounts payable	$435	$430
Accrued expense and other liabilities	858	1,285

Total liabilities held for sale	$1,293	$1,715

The sale resulted in a pre-tax book gain of $5.9 million, which was recorded within operating income in the condensed consolidated statement of operations for the six month period ended June 30, 2016.

6. Inventory

Inventory, classified in inventory or other long-term assets, consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$7,062	$7,506
Work in process	2,712	2,407
Finished goods	4,659	5,709

Inventory	14,433	15,622
Other long-term assets	1,156	1,156

Total	$15,589	$16,778

At both June 30, 2016 and December 31, 2015, inventories reported as other long-term assets included $1.2 million of raw materials.

7. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Land	$14,950	$14,950
Buildings	69,577	68,941
Machinery, equipment and fixtures	65,982	60,787
Construction in progress	4,882	9,099
Accumulated depreciation	(70,969)	(67,260)

Property, plant and equipment, net	$84,422	$86,517

For the three and six month period ended June 30, 2016, depreciation expense related to property, plant and equipment was $2.2 million and $4.1 million, respectively, as compared to $2.0 million and $7.7 million for the prior year comparative periods.

Fixed assets dedicated to research and development, or R&D, activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $3.9 million as of June 30, 2016. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner and there are no alternative uses for these fixed assets, then they could be subject to impairment in the future.

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

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2016, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.7 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2016:

(in thousands)
Balance at December 31, 2015	$8,145
Net increase due to changes in estimated future cash flows	39
Accretion expense	466

Balance at June 30, 2016	$8,650

9. Intangibles, net

Intangibles, net consisted of the following:

	June 30, 2016
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$7,843	$5,697	Straight-line
Customer relationships	100,997	90,158	10,839	Accelerated
Patents	42,780	41,367	1,413	Straight-line

	$157,317	$139,368	$17,949

	December 31, 2015
(in thousands)	Cost	Accumulated amortization	Net	Amortization Method
Trademarks	$13,540	$6,934	$6,606	Straight-line
Customer relationships	100,737	88,564	12,173	Accelerated
Patents	42,780	41,063	1,717	Straight-line

	$157,057	$136,561	$20,496

For the three and six month period ended June 30, 2016, the Company recorded amortization expense for its intangible assets of $1.3 million and $2.6 million, respectively, as compared to $1.5 million and $3.0 million for the prior year comparative periods.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2016	$2,587
2017	3,393
2018	2,688
2019	1,836
2020	1,595
2021 and thereafter	5,850

$17,949

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

(in thousands)	June 30, 2016	December 31, 2015
Compensation and benefits	$9,118	$10,525
Freight, distribution and operations	3,282	2,962
Accrued rebates, discounts and chargebacks	2,373	2,085
Accrued professional fees	1,272	1,493
Marketing expense	725	490
Research and development services	298	360
Other	596	587

	$17,664	$18,502

11. Financing Arrangements

Term Facility

On June 30, 2015, the Company entered into a $365.0 million seven-year Term Facility, which was issued net of a 1.25% discount of $4.6 million. The Company has a right to request an increase of the Term Facility in an aggregate amount up to $37.5 million plus additional amounts subject to certain leverage ratios. The net proceeds of the Term Facility, together with the net proceeds of the initial public offering, or IPO, and cash on hand, were used to refinance in full the aggregate principal amount of the $400.0 million 9.750% Senior Notes (“the Notes”) and pay related premiums, interest and expenses.

The term loans under the Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each Interest Period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter. At June 30, 2016, the Company’s interest rate under the Term Facility was 7.00%.

The Company is permitted to voluntarily prepay the Term Facility, in whole or in part, without premium or penalty. The Company is required to make quarterly payments, which began on September 30, 2015, in an amount equal to a quarter of a percent (0.25%) per annum of the original principal amount of the Term Facility. The remaining unpaid principal amount of the Term Facility will be payable on the maturity date, or June 30, 2022.

The Term Facility will require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of the net cash proceeds of all non-ordinary course sales or other dispositions of assets (including as a result of casualty or condemnation, subject to certain exceptions); the Company may reinvest or commit to reinvest certain of those proceeds in assets useful in our business within twelve months;

•	100% of the net cash proceeds from issuances or incurrence of debt, other than proceeds from debt permitted under the Term Facility and Revolving Facility; and

•	50% (with two leverage-based stepdowns) of the Company’s excess cash flow.

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the Term Facility as directed by LMI, or in the absence of direction, in direct order of maturity.

The Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of the Company, LMI and Lantheus Real Estate.

The Company’s maturities of principal obligations under the Term Facility are as follows as of June 30, 2016:

(in thousands)
Remainder of 2016	$1,825
2017	3,650
2018	3,650
2019	3,650
2020	3,650
2021 and thereafter	344,925

Total debt	361,350
Unamortized debt discount	(3,860)
Unamortized debt issuance costs	(5,002)

Total	352,488
Less current portion	(3,650)

Total long-term debt	$348,838

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

Revolving Line of Credit

At June 30, 2016, the Company has a Revolving Facility with an aggregate principal amount not to exceed $50.0 million. The loans under the Revolving Facility bear interest with pricing based from time to time at the election of LMI at (i) LIBOR plus a spread of 2.00% or (ii) the Reference Rate (as defined in the Revolving Facility) plus 1.00%. The Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

As of June 30, 2016, the Company has an unfunded Standby Letter of Credit for up to $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expires in February 2017. It automatically renewed for a one year period and will continue to automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to such expiration.

The Revolving Facility is guaranteed by Holdings and Lantheus Real Estate and is secured by a pledge of substantially all of the assets of each of the loan parties including accounts receivable, inventory and machinery and equipment. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of June 30, 2016, the aggregate Borrowing Base was approximately $43.3 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $34.4 million.

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

12. Stockholders’ Equity

As of June 30, 2016, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. The common stockholders are entitled to one vote per share and will share equally on a per share basis in any dividend declared by the Board of Directors, subject to any preferential rights of the holders of any outstanding preferred stock.

The following table presents the changes in stockholders’ deficit for the six months ended June 30, 2016:

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2015	30,364,501	$303	$175,553	$(359,160)	$(1,985)	$(185,289)
Net income	—	—	—	17,673	—	17,673
Other comprehensive income	—	—	—	—	256	256
Vesting of restricted stock awards	20,936	—	—	—	—	—
Stock-based compensation	—	—	992	—	—	992

Balance at June 30, 2016	30,385,437	$303	$176,545	$(341,487)	$(1,729)	$(166,368)

13. Stock-Based Compensation

As of June 24, 2015, the Company adopted the 2015 Equity Incentive Plan, (the “2015 Plan”).

The Company’s employees are eligible to receive awards under the 2015 Plan. The 2015 Plan is administered by the Board of Directors and permits the granting of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company. The Board of Directors may, at its sole discretion, grant DERs with respect to any award and such DER is treated as a separate award. The number of shares authorized for issuance under the 2015 Plan increased to 4,555,277 on April 26, 2016. Option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Time based option awards vest based on time, typically four years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

Stock-based compensation expense for both time based and performance based stock options and restricted stock awards were recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of goods sold	$73	$52	$139	$51
General and administrative	345	465	578	679
Sales and marketing	80	79	128	115
Research and development	87	60	147	88

Total stock-based compensation expense	$585	$656	$992	$933

14. Net Income (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income (loss)	$7,350	$(24,423)	$17,673	$(24,048)

Basic weighted average common shares outstanding	30,377,562	18,898,003	30,372,901	18,489,451
Effect of dilutive restricted stock awards	165,166	—	80,875	—

Diluted weighted average common shares outstanding	30,542,728	18,898,003	30,453,776	18,489,451

Basic and diluted income (loss) per weighted average common share outstanding	$0.24	$(1.29)	$0.58	$(1.30)

The weighted average number of common shares for the three and six months ended June 30, 2016 did not include 2,183,075 options and unvested restricted stock for each period because of their antidilutive effect, as compared to the three and six months ended June 30, 2015, which did not include 2,153,827 options and unvested restricted stock for each period.

15. Other Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Foreign currency gains (losses)	$256	$18	$19	$(360)
Tax indemnification income	140	781	436	777
Other income (expense)	—	1	(1)	—

Total other income, net	$396	$800	$454	$417

16. Legal Proceedings and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. As of June 30, 2016, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On September 4, 2015, the Company filed an appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. On December 4, 2015, the defendant filed an answer brief to the Company’s appeal, and on December 18, 2015, the Company filed a reply brief to the defendant’s answer. On April 21, 2016, the United States Court of Appeals for the Second Circuit heard oral arguments of the Company and the defendant in connection with the Company’s appeal. On May 25, 2016, the United States Court of Appeals for the Second Circuit issued a Summary Order affirming the judgment of the United States District Court which granted the defendant’s motion for summary judgment. The Company considers this matter closed.

17. Related Party Transactions

Avista, the Company’s majority shareholder, provided certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company was required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement was seven years. On June 25, 2015, the Company exercised its right to terminate its advisory services and monitoring agreement with Avista. In connection with such termination, the Company has paid Avista Capital Holdings, L.P. an aggregate termination fee of $6.5 million, which was included in general and administrative expenses in the condensed consolidated statement of operations during the quarter ended June 30, 2015. During the three and six months ended June 30, 2016, the Company did not incur any costs associated with this agreement as compared to $6.8 million and $7.0 million, respectively, for the prior year comparative periods. At June 30, 2016 and December 31, 2015, there were no amounts outstanding.

In the first quarter of 2016, the Company entered into a services agreement with INC Research, LLC, or INC, to provide pharmacovigilance services. Avista and certain of its affiliates are principal owners of both INC and the Company. The agreement has a term of three years. During the three and six months ended June 30, 2016, the Company incurred costs associated with this agreement of approximately $0.3 million and $0.5 million, respectively. At June 30, 2016, $0.1 million was included in accrued expenses and other liabilities.

The Company purchases inventory supplies from VWR Scientific, or VWR. Avista and certain of its affiliates are principal owners of both VWR and the Company. During each of the three and six months ended June 30, 2016, the Company made purchases of $0.1 million and $0.2 million respectively, as compared to $44,000 and $0.1 million for the prior year comparative periods. At June 30, 2016 and December 31, 2015, $6,000 and $10,000, respectively, was included in accounts payable and accrued expenses.

18. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacturing, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The U.S. segment comprises 83.5% and 84.2% of consolidated revenues for the three and six months ended June 30, 2016 as compared to 79.6% and 80.4% for the prior year comparative periods.

Selected information for each business segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
U.S.	$72,244	$64,689	$143,014	$130,477
International	12,832	14,936	24,373	29,092

Total revenue, including inter-segment	85,076	79,625	167,387	159,569
Less inter-segment revenue	(7,110)	(6,311)	(12,947)	(11,432)

	$77,966	$73,314	$154,440	$148,137

Revenues from external customers
U.S.	$65,134	$58,378	$130,067	$119,045
International	12,832	14,936	24,373	29,092

	$77,966	$73,314	$154,440	$148,137

Operating income
U.S.	$15,931	$3,442	$29,335	$16,121
International	(1,443)	2,059	2,691	585

Total operating income, including inter-segment	14,488	5,501	32,026	16,706
Inter-segment operating (loss) income	(309)	(145)	(174)	28

Operating income	14,179	5,356	31,852	16,734
Interest expense, net	(6,978)	(13,876)	(13,996)	(24,499)
Loss on extinguishment of debt	—	(15,528)	—	(15,528)
Other income, net	396	800	454	417

Income (loss) before income taxes	$7,597	$(23,248)	$18,310	$(22,876)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “targets,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (ii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; (iii) our outlook and expectations related to products manufactured at JHS and Pharmalucence and global isotope supply; (iv) our outlook and expectations related to our engagement of strategic partners to assist in developing and potentially commercializing development candidates; and (v) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our Revolving Facility, are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this prospectus may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

Overview

We are a global leader in the development, manufacture and commercialization of innovative diagnostic medical imaging agents and products that assist clinicians in the diagnosis and treatment of cardiovascular and other diseases. Our agents are routinely used to diagnose coronary artery disease, congestive heart failure, pulmonary issues, stroke and other diseases. Clinicians use our imaging agents and products across a range of imaging modalities, including echocardiography and nuclear imaging. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.

Our commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, sonographers and technologists working in a variety of clinical settings. We sell our products to radiopharmacies, hospitals, clinics, group practices, integrated delivery networks and group purchasing organizations.

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

Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow. Xenon is manufactured by third parties and packaged by us and in certain circumstances finished by us.

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

The following table sets forth our revenue derived from our principal products:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2016	%	2015	%	2016	%	2015	%
DEFINITY	$33,474	42.9%	$28,428	38.8%	$64,896	42.0%	$54,094	36.5%
TechneLite	25,252	32.4	17,362	23.7	50,088	32.4	38,221	25.8
Xenon	6,774	8.7	12,048	16.4	14,948	9.7	25,243	17.0
Other	12,466	16.0	15,476	21.1	24,508	15.9	30,579	20.7

Revenues	$77,966	100.0%	$73,314	100.0%	$154,440	100.0%	$148,137	100.0%

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

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY which as of December 2015 had an approximately 78% segment share, Optison, and Lumason, which was approved by the FDA in October 2014. Lumason is known as SonoVue outside of the U.S. and is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. While we believe that additional promotion in the U.S. echocardiography segment will help raise awareness around the value that echocardiography contrast brings and potentially increase the overall contrast penetration rate, if Bracco successfully grows the use of Lumason in the U.S. without otherwise increasing the overall usage of ultrasound contrast agents, our own growth expectations for DEFINITY revenue, gross profit and gross margin may have to be adjusted.

Competition for Xenon

Xenon gas for lung ventilation diagnosis is our third largest product by revenue. Historically, several companies, including Mallinckrodt, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016 we have been the only supplier of this imaging agent in the U.S. In March 2016, Mallinckrodt received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of Mallinckrodt’s offering, we believe we are at risk for volume loss and price erosion from those customers that are not subject to price or volume commitments with us. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements at committed volumes and substantially reduced prices with previously non-contracted customers. These steps have resulted in predictable Xenon unit volumes in 2016, but with sales at substantially lower revenue and gross margin contributions as compared to 2015. See “Part II—Item 1A. Risk Factors —We face potential supply and demand challenges for Xenon.”

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

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. Our technology transfer activities with Pharmalucence to manufacture and supply DEFINITY are ongoing, but such activities have been further delayed and we cannot predict when or if Pharmalucence will be able to manufacture and supply DEFINITY. See “Part I – Item IA. Risk Factors – Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited useful lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Global Isotope Supply

Currently, an important supplier of Moly and Xenon is Nordion, which relies on the NRU reactor in Chalk River, Ontario. For Moly and Xenon, we have supply agreements with Nordion that expire on October 31, 2016. We also have Moly supply agreements with NTP of South Africa, ANSTO of Australia, and IRE of Belgium, each running through December 31, 2017 and a Xenon supply agreement with IRE which runs through June 30, 2019 subject to extensions.

We believe we are well-positioned with our current supply partners to have a secure supply of Moly, including low-enriched uranium, or LEU, Moly, when the NRU reactor transitions in October 2016 from providing regular supply of medical isotopes to providing only an emergency back-up supply of HEU based medical isotopes through March 2018. ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity by approximately 2.5 times, with expanded commercial production planned to start in the latter part of 2016. In addition, IRE recently received approval from its regulator to expand its production capability by up to 50% of its former capacity. The new ANSTO and IRE production capacity is expected to replace the NRU’s current routine production.

We are also now receiving bulk unprocessed Xenon from IRE which we are processing and finishing for our customers. We believe we are well-positioned to supply Xenon to our customers after the NRU reactor transitions in October 2016 from providing regular supply of bulk Xenon to providing only an emergency back-up supply of bulk Xenon through March 2018.

Demand for TechneLite

We believe there has been a decline in the MPI study market because of industry-wide cost containment initiatives that have resulted in a transition of where imaging procedures are performed, from free-standing imaging centers to the hospital setting. While the total number of patient studies has not returned to pre-shortage levels, the total MPI market was essentially flat for the period 2011 through 2015.

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

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded R&D programs have been a key factor in our historical results and success. In March 2013, we began to implement a strategic shift in how we fund our important R&D programs. We have reduced our internal R&D resources while at the same time we are seeking to engage strategic partners to assist us in the further development and commercialization of our important agents in development, including flurpiridaz F 18, 18F LMI 1195 and LMI 1174. As a result of this shift, we are seeking strategic partners to assist us with the further development and possible commercialization of flurpiridaz F18. For our other two important agents in development, 18F LMI 1195 and LMI 1174, we are also seeking to engage strategic partners to assist us with the ongoing development activities relating to these agents.

Segments

We report our results of operations in two operating segments: United States and International. We generate a greater proportion of our revenue and net income in the United States segment, which consists of all regions of the United States with the exception of Puerto Rico.

Executive Overview

Our results in the three and six months ended June 30, 2016 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	increased revenues for TechneLite, mainly the result of contracts with significant customers;

•	decreased revenues for Xenon, mainly the result of lower selling prices;

•	$5.9 million gain on the sale of our Canadian radiopharmacies;

•	lower international revenues as a result of the sale of our Canadian radiopharmacies and unfavorable exchange rates;

•	decreased depreciation over the prior year period associated with the scheduled decommissioning of certain long-lived assets in the prior year,

•	decreased interest expense due to the refinancing of long-term debt in connection with the IPO,

•	decreased general and administrative expenses due to a $6.5 million payment for the termination of our advisory services and monitoring agreement with Avista in the prior year; and

•	decrease of $15.5 million loss on extinguishment of debt costs related to the redemption of LMI’s outstanding Notes in the prior year.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues	$77,966	$73,314	$154,440	$148,137
Cost of goods sold	42,215	40,647	84,988	79,701

Gross profit	35,751	32,667	69,452	68,436

Operating expenses
Sales and marketing expenses	9,843	9,229	19,150	18,301
General and administrative expenses	9,238	15,444	18,751	24,567
Research and development expenses	2,608	2,638	5,644	8,834

Total operating expenses	21,689	27,311	43,545	51,702
Gain on sale of assets	117	—	5,945	—

Operating income	14,179	5,356	31,852	16,734
Interest expense, net	(6,978)	(13,876)	(13,996)	(24,499)
Loss on extinguishment of debt	—	(15,528)	—	(15,528)
Other income, net	396	800	454	417

Income (loss) before income taxes	7,597	(23,248)	18,310	(22,876)
Provision for income taxes	247	1,175	637	1,172

Net income (loss)	$7,350	$(24,423)	$17,673	$(24,048)

Revenues

Revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States
DEFINITY	$32,698	$27,828	$63,491	$53,010
TechneLite	21,643	14,637	43,376	32,810
Xenon	6,773	12,038	14,945	25,224
Other	4,020	3,875	8,255	8,001

Total U.S. revenues	$65,134	$58,378	$130,067	$119,045

International
DEFINITY	$776	$600	$1,405	$1,084
TechneLite	3,609	2,725	6,712	5,411
Xenon	1	10	3	19
Other	8,446	11,601	16,253	22,578

Total International revenues	$12,832	$14,936	$24,373	$29,092

Revenues	$77,966	$73,314	$154,440	$148,137

Total revenues increased $4.7 million, or 6.3%, to $78.0 million in the three months ended June 30, 2016, as compared to $73.3 million in the three months ended June 30, 2015. U.S. segment revenue increased $6.8 million, or 11.6%, to $65.1 million in the three months ended June 30, 2016, as compared to $58.4 million in the prior year period. The International segment revenues decreased $2.1 million, or 14.1%, to $12.8 million in the three months ended June 30, 2016, as compared to $14.9 million in the prior year period.

Total revenues increased $6.3 million, or 4.3%, to $154.4 million in the six months ended June 30, 2016, as compared to $148.1 million in the six months ended June 30, 2015. U.S. segment revenue increased $11.0 million, or 9.3%, to $130.1 million in the six months ended June 30, 2016, as compared to $119.0 million in the prior year period. The International segment revenues decreased $4.7 million, or 16.2%, to $24.4 million in the six months ended June 30, 2016, as compared to $29.1 million in the prior year period.

The increase in U.S. segment revenues for the three and six months ended June 30, 2016, as compared to the prior year periods is primarily due to a $7.0 million and $10.6 million increase, respectively, in TechneLite revenues as a result of contracts with customers that increased unit volumes and a $4.9 million and $10.5 million, respectively, increase in DEFINITY revenues as a result of higher unit volumes. Offsetting these increases was a $5.3 million and $10.3 million, respectively, decrease in Xenon revenues over the prior year periods primarily as a result of contracts with significant customers that reduced unit pricing in exchange for committed volume purchases.

The decrease in the International segment revenues for the three and six months ended June 30, 2016, as compared to the prior year period is primarily a result of the decrease in revenues in Canada attributable to the sale of the Canadian radiopharmacies and $0.2 million and $1.0 million of unfavorable foreign exchange, respectively.

Rebates and Allowances

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs, administrative fees of group purchasing organizations, royalties and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates	Allowances	Total
Balance, as of December 31, 2015	$2,303	$38	$2,341
Current provisions relating to revenues in current year	3,495	120	3,615
Adjustments relating to prior years’ estimate	(66)	—	(66)
Payments/credits relating to revenues in current year	(2,154)	(94)	(2,248)
Payments/credits relating to revenues in prior years	(1,205)	(60)	(1,265)

Balance, as of June 30, 2016	$2,373	$4	$2,377

Accrued sales rebates were approximately $2.4 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively.

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$32,448	$27,568	$65,658	$54,430
International	9,767	13,079	19,330	25,271

Total Cost of Goods Sold	$42,215	$40,647	$84,988	$79,701

Total cost of goods sold increased $1.6 million, or 3.9%, to $42.2 million in the three months ended June 30, 2016, as compared to $40.6 million in the three months ended June 30, 2015. U.S. segment cost of goods sold increased approximately $4.9 million, or 17.8%, to $32.4 million in the three months ended June 30, 2016, as compared to $27.6 million in the prior year period. For the three months ended June 30, 2016, the International segment cost of goods sold decreased $3.3 million, or 25.3%, to $9.8 million, as compared to $13.1 million in the prior year period.

Total cost of goods sold increased $5.3 million, or 6.6%, to $85.0 million in the six months ended June 30, 2016, as compared to $79.7 million in the six months ended June 30, 2015. U.S. segment cost of goods sold increased approximately $11.2 million, or 20.6%, to $65.7 million in the six months ended June 30, 2016, as compared to $54.4 million in the prior year period. For the six months ended June 30, 2016, the International segment cost of goods sold decreased $5.9 million, or 23.5%, to $19.3 million, as compared to $25.3 million in the prior year period.

The increase in the U.S. segment cost of goods sold for the three months ended June 30, 2016 over the prior year period is primarily due to a $4.8 million increase in TechneLite cost of goods sold due to higher sales unit volume and an increase of $1.1 million in Xenon cost of goods sold due to higher material costs.

The increase in the U.S. segment cost of goods sold for the six months ended June 30, 2016 over the prior year period is primarily due to a $9.5 million increase in TechneLite cost of goods sold due to higher sales unit volume and an increase of $2.4 million in Xenon cost of goods sold due to higher material costs.

The decrease in the International segment cost of goods sold in the three and six months ended June 30, 2016, as compared to the prior year periods, is primarily due to lower manufacturing costs for certain products as a result of the sale of our Canadian radiopharmacies in the first quarter of 2016.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$32,686	$30,810	$64,409	$64,615
International	3,065	1,857	5,043	3,821

Total Gross Profit	$35,751	$32,667	$69,452	$68,436

Total gross profit increased $3.1 million, or 9.4%, to $35.8 million in the three months ended June 30, 2016, as compared to $32.7 million in the three months ended June 30, 2015. U.S. segment gross profit increased $1.9 million, or 6.1%, to $32.7 million in the three months ended June 30, 2016, as compared to $30.8 million in the prior year period. For the three months ended June 30, 2016, the International segment gross profit increased $1.2 million, or 65.1%, to $3.1 million, as compared to $1.9 million in the prior year period.

Total gross profit increased $1.0 million, or 1.5%, to $69.5 million in the six months ended June 30, 2016, as compared to $68.4 million in the six months ended June 30, 2015. U.S. segment gross profit decreased $0.2 million, or 0.3%, to $64.4 million in the six months ended June 30, 2016, as compared to $64.6 million in the prior year period. For the six months ended June 30, 2016, the International segment gross profit increased $1.2 million, or 32.0%, to $5.0 million, as compared to $3.8 million in the prior year period.

The increase in the U.S. segment gross profit for the three months ended June 30, 2016 over the prior year period is primarily due to an increase in sales unit volume of DEFINITY and TechneLite, which is partially offset by a decrease in Xenon gross profit as a result of the combination of lower selling prices and higher material costs.

The decrease in the U.S. segment gross profit for the six months ended June 30, 2016 over the prior year period is primarily due to a decrease in Xenon gross profit as a result of the combination of lower selling prices and higher material costs, which was offset by increases in DEFINITY and TechneLite gross profit due to higher sales unit volume.

The increase in the International segment gross profit for the three months ended June 30, 2016 over the prior year period is primarily due to lower Thallium cost of goods per unit, lower manufacturing costs for certain products as a result of the sale of our Canadian radiopharmacies and increased operational efficiencies as a result of the shutdown of one of our Puerto Rican radiopharmacies in the third quarter of 2015.

The increase in the International segment gross profit for the six months ended June 30, 2016 over the prior year period is primarily due to lower Thallium cost of goods per unit, lower manufacturing costs for certain products as a result of the sale of our Canadian radiopharmacies and increased operational efficiencies as a result of the shutdown of one of our Puerto Rican radiopharmacies in the third quarter of 2015. These increases were partially offset by a $0.6 million unfavorable foreign exchange.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$8,576	$8,284	$16,881	$16,352
International	1,267	945	2,269	1,949

Total Sales and Marketing	$9,843	$9,229	$19,150	$18,301

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

Total sales and marketing expenses increased $0.6 million, or 6.7%, to $9.8 million in the three months ended June 30, 2016, as compared to $9.2 million in the three months ended June 30, 2015. In the U.S. segment, sales and marketing expense increased $0.3 million or 3.5% to $8.6 million in the three months ended June 30, 2016, as compared to $8.3 million in the prior year period. In the International segment, sales and marketing expense increased $0.3 million, or 34.1%, to $1.3 million in the three months ended June 30, 2016, as compared to $0.9 million in the prior year period.

Total sales and marketing expenses increased $0.8 million, or 4.6%, to $19.2 million in the six months ended June 30, 2016, as compared to $18.3 million in the six months ended June 30, 2015. In the U.S. segment, sales and marketing expense increased $0.5 million, or 3.2%, to $16.9 million in the six months ended June 30, 2016, as compared to $16.4 million in the prior year period. In the International segment, sales and marketing expense increased $0.3 million, or 16.4%, to $2.3 million in the six months ended June 30, 2016, as compared to $1.9 million in the prior year period.

The increase in the U.S. segment sales and marketing expenses for the three months ended June 30, 2016 over the prior year period is primarily due to the timing of sales force meetings, training and travel.

The increase in the U.S. segment sales and marketing expenses for the six months ended June 30, 2016 over the prior year period is primarily due to higher employee related expense driven by incentive compensation, as well as the timing of sales force meetings, training and travel, partially offset by the timing of advertising and promotional activities.

The increase in the International segment sales and marketing expenses for the three and six months ended June 30, 2016 over the prior year period is primarily due to increased employee related expenses for the International commercial team.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$8,781	$14,893	$17,935	$23,633
International	457	551	816	934

Total General and Administrative	$9,238	$15,444	$18,751	$24,567

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services, as well as bad debt expense, certain facility and insurance costs, including director and officer liability insurance.

Total general and administrative expenses decreased $6.2 million, or 40.2%, to $9.2 million in the three months ended June 30, 2016, as compared to $15.4 million in the three months ended June 30, 2015. In the U.S. segment, general and administrative expense decreased $6.1 million, or 41.0%, to $8.8 million in the three months ended June 30, 2016, as compared to $14.9 million in the prior year period. In the International segment, general and administrative expense decreased $0.1 million, or 17.1% to $0.5 million in the three months ended June 30, 2016, as compared to $0.6 million in the prior year period.

Total general and administrative expenses decreased $5.8 million, or 23.7%, to $18.8 million in the six months ended June 30, 2016, as compared to $24.6 million in the six months ended June 30, 2015. In the U.S. segment, general and administrative expense decreased $5.7 million, or 24.1%, to $17.9 million in the six months ended June 30, 2016, as compared to $23.6 million in the prior year period. In the International segment, general and administrative expense decreased $0.1 million, or 12.6%, to $0.8 million in the six months ended June 30, 2016, as compared to $0.9 million in the prior year period.

The decrease in the U.S. segment general and administrative expenses for the three and six months ended June 30, 2016 over the prior year period is primarily due to the $6.5 million termination fee incurred to terminate the advisory services and monitoring agreement with Avista in the prior year and lower employee related expenses. This was partially offset by higher amortization of capitalized software and increased insurance costs.

The decrease in the International segment general and administrative expenses for the three and six months ended June 30, 2016 over the prior year period is primarily due to lower employee headcount and related expenses.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$2,434	$2,466	$5,300	$8,481
International	174	172	344	353

Total Research and Development	$2,608	$2,638	$5,644	$8,834

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

Total research and development expenses remained constant in the three months ended June 30, 2016 and 2015.

Total research and development expenses decreased $3.2 million, or 36.1%, to $5.6 million in the six months ended June 30, 2016, as compared to $8.8 million in the six months ended June 30, 2015. In the U.S. segment, research and development expense decreased $3.2 million, or 37.5%, to $5.3 million in the six months ended June 30, 2016, as compared to $8.5 million in the prior year period. In the International segment, research and development expense remained consistent.

The decrease in the U.S. segment research and development expenses for the six months ended June 30, 2016 over the prior year period is primarily due to a reduction in depreciation expense as a result of the scheduled decommissioning of certain long-lived assets associated with research and development operations, partially offset by higher pharmacovigilance expenses due to the transition to a new vendor.

Gain on Sale of Assets

Effective January 7, 2016, our Canadian subsidiary entered into an asset purchase agreement, pursuant to which it sold substantially all of the assets of our Canadian radiopharmacies and Gludef manufacturing and distribution business to one of our existing Canadian radiopharmacy customers. The purchase price for the asset sale was $9.0 million in cash, resulting in a pre-tax book gain of $5.9 million, which was recorded within operating income for the six months ended June 30, 2016.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$(6,983)	$(13,882)	$(14,007)	$(24,512)
Interest income	5	6	11	13
Loss on extinguishment of debt	—	(15,528)	—	(15,528)
Other income, net	396	800	454	417

Total Other Expense, net	$(6,582)	$(28,604)	$(13,542)	$(39,610)

Interest Expense

For the three and six months ended June 30, 2016, compared to the same periods in 2015, interest expense decreased by $6.9 million and $10.5 million, respectively, as a result of the June 2015 refinancing of our long-term debt at a lower principal amount with a lower interest rate.

Interest Income

For the three and six months ended June 30, 2016, compared to the same periods in 2015, interest income remained consistent.

Extinguishment of Debt

For the three and six months ended June 30, 2015, we incurred a $15.5 million loss on extinguishment of debt related to the redemption of LMI’s Notes.

Other Income, net

For the three month period ended June 30, 2016, compared to the same period in 2015, other income decreased by $0.4 million, primarily due to a $0.6 million decrease in tax indemnification income, which was partially offset by a $0.2 million increase in foreign currency gains.

For the six months ended June 30, 2016, compared to the same period in 2015, other income remained consistent.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Provision for income taxes	$247	$1,175	$637	$1,172

Considering our history of losses, we continue to maintain a valuation allowance against substantially all of our net deferred tax assets. Our provision for income taxes results primarily from reversals of uncertain tax positions as statutes lapse or are settled during the year, offset by taxes due in certain foreign jurisdictions where we generate taxable income, as well as interest and penalties associated with uncertain tax positions. For the six months ended June 30, 2016 and 2015, our effective tax rate was 3.5% and 5.1%, respectively. The $0.9 million and $0.5 million decrease in the tax provision for the three months and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to changes in our uncertain tax positions relating to state tax nexus.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$21,415	$3,719	$17,696
Investing activities	$6,686	$(6,112)	$12,798
Financing activities	$(1,872)	$5,055	$(6,927)

Net Cash Provided by Operating Activities

Cash provided from operating activities of $21.4 million in the first six months of 2016 was driven primarily by net income of $17.7 million plus $9.4 million of depreciation and amortization less the gain on sale of assets of $5.9 million. These net sources of cash were partially offset by a net increase in working capital. Our working capital increase during the first six months of 2016 was driven primarily by higher accounts receivable and lower accrued expenses and other liabilities, partially offset by higher accounts payable.

Cash provided by operating activities of $3.7 million in the first six months of 2015 was driven primarily by $12.6 million of depreciation and amortization and $15.5 million on the loss on extinguishment of debt, as well as a net increase in working capital. Our net working capital increased during the first six months of 2015 due to lower accrued expenses and liabilities from the payment of interest on our Notes through the redemption date (July 30, 2015) partially offset by lower accounts receivable due to improved cash collections. These sources of cash were partially offset by a net loss of $24.0 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2016 was primarily due to cash proceeds of $9.0 million received for the sale of assets from our Canadian radiopharmacies, which was offset by $2.4 million for the purchase of capital expenditures

Net cash used in investing activities during the six month ended June 30, 2015 was $6.1 million for the purchase of capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 was $1.9 million primarily for our quarterly Term Facility payments.

During the six months ended June 30, 2015, our financing activities provided a source of cash of $5.1 million as a result of generating $423.4 million from the net proceeds of the Term Facility together with the net proceeds from the IPO. The net proceeds generated from the Term Facility and the IPO were used to repay in full the aggregate principal amount of the $400.0 million Notes, pay related premiums and expenses and pay down the $8.0 million of outstanding borrowings under the Revolving Facility, which totaled $417.8 million.

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

We have the right to request an increase of the Term Facility in an aggregate amount up to $37.5 million plus additional amounts subject to certain leverage ratios. The term loans under the Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter. At June 30, 2016, our interest rate under the Term Facility was 7.00%. Our Term Facility is guaranteed by the Lantheus Holdings and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of Lantheus Holdings, LMI and Lantheus Real Estate.

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

As of June 30, 2016, we had an unfunded Standby Letter of Credit of $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expires in February 2017. It automatically renewed for a one year period and will continue to automatically renew for a one year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our Revolving Facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Holdings and Lantheus Real Estate. Borrowing capacity is determined by reference to the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of June 30, 2016, the aggregate Borrowing Base was approximately $43.3 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net borrowing base availability of approximately $34.4 million.

The loans under our Revolving Facility bear interest with pricing based from time to time at our election at (i) LIBOR plus a spread of 2.00% or (ii) the Reference Rate (as defined in our Revolving Facility) plus a spread of 1.00%. Our Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

Our Revolving Facility contains affirmative and negative covenants, as well as restrictions on the ability of LMI, us and our subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates. Our Revolving Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period (x) certain specified events of default are continuing under our Revolving Facility or (y) excess availability under our Revolving Facility falls below (i) the greater of $7.5 million or 15% of the then-current Line Cap (as defined in the Revolving Facility) for a period of more than five consecutive Business Days or (ii) $5.0 million. During a covenant trigger period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1:00: 1:00. The fixed charge coverage ratio is calculated on a consolidated basis for us for a trailing four-fiscal quarter period basis, as (i) annualized EBITDA (as defined in the Revolving Facility) minus capital expenditures minus certain restricted payments divided by (ii) interest expense plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

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

At June 30, 2016, our only current committed external source of funds is our borrowing availability under our Revolving Facility. We had $54.9 million of cash and cash equivalents at June 30, 2016. Availability under our Revolving Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability. Our new Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage. Accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

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

There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as of June 30, 2016. For further information, refer to our summary of significant accounting policies and estimates in our annual report on Form 10-K filed for the fiscal year ended December 31, 2015.

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

Interest Rate Risk

As a result of our new Term Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of June 30, 2016, we had $361.4 million outstanding under our Term Facility with a variable interest rate that only varies to the extent LIBOR exceeds one percent.

Furthermore, we are subject to interest rate risk in connection with the Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of June 30, 2016, there was an $8.8 million unfunded Standby Letter of Credit and $0.1 million accrued interest, which reduced availability to $34.4 million on the Revolving Facility. Any increase in the interest rate under the Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Revolving Facility. The effect of a 100 basis points adverse change in market interest rates, in excess of minimum floors, on our interest expense would be approximately $1.8 million in the six months ended June 30, 2016.

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

During the six months ended June 30, 2016 and 2015, the net impact of foreign currency changes on transactions was a gain of $19,000 and a loss $0.4 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge these economic exposures.

A portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of those subsidiaries into the U.S. Dollar. The Canadian Dollar presents the primary currency risk on our earnings. The cost of goods for our products that are manufactured in the United States and are sold in currencies other than the U.S. Dollar by our foreign subsidiaries are also affected by foreign currency exchange rate movements. Our cost of goods would have increased by $1.2 million if the U.S. Dollar had been stronger by 10% when compared to the actual rates used during the six months ended June 30, 2016.

If the U.S. Dollar had been uniformly stronger by 10%, compared to the actual average exchange rates, our revenues would have decreased by $1.5 million and our net income would have decreased by $1.2 million for the six months ended June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended June 30, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2010, LMI filed suit against one of its insurance carriers seeking to recover business interruption losses associated with the NRU reactor shutdown and the ensuing global Moly supply shortage. The claim is the result of the shutdown of the NRU reactor in Chalk River, Ontario. The NRU reactor was off-line from May 2009 until August 2010. The defendant answered the complaint on January 21, 2011, denying substantially all of the allegations, presenting certain defenses and requesting dismissal of the case with costs and disbursements. Discovery, including international discovery and related motion practice, has been on-going for more than three years. The defendant filed a motion for summary judgment on July 14, 2014. The Company filed a memorandum of law in opposition to defendant’s motion for summary judgment on August 25, 2014. The defendant filed a reply memorandum of law in further support of its motion for summary judgment on September 15, 2014. Expert witness discovery was completed on October 31, 2014. On March 25, 2015, the United States District Court for the Southern District of New York granted defendant’s motion for summary judgment. On September 4, 2015, the Company filed an appeal of the District Court decision with the United States Court of Appeals for the Second Circuit. On December 4, 2015, the defendant filed an answer brief to the Company’s appeal, and on December 18, 2015, the Company filed a reply brief to the defendant’s answer. On April 21, 2016, the United States Court of Appeals for the Second Circuit heard oral arguments of the Company and defendant in connection with the Company’s appeal. On May 25, 2016, the United States Court of Appeals for the Second Circuit issued a Summary Order affirming the judgment of the United States District Court which granted the defendant’s motion for summary judgment. The Company considers this matter now closed.

Except as noted above, as of June 30, 2016, the Company had no material ongoing litigation in which the Company was a defendant or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

We obtain a substantial portion of our products from third party manufacturers and suppliers. We rely on JHS as our sole source manufacturer of DEFINITY, Neurolite and evacuation vials. We currently have additional ongoing technology transfer activities at JHS for our Cardiolite products and at Pharmalucence for DEFINITY, but we can give no assurances as to when each technology transfer will be completed and when we will actually receive supply of Cardiolite from JHS or DEFINITY from Pharmalucence. Currently, our DEFINITY, Neurolite, evacuation vial, saline and Cardiolite product supply is approved for manufacture by a single manufacturer. In addition, we have no manufacturer for Ablavar.

Currently, we believe that we will have sufficient supply of DEFINITY, Neurolite and evacuation vials from JHS to meet expected demand and sufficient supply of saline from our sole manufacturer. We also believe that we will have sufficient Cardiolite product supply from our current supplier and from JHS to meet expected demand when the technology transfer process is completed and we have obtained regulatory approval for this manufacturing site. However, we can give no assurances that JHS or our other manufacturing partners will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls. Currently, regulatory authorities in certain countries have not yet approved JHS as a manufacturer of our products. Accordingly, until those regulatory approvals have been obtained, our international business, results of operations, financial condition and cash flows will continue to be adversely affected.

Our manufacturing agreement for Ablavar has terminated. We have no current plans to initiate technology transfer activities for Ablavar. Our existing Ablavar inventory will expire in the third quarter of 2016, and we will have no further Ablavar inventory that we will be able to sell unless and until we engage in Ablavar technology transfer activities in the future with a new manufacturing partner.

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

In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. Our technology transfer activities are ongoing at Pharmalucence for the manufacture and supply of DEFINITY, but such activities have been further delayed and we cannot predict when or if Pharmalucence will be able to manufacture and supply DEFINITY. We cannot assure you that any of our additional supply activities will be successful, or that before those new manufacturers or sources of product are fully functional and qualified, that we will be able to avoid or mitigate interim supply shortages. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face potential supply and demand challenges for Xenon.

Historically, Nordion has been our sole supplier, and a principal supplier on a global basis, of Xenon, which is captured as a by-product of the Moly production process. In January 2015, we entered into a strategic agreement with IRE for the supply of Xenon. We are now receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers. We believe we will have a sufficient supply of Xenon for our customers after the NRU reactor transitions in October 2016 from providing regular supply of bulk Xenon to providing only an emergency back-up supply of bulk Xenon through March 2018. However, until we can qualify an additional source of bulk unprocessed Xenon, after the Nordion transition we will rely on IRE as a sole source provider. For the year ended December 31, 2015, Xenon represented approximately 17% of our revenues.

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

In October 2014, Bracco received FDA approval in the United States for its echocardiography agent, Lumason (known as SonoVue outside of the U.S.), which is already approved for sale in Europe and certain Asian markets, including China, Japan and Korea. Bracco now has one of three FDA-approved echocardiography contrast agents in the United States, together with GE Healthcare’s Optison and our DEFINITY. If Bracco successfully grows the use of Lumason in the United States without otherwise increasing the overall usage of ultrasound contrast agents, our current and future sales volume could suffer, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Xenon for lung ventilation diagnosis is our third largest product by revenue. Historically, several companies, including Mallinckrodt, sold packaged Xenon as a pulmonary imaging agent in the U.S., but starting in 2010 we have been the only supplier of this imaging agent in the U.S. In March 2016, Mallinckrodt received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of Mallinckrodt’s offering, we believe we are at risk of volume loss and price erosion from those customers that are not subject to price or volume commitments with us.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2015, we had federal income tax loss carryforwards of $175.5 million, which will begin to expire in 2031 and will completely expire in 2034. We have had significant financial losses in previous years and as a result we currently maintain a full valuation allowance for our net deferred tax assets including our federal and state tax loss carryforwards. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal income tax liabilities if we were to experience an “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our Stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Unregistered Sales of Equity Securities

None.

Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2016

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	August 4, 2016

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN CROWLEY
Name:	John Crowley
Title:	Chief Financial Officer
Date:	August 4, 2016

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2016

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith