Form 10-Q/A
period 2016-03-31
Lantheus Holdings, Inc.
filed 2016-08-25
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On May 3, 2016, Lantheus Holdings, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) is being filed solely to file a revised redacted version of Exhibit 2.1, which had previously been filed with the Original Filing with portions omitted pursuant to the Company’s request for confidential treatment. The revised redacted version of Exhibit 2.1 filed with this Amendment reflects revisions solely to that Exhibit 2.1 in response to comments from the SEC following the filing of the Original Filing and request for confidential treatment.

This Form 10-Q/A amends only information in Part II, Item 6. (Exhibits). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are not addressed by this Amendment are not amended by this filing. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported financial statements and notes thereto as of March 31, 2016. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our principal executive officer and principal financial officer, filed as exhibits to this Amendment.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

2.1†*	Amended and Restated Asset Purchase Agreement, effective January 7, 2016, by and between Lantheus MI Canada, Inc. and Isologic Innovative Radiopharmaceuticals Ltd.

10.1	Employment Agreement, effective August 12, 2013, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.1	May 3, 2016

10.2	Amendment to Employment Agreement, effective June 22, 2015, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.2	May 3, 2016

10.3	Amendment to Employment Agreement, effective March 25, 2016, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.3	May 3, 2016

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	10-Q	001-36569	101.INS	May 3, 2016

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-36569	101.SCH	May 3, 2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-36569	101.CAL	May 3, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36569	101.DEF	May 3, 2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-36569	101.LAB	May 3, 2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-36569	101.PRE	May 3, 2016

†	Confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	August 25, 2016

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN CROWLEY
Name:	John Crowley
Title:	Chief Financial Officer
Date:	August 25, 2016

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

2.1†*	Amended and Restated Asset Purchase Agreement, effective January 7, 2016, by and between Lantheus MI Canada, Inc. and Isologic Innovative Radiopharmaceuticals Ltd.

10.1	Employment Agreement, effective August 12, 2013, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.1	May 3, 2016

10.2	Amendment to Employment Agreement, effective June 22, 2015, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.2	May 3, 2016

10.3	Amendment to Employment Agreement, effective March 25, 2016, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.3	May 3, 2016

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	10-Q	001-36569	101.INS	May 3, 2016

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-36569	101.SCH	May 3, 2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-36569	101.CAL	May 3, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36569	101.DEF	May 3, 2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-36569	101.LAB	May 3, 2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-36569	101.PRE	May 3, 2016

†	Confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 3, 2016.

5