Form 10-K
period 2016-12-31
Lantheus Holdings, Inc.
filed 2017-02-23
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36569

LANTHEUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2318913
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

331 Treble Cove Road, North Billerica, MA	01862
(Address of principal executive offices)	(Zip Code)

(978) 671-8001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $49.1 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2016 of $ 3.67 per share.

As of February 21, 2017 the registrant had 36,840,138 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 27, 2017, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2016.

LANTHEUS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references to “Lantheus,” “the Company,” “our company,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and, as the context requires, its direct and indirect subsidiaries, references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and references to “LMI” refer to Lantheus Medical Imaging, Inc., our wholly-owned subsidiary.

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934. These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (ii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; (iii) our outlook and expectations related to products manufactured at Jubilant HollisterStier (“JHS”) and global isotope supply; (iv) our ability to finalize our previously announced collaboration and license transaction with GE Healthcare Ltd. (“GE Healthcare”) and our outlook and expectations related to the development and commercialization of flurpiridaz F 18 through that collaboration; and (v) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our revolving credit facility (“Revolving Facility”) are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We caution you therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	Our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and Lumason from Bracco Diagnostics Inc. (“Bracco”);

•	Risks associated with revenues and unit volumes for Xenon in pulmonary studies and the competition in this generic segment from IBA Molecular/Mallinckrodt (“IBAM”);

•	Our dependence on key customers for our medical imaging products, and our ability to maintain and profitably renew our contracts with those key customers, including Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), GE Healthcare and Triad Isotopes (“Triad”);

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including DEFINITY at JHS;

•	Risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites, including our next generation DEFINITY product at Samsung BioLogics (“SBL”);

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The instability of the global Molybdenum-99 (“Moly”) supply;

•	The dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	Uncertainties regarding the impact of U.S. healthcare reform on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

•	Our ability to finalize our previously announced collaboration and license transaction with GE Healthcare;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•	The extensive costs, time and uncertainty associated with new product development, including further product development potentially relying on external development partners;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic conditions and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors,” beginning on page 30.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this Annual Report on Form 10-K report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Trademarks

We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, TechneLite®, Cardiolite®, Neurolite®, Vialmix®, Quadramet® (U.S. only) and Lantheus Medical Imaging® referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks, service marks and trade names in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks, service marks and trade names. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K, such as Lumason®, Myoview®, Optison® and SonoVue® are, to our knowledge, owned by that other company.

PART I

Item 1. Business

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

We sell our products globally and operate our business in two reportable segments, which are further described below:

•	U.S. Segment produces and markets our medical imaging agents and products throughout the U.S. In the U.S., we primarily sell our products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.

•	International Segment operations consist of production and distribution activities in Puerto Rico and direct distribution activities in Canada. Additionally, within our International Segment, we have established and maintain third-party distribution relationships under which our products are marketed and sold in Europe, Canada, Australia, Asia Pacific and Latin America.

During the year ended December 31, 2016, we sold certain business units that were part of our International Segment business. In January 2016, we entered into an asset purchase agreement pursuant to which we sold substantially all of our Canadian radiopharmacy business and Gludef manufacturing and distribution business. In August 2016, we entered into a share purchase agreement pursuant to which we sold all of the stock of our Australian radiopharmacy servicing subsidiary. See Footnote 5, “Sales of Certain International Segment Assets” included in the consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

For further information on our products and segments, see “—Our Product Portfolio” within this Item 1. “Business.”

Our Product Portfolio

Our portfolio of nine commercial products is diversified across a range of imaging modalities. Our products include an ultrasound contrast agent and medical radiopharmaceuticals (including technetium generators).

•	Ultrasound contrast agents are compounds that are used in diagnostic procedures such as cardiac ultrasounds, or echocardiograms that are used by physicians to improve the clarity of the diagnostic image.

•	Medical radiopharmaceuticals are radioactive pharmaceuticals used by clinicians to perform nuclear imaging procedures.

•	In certain circumstances, a radioactive element, or radioisotope, is attached to a chemical compound to form the radiopharmaceutical. This act of attaching the radioisotope to the chemical compound is called radiolabeling, or labeling.

•	In other circumstances, a radioisotope can be used as a radiopharmaceutical without attaching any additional chemical compound.

•	Radioisotopes are most commonly manufactured in a nuclear research reactor, where a target is bombarded with subatomic particles, or in a cyclotron, which is a type of particle accelerator that also creates radioisotopes.

•	Two common forms of nuclear imaging procedures are single-photon emission computed tomography (“SPECT”) which measures gamma rays emitted by a SPECT radiopharmaceutical, and positron emission tomography (“PET”) which measures positrons emitted by a PET radiopharmaceutical.

As an example of the procedures in which our products may be used, in the diagnosis of cardiovascular disease, a typical diagnostic progression could include an electrocardiogram, followed by an echocardiogram (possibly using our agent DEFINITY), and then a nuclear myocardial perfusion imaging (“MPI”) study using either SPECT or PET imaging (possibly using our technetium generator and our SPECT-based MPI agent). An MPI study assesses blood flow distribution to the heart. MPI is also used for diagnosing the presence of coronary artery disease.

DEFINITY

DEFINITY is the leading ultrasound contrast imaging agent based on revenue and usage in the U.S., and is indicated for use in patients with suboptimal echocardiograms. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart.

Of the total number of echocardiograms performed each year in the U.S.—over 31.8 million in 2016—a third party source estimates that approximately 20%, or approximately 6.4 million echocardiograms in 2016, produce suboptimal images. The use of DEFINITY during echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

DEFINITY is a clear, colorless, sterile liquid, which, upon activation in a Vialmix apparatus, a medical device specifically designed for DEFINITY, becomes a homogenous, opaque, milky white injectable suspension of perflutren-containing lipid microspheres. After activation and intravenous injection, DEFINITY improves the ultrasound delineation of the left ventricular endocardial border, or innermost layer of tissue that lines the chamber of the left ventricle. Better visualization of the ventricle wall allows clinicians to see wall motion abnormalities, namely that the heart muscle is not expanding and contracting in a normal, consistent and predictable way. We believe this allows clinicians to make more informed decisions about disease status.

DEFINITY offers flexible dosing and administration through an IV bolus injection or continuous IV infusion. We believe DEFINITY’s synthetic lipid-cased coating gives the compound a distinct competitive advantage, because it provides a strong ultrasound signal and is the only perflutren-based echo contrast agent made without albumin. As a result, we believe DEFINITY will be a key driver of the future growth of our business, both in the U.S. and in international markets as we continue to grow contrast penetration through sales and marketing efforts focused on the appropriate use of contrast and maintain our leading position.

Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 8.1 million patients throughout the world. In 2016, DEFINITY was the leading ultrasound imaging agent based on revenue and usage, used by echocardiologists and sonographers. We estimate that DEFINITY had an approximately 80% share of the U.S. market for contrast agents in echocardiography procedures as of December 2016. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.) as well as other non-echocardiography imaging modalities. DEFINITY, Optison and Lumason all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors—Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY.”

DEFINITY is currently patent protected in the U.S. with a composition of matter patent expiring in 2019 and a manufacturing patent expiring in 2021. In addition, DEFINITY is protected in numerous foreign jurisdictions with patent or regulatory protection until 2019. We also have an active next generation development program for this agent. DEFINITY generated revenues of $131.6 million, $111.9 million and $95.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. DEFINITY represented approximately 44%, 38% and 32% of our revenues in 2016, 2015 and 2014, respectively.

TechneLite

TechneLite is a self-contained system or generator of Technetium (Tc99m), a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Technetium results from the radioactive decay of Moly itself a radioisotope with a 66-hour half-life produced in nuclear research reactors around the world from enriched uranium. The TechneLite generator is a little larger than a coffee can in size, and the self-contained system houses a vertical glass column at its core that contains Moly. During our manufacturing process, Moly is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the short half-lives of Moly and technetium, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.

The technetium produced by our TechneLite generator is the medical radioisotope that can be attached to a number of imaging agents, including our own Cardiolite products and Neurolite, during the radiolabeling process. To radiolabel a technetium-based radiopharmaceutical, a vial of sterile saline and a vacuum vial are each affixed to the top of a TechneLite generator. The sterile saline is pulled through the generator where it attracts technetium resulting from the radioactive decay of Moly within the generator column. The technetium-containing radioactive saline is then pulled into the vacuum vial and subsequently combined by a radiopharmacist with the applicable imaging agent, and individual patient-specific radiolabeled imaging agent doses are then prepared. When administered, the imaging agent binds to specific tissues or organs for a period of time, enabling the technetium to illustrate the functional health of the imaged tissues or organs in a diagnostic image. Our ability to produce and market TechneLite is highly dependent on our supply of Moly. See “Raw Materials and Supply Relationships—Molybdenum-99” below.

TechneLite is produced in thirteen sizes and is currently marketed primarily in North America and Latin America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and that ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with significant radiopharmacy chains, including Cardinal, UPPI, GE Healthcare and Triad. We also supply generators on a purchase order basis with other customers. We estimate that TechneLite had an approximately 40% share of the U.S. generator market as of December 31, 2016, competing primarily with technetium-based generators produced by IBAM. In Puerto Rico, we also supply TechneLite to our owned radiopharmacy to prepare radiopharmaceutical imaging agent unit doses. In Canada, where we sold our radiopharmacies in January 2016, we have a supply agreement with Isologic (the “Isologic Supply Agreement”), the buyer of those radiopharmacies. Under the Isologic Supply Agreement, we will supply Isologic with certain of our products on commercial terms, including certain product purchase commitments by Isologic. The agreement expires in January 2021 and may be terminated upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events. In Australia, where we sold our radiopharmacy servicing business in August 2016, we have a supply agreement with Global Medical Solutions (“GMS”), the buyer of that business (the “GMS Supply Agreement”). Under the GMS Supply Agreement, we supply GMS with certain of our products on commercial terms, including certain minimum product purchase commitments by GMS. The agreement expires in August 2020 and may be terminated in whole or in part on a product-by-product basis upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events.

The Moly used in our TechneLite generators can be produced using targets made of either highly-enriched uranium (“HEU”) or low-enriched uranium (“LEU”). LEU consists of uranium that contains less than 20% of the uranium-235 isotope. HEU is often considered weapons grade material, with 20% or more of uranium-235. On

January 2, 2013, President Obama signed into law the American Medical Isotopes Production Act of 2012 (“AMIPA”), as part of the 2013 National Defense Authorization Act. AMIPA encourages the domestic production of LEU Moly and provides for the eventual prohibition of the export of HEU from the U.S. Although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, since January 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, has provided an add-on payment under the hospital outpatient prospective payment system for every technetium diagnostic dose produced from non-HEU sourced Moly, to cover the marginal cost for radioisotopes produced from non-HEU sources. Our LEU TechneLite generator satisfies the reimbursement requirements under the applicable CMS rules.

TechneLite has patent protection in the U.S. and various foreign countries on certain component technology currently expiring in 2029. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. We believe that our substantial capital investments in our highly automated TechneLite production line and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials create significant and sustainable competitive advantages for us in generator manufacturing and distribution. TechneLite generated revenues of $99.2 million, $72.6 million and $93.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. TechneLite represented approximately 33%, 25% and 31% of our revenues in 2016, 2015 and 2014, respectively.

Xenon Xe 133 Gas

Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image cerebral blood flow. Our Xenon is manufactured by a third party as a bi-product of Moly production and is processed and finished by us. We are currently the leading provider of Xenon in the U.S. During the years ended December 31, 2016, 2015 and 2014, Xenon Xe 133 Gas represented approximately 10%, 17% and 12% of our revenues, respectively.

Other Commercial Products

In addition to the products listed above, our portfolio of commercial products also includes important imaging agents in specific segments, which provide a stable base of recurring revenue. Most of these products have a favorable industry position as a result of our substantial infrastructure investment, specialized workforce, technical know-how and supplier and customer relationships.

•	Neurolite is an injectable, technetium-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke. We launched Neurolite in 1995.

•	Cardiolite, also known by its generic name sestamibi, is an injectable, technetium-labeled imaging agent used in MPI procedures to assess blood flow to the muscle of the heart using SPECT. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues.

•	Thallium Tl 201 is an injectable radiopharmaceutical imaging agent used in MPI studies to detect cardiovascular disease. We have marketed Thallium since 1977 and manufacture the agent using cyclotron technology.

•	FDG is an injectable, fluorine-18-radiolabeled imaging agent used with PET technology to identify and characterize tumors in patients undergoing oncologic diagnostic procedures. We manufacture and distribute FDG from our Puerto Rico radiopharmacy.

•	Gallium Ga 67 is an injectable radiopharmaceutical imaging agent used to detect certain infections and cancerous tumors, especially lymphoma. We manufacture Gallium using cyclotron technology.

•	Quadramet, our only therapeutic product, is an injectable radiopharmaceutical used to treat severe bone pain associated with metastatic bone lesions. We serve as the direct manufacturer and supplier of Quadramet in the U.S.

For consolidated revenues and other consolidated financial information for our U.S. and International segments, see Footnote 18, “Segment Information” to our accompanying consolidated financial statements.

Distribution, Marketing and Sales

The following table sets forth certain key market information for each of our commercial products:

Product	Currently Marketed	Regulatory Approval, but Not Currently Marketed
DEFINITY	United States, Canada, Australia, South Korea, New Zealand, United Kingdom, Netherlands, Germany	Europe(1), Israel, India(2), Singapore, Mexico

TechneLite	United States, Canada, Caribbean Islands, Colombia, Costa Rica, Taiwan	South Korea, Mexico, Panama, Australia

Xenon Xe 133 Gas	United States, Taiwan	Canada

Cardiolite	United States, Canada, Cost Rica, Israel, Japan, South Korea, Taiwan, Thailand, Australia, New Zealand, Hong Kong, Panama, Philippines	Colombia, Mexico

Neurolite	United States, Canada, Costa Rica, Japan, Hong Kong, Philippines, Australia, New Zealand, Taiwan, Thailand, Europe(3)	South Korea, Taiwan, Mexico, Europe(4)

Thallium Tl 201	United States, Canada, Australia, South Korea, Pakistan, Panama, Taiwan	New Zealand

Gallium Ga67	United States, Canada, Colombia, Mexico, Pakistan, Australia, Costa Rica, South Korea, Panama, Taiwan, New Zealand	None

FDG	Puerto Rico	None

Quadramet	United States	None

(1)	Other than the United Kingdom, Netherlands, Germany and Austria.
(2)	JHS is pending approval in India.
(3)	Excluding Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Italy, Luxembourg, Norway, Slovenia, Spain and Sweden.
(4)	JHS has regulatory approval pending for Neurolite in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Italy, Luxembourg, Norway, Slovenia, Spain and Sweden.

In the U.S. and Canada, we sell DEFINITY through our sales team of 78 employees that call on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks.

Our radiopharmaceutical products are sold in the U.S. through a small nuclear products sales team, primarily to radiopharmacies. We sell a majority of our radiopharmaceutical products in the U.S. to four radiopharmacy groups—namely Cardinal, UPPI, GE Healthcare and Triad. Our contractual distribution and other arrangements with these radiopharmacy groups are as follows:

•	Cardinal maintains approximately 131 radiopharmacies that are typically located in large, densely populated urban areas in the U.S. We estimate that Cardinal’s radiopharmacies distributed approximately 44% of the aggregate U.S. SPECT doses sold in the first half of 2016 (the latest information currently available to us). Our written supply agreement with Cardinal relating to TechneLite, Xenon, Neurolite and other products expires on December 31, 2017. The agreement specifies pricing levels and requirements to purchase minimum shares of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

•	UPPI is a cooperative purchasing group (roughly analogous to a group purchasing organization) of approximately 77 independently owned or smaller chain radiopharmacies located in the U.S. UPPI’s radiopharmacies are typically broadly dispersed geographically, with some urban presence and a substantial number of radiopharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies, together with an additional 36 unaffiliated, independent radiopharmacies, distributed approximately 26% of the aggregate U.S. SPECT doses sold in the first half of 2016. We currently have an agreement with UPPI for the distribution of TechneLite, Xenon and certain other products to radiopharmacies or families of radiopharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement expires on December 31, 2019.

•	GE Healthcare maintains 31 radiopharmacies in the U.S. that purchase our TechneLite generators. We estimate that GE Healthcare distributed approximately 11% of the aggregate U.S. SPECT doses sold in the first half of 2016. We currently have an agreement with GE Healthcare for the distribution of TechneLite, Xenon and other products. The agreement provides that GE Healthcare will purchase a minimum percentage of TechneLite generators as well as certain other products from us. Our agreement, which expires on December 31, 2017, may be terminated by either party on six months’ written notice relating to the other products. Our agreement also allows for termination upon the occurrence of specified events including a material breach by either party, bankruptcy by either party or force majeure events.

•	Triad maintains approximately 56 radiopharmacies in the U.S. that purchase a range of our products. We estimate that Triad distributed approximately 10% of the aggregate U.S. SPECT doses sold in the first half of 2016. In June 2015, we entered into a new contract with Triad for the distribution of Xenon, Neurolite and Cardiolite products and, beginning in 2016, TechneLite generators. The agreement specifies pricing levels and requires Triad to purchase minimum volumes of certain products from the Company. The agreement expires on December 31, 2017 and may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

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

In Europe, Australia, Asia Pacific and Latin America, we utilize third party distributor relationships to market, sell and distribute our products, either on a country-by-country basis or on a multi-country regional basis.

In March 2012, we entered into a development and distribution arrangement for DEFINITY in China, Hong Kong and Macau with Double-Crane Pharmaceutical Company (“Double-Crane”). Double-Crane is currently pursuing the Chinese regulatory approval required to commercialize DEFINITY. There are three milestones in the regulatory approval process to commercialize DEFINITY in China:

•	First, submission of a Clinical Trial Application which seeks Import Drug License approval. Double-Crane submitted the Clinical Trial Application to the Chinese Food and Drug Administration (“CFDA”), in June 2013. The CFDA accepted the Clinical Trial Application for review in July 2013.

•	Second, approval of the Clinical Trial Application, at which point Double-Crane can commence three small confirmatory clinical trials—one for abdominal (liver and kidney), one for cardiac and the third a pharmacokinetic study. The CFDA approved the Clinical Trial Application in February 2016.

•	Third, approval of the Import Drug License. If the regulatory process, including the clinical trials, is successful, we currently estimate the timing for approval of DEFINITY in China could be as soon as 2018.

We believe that international markets, particularly China, represent significant growth opportunities for our products. The Double-Crane distribution agreement did not have a meaningful impact our revenues during the years ended December 31, 2016 or 2015.

As of December 31, 2015, we sold our products (and others) directly to end users through four radiopharmacies that we either owned or operated in Canada, the two radiopharmacies we operated in Australia and the one radiopharmacy we own and operate in Puerto Rico. Currently in Canada, we sell our products through our Isologic Supply Agreement, which we entered into in connection with the sale of our Canadian radiopharmacies in January 2016. We also sell our products directly to hospitals with in-house radiopharmacy capabilities. In Australia, we sell our products through our GMS Supply Agreement, which we entered into in connection with the sale of our Australian subsidiary in August 2016.

In Puerto Rico, we own and operate one of two radiopharmacies on the island and sell our own products as well as products of third parties to end-users.

Seasonality

Our business has modest seasonality as patients may seek to schedule diagnostic imaging procedures less frequently during the summer vacation months and over the year-end holidays.

Customers

Total revenues from customers that accounted for 10% or more of our total consolidated revenues are as follows:

	Year Ended December 31,
	2016	2015	2014
Cardinal	10.3%	11.3%	18.0%
UPPI	11.4%	11.9%	11.1%

Backlog

Our backlog consists of orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers at any time with the exception of TechneLite orders. For TechneLite, customers must provide us with four weeks advanced notice to cancel an order. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenues at any given period.

Competition

We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies, such as our efficient manufacturing processes, our established distribution network, our experienced field sales organization and our customer service focus, are important factors that distinguish us from our competitors.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources. These competitors currently include IBAM, GE Healthcare, Bayer AG (“Bayer”), Bracco and DRAXIS Specialty Pharmaceuticals Inc. (an affiliate of JHS, or “Draxis”) as well as other competitors. We cannot anticipate their competitive actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their current patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.

Raw Materials and Supply Relationships

We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. Our most important and widely used raw material is Moly. For the year ended December 31, 2016, our largest suppliers of raw materials and supplies were NTP Radioisotopes (“NTP”), acting for itself and on behalf of ANSTO, and Nordion, accounting for approximately 15% and 14%, respectively, of our total purchases.

Molybdenum-99

Our TechneLite, Cardiolite and Neurolite products all rely on Moly, the radioisotope which is produced by bombarding uranium with neutrons in research reactors. Moly is the most common radioisotope used for medical diagnostic imaging purposes. With a 66-hour half-life, Moly decays into among other things technetium-99m, (Tc-99m), another radioisotope with a half-life of six hours. Tc-99m is the isotope that is attached to radiopharmaceuticals, including our own Cardiolite and Neurolite, during the labeling process.

We currently purchase finished Moly from three of the four main processing sites in the world, namely, NTP in South Africa; ANSTO in Australia; and Institute for Radioelements (“IRE”) in Belgium. These processing sites are, in turn, supplied by five of the six main Moly-producing reactors in the world, namely, SAFARI in South Africa; OPAL in Australia; BR2 in Belgium; LVR-15 in the Czech Republic; and High Flux Reactor (“HFR”) in The Netherlands.

Historically, our largest supplier of Moly was Nordion, which relied on the NRU reactor in Canada for its supply of Moly. Our agreement with Nordion expired on October 31, 2016, and from November 2016, the NRU reactor transitioned from providing regular supply of medical isotopes to providing only emergency back-up supply of HEU based Moly through March 2018.

Our agreement with NTP includes their partner, ANSTO. ANSTO has significantly increased its Moly production capacity from its existing facility in August 2016 and has a new Moly processing facility under construction, in cooperation with NTP, that ANSTO believes will expand its production capacity up to approximately 3,500 six-day Curies/week, which is expected to be in commercial operation in the first half of 2018. The agreement allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party or force majeure events. Additionally, we have the ability to terminate the agreement with six months’ written notice prior to the expiration of the agreement. The agreement expires on December 31, 2017.

In March 2013, we entered into a similar agreement with IRE (the “IRE Agreement”). IRE previously supplied us as a subcontractor under the agreement with NTP/ANSTO. Similar to the agreement with NTP/ANSTO, the IRE Agreement contains minimum percentage volume requirements. The IRE Agreement also requires IRE to provide certain favorable allocations of Moly during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Moly derived from LEU targets upon IRE’s completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party or force majeure events. The IRE Agreement expires on December 31, 2017.

In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. This new ANSTO and IRE production capacity is expected to replace and exceed the NRU’s most recent routine production. The NTP/ANSTO agreement contains minimum percentage volume requirements and provides for the increased supply of Moly derived from LEU targets from NTP and ANSTO.

To further augment and diversify our current supply, we are pursuing additional sources of Moly from potential new producers around the world that seek to produce Moly with existing or new reactors or technologies. For example, in November 2014, we entered into a strategic agreement with SHINE Medical Technologies, Inc. (“SHINE”), a Wisconsin-based company, for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals. See Part I, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, with the required timeframe, or at all, which could result in order cancellations and decreased revenues.”

Xenon

Historically, Nordion was our sole supplier of Xenon, and a principal supplier on a global basis, of Xenon, which is captured as a by-product of the Moly production process. Our agreement with Nordion expired on October 31, 2016. In January 2015, we entered into a new strategic agreement with IRE for the future supply of Xenon. We are now receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers at our North Billerica, Massachusetts manufacturing facility. Until we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider. See Part I, Item 1A. “Risk Factors—We face potential supply and demand challenges for Xenon.”

Other Materials

We have additional supply arrangements for APIs, excipients, packaging materials and other materials and components, none of which are exclusive, but a number of which are sole source, and all of which we currently believe are either in good standing or replaceable without any material disruption to our business.

Manufacturing

We maintain manufacturing operations at our North Billerica, Massachusetts facility. We manufacture TechneLite on a highly automated production line and Thallium and Gallium using our cyclotron technology, and we process and finish Xenon and Quadramet using our hot cell infrastructure. We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. We believe that our substantial capital investments in our highly automated generator production line, our cyclotrons and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials and operations in the FDA regulated environment create significant and sustainable competitive advantages for us.

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

Manufacturing and Supply Arrangements

We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:

•	DEFINITY—In February 2012, we entered into a Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY. Under the agreement, JHS manufactures DEFINITY for us for an initial term of five years. In September 2016, we extended the agreement through January 2022, including a commitment by JHS to provide us 100% of our DEFINITY volume until July 2018. We have the right to extend the agreement with automatic renewals for additional one-year periods thereafter. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for DEFINITY with JHS.

On November 12, 2013, we entered into a Manufacturing and Supply Agreement with Pharmalucence to manufacture and supply DEFINITY. Our technology transfer activities with Pharmalucence have been repeatedly delayed, and we are now in the process of negotiating an exit to that arrangement. On May 3, 2016, we entered into a Manufacturing and Supply Agreement with SBL to perform technology transfer and process development services to manufacture and supply our next generation DEFINITY product. There are no minimum purchase requirements under this agreement, which has an initial term of five years from the date of first commercial sale and is renewable at our option for an additional five years. This agreement allows for termination upon the occurrence of certain events, including material breach or bankruptcy of either party. We cannot give any assurances as to when that technology transfer will be completed and when we will actually receive supply of next generation DEFINITY product from SBL. Based on our current projections, we believe that we will have sufficient supply of DEFINITY from JHS to meet expected demand.

•

Cardiolite—For the past several years, we have relied on Bristol-Myers Squibb Company’s (“BMS”), Manati, Puerto Rico site for the manufacture of our Cardiolite supply. This relationship ended on December 31, 2015 following the completion of a terminal inventory build for our Cardiolite product. We also entered into a Manufacturing and Supply Agreement, effective as of May 3, 2012, with JHS for the manufacture of Cardiolite products. In the third quarter of 2016, we completed the technology transfer process and received FDA approval to manufacture Cardiolite at JHS. Under the agreement, JHS has agreed to manufacture products for an initial term of five years from the effective date. We have the right to extend the agreement for an additional five-year period, with automatic renewals for additional one-year periods thereafter. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement requires us to place orders for a minimum percentage of our requirements for Cardiolite products with JHS during such term. Based on our current projections, we believe that we will have sufficient Cardiolite products supply to meet expected demand.

•	Neurolite—We entered into a Manufacturing and Supply Agreement, effective as of May 3, 2012, with JHS for the manufacture of Neurolite, and in January 2015, the FDA granted approval to manufacture Neurolite at JHS. Under the agreement, JHS has agreed to manufacture Neurolite for an initial term of five years from the effective date. We have the contractual right to extend the agreement for an additional five-year period, with automatic renewals for additional one-year periods thereafter. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for Neurolite during such term. Based on our current projections, we believe that we will have sufficient supply of Neurolite from JHS to meet expected demand.

Although we are pursuing new manufacturing relationships to establish and secure additional long-term or alternative suppliers as described above, we are uncertain of the timing as to when these arrangements could provide meaningful quantities of product. See Part I, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues,” Part I, Item 1A. “Risk Factors—Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and sales, unexpected expenses and loss of market share” and Part I, Item 1A. “Risk Factors—Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.”

PET Manufacturing Facilities

If either one of our clinical-stage PET cardiac imaging agents - flurpiridaz F 18 and 18F LMI 1195 - are ultimately successful in clinical trials, a new manufacturing model will be required in which chemical ingredients of the imaging agent are provided to PET radiopharmacies that have fluorine-18 radioisotope-producing cyclotrons on premises. The radiopharmacies will combine these chemical ingredients with fluorine-18 they manufactured in specially designed chemistry synthesis boxes to generate the final radiopharmaceutical imaging agent. Radiopharmacists will be able to prepare and dispense patient-specific doses from the final product. However, because each of these PET radiopharmacies will be deemed by the FDA to be a separate manufacturing site for the relevant agent, each of the radiopharmacies will have to be included in the agent’s New Drug Application (“NDA”) and subsequent FDA filings. As a result, there will be quality and oversight responsibilities of the PET radiopharmacies associated with the NDA, unlike the current relationship we have with our nuclear imaging agent distributors that operate radiopharmacies. See “Research and Development—Flurpiridaz F 18 Phase 3 Program and—18F LMI 1195—Cardiac Neuronal Imaging Agent.”

Research and Development

For the years ended December 31, 2016, 2015 and 2014, we invested $12.2 million, $14.4 million and $13.7 million in research and development (“R&D”), respectively. Our R&D team includes our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the receipt of reports relating to product quality or adverse events. We have developed a pipeline of three potential cardiovascular imaging agents which were discovered and developed in-house and which are protected by patents and patent applications we own in the U.S. and numerous foreign jurisdictions.

In March 2013, we began to implement a strategic shift in how we fund our important R&D programs, reducing our internal R&D resources. On February 21, 2017, we announced entering into a term sheet with

GE Healthcare relating to the continued development and commercialization of flurpiridaz F 18. In the future, we may also seek to engage strategic partners for our 18F LMI 1195 and LMI 1174 programs. See Part I, Item 1A. “Risk Factors—We may not be able to further develop or commercialize our agents in development without successful strategic partners.”

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

Flurpiridaz F 18 Clinical Overview

We submitted an Investigational New Drug Application (“IND”) for flurpiridaz F 18 to the FDA in August 2006. Our clinical program to date has consisted of three Phase 1 studies, a Phase 2 clinical trial, conducted from 2007 to 2010, involving 176 subjects who received PET MPI performed with flurpiridaz F 18 and completed the trial, and a Phase 3 clinical trial conducted from 2011 to 2013 involving 755 subjects who received PET MPI procedures with flurpiridaz F 18, completed the trial and were included in the efficacy analysis.

Flurpiridaz F 18 Phase 3 Program

To date, our Phase 3 program for flurpiridaz F 18 has included a phase 3 trial (“301 Trial”), which was an open-label, multicenter, international study with 755 subjects with known or suspected coronary artery disease (“CAD”) and scheduled for coronary angiography and SPECT imaging who completed the trial and were included in the efficacy analysis. Subjects underwent flurpiridaz F 18 PET MPI and SPECT MPI studies with coronary angiography used as the truth standard for each. The study then compared MPI imaging using flurpiridaz F 18 versus SPECT imaging with primary endpoints of superiority for sensitivity (identifying disease) and non-inferiority for specificity (ruling out disease).

In March 2011, we obtained agreement from the FDA on a Special Protocol Assessment (“SPA”) for our 301 Trial. See “—Regulatory Matters—Food and Drug Laws” below. In June 2011, we enrolled our first patient, and we completed patient enrollment in the third quarter of 2013.

In the fourth quarter of 2013, we announced preliminary results from the 301 Trial. Flurpiridaz F 18 appeared to be well-tolerated from a safety perspective and outperformed SPECT imaging in a highly statistically significant manner on sensitivity. In addition, flurpiridaz F 18 showed statistically significant improvements in image quality and diagnostic certainty in comparison to SPECT imaging. However, flurpiridaz F 18 did not meet the co-primary endpoint of non-inferiority for specificity.

In the fourth quarter of 2014, we completed a re-read of the 301 Trial results, and in May 2015, we announced the complete results from the 301 Trial. PET MPI with flurpiridaz F 18 consistently showed a balanced performance in sensitivity and specificity, when compared to coronary angiography, while SPECT imaging results were skewed with low sensitivity and high specificity when compared to coronary angiography. When the flurpiridaz F 18 imaging results were compared to the SPECT imaging results, flurpiridaz F 18 imaging substantially outperformed SPECT imaging in sensitivity but did not meet the non-inferiority endpoint in specificity, implying a substantial and unexpected under-diagnosis of CAD with SPECT imaging in the trial.

In subgroup analyses, the risk-benefit profile of flurpiridaz F 18 appeared to be favorable in women, obese patients and patients with multi-vessel disease. A significantly higher percentage of images were rated as either excellent or good with flurpiridaz F 18 imaging as compared to SPECT imaging, leading to a greater diagnostic certainty of interpretation. Importantly, radiation exposure associated with flurpiridaz F 18 imaging was reduced to approximately 50% of SPECT imaging. In addition, no drug-related serious adverse events were observed.

Based on these results, we have redesigned the protocol for our second Phase 3 trial with different primary endpoints. On March 13, 2015, the FDA granted us an SPA in connection with the new trial. See Part I, Item 1A. “Risk Factors—The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.”

Proposed GE Healthcare Transaction

On February 21, 2017, we announced entering into a term sheet with GE Healthcare relating to the continued development and worldwide commercialization of flurpiridaz F 18. Under the proposed transaction, GE Healthcare would fund the second Phase III flurpiridaz F 18 clinical study, worldwide regulatory approvals and its worldwide launch and commercialization, with us collaborating in both development and commercialization through a joint steering committee. We would also maintain the option to co-promote the agent in the U.S. GE Healthcare’s development plan would focus on obtaining regulatory approval in the U.S., Japan, Europe and Canada. We would receive a $5 million upfront cash payment and, if successful, up to $60 million in regulatory and sales milestones payments, plus tiered double-digit royalties on U.S. sales and mid-single-digit royalties on sales outside of the U.S. Subject to satisfactory due diligence and necessary approvals, we anticipate entering into a definitive agreement for the proposed transaction in the second quarter of 2017. However, there is no assurance that we will enter into a definitive agreement on these terms or at all. See Part I, Item 1A. “Risk Factors—We may not be able to further develop or commercialize our agents in development without successful strategic partners.”

18F LMI 1195—Cardiac Neuronal Imaging Agent

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

Heart failure is a major public health problem in North America, associated with high morbidity and mortality, frequent hospitalizations and a major cost burden on the community. In the U.S. alone, there are over five million patients living with congestive heart failure, and over a half million new diagnoses each year.

Mortality for this condition is around 50% within five years of diagnosis. Expensive therapies for heart failure are often utilized without effective predictors of patient response. Costly device therapies (for example, implantable cardiac defibrillators (“ICDs”), and cardiac resynchronization therapy) are often used, although they sometimes do not provide any benefits or are activated in only a minority of recipients. Conversely, heart failure clinical practice guidelines currently preclude the use of device therapy in many patients who might benefit. Thus, a key opportunity is to better match patients to treatment based on the identification of the underlying molecular status of disease progression.

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

We have completed a Phase 1 study of 18F LMI 1195 using PET imaging. 12 normal subjects were injected intravenously with approximately six millicuries of 18F LMI 1195, imaged sequentially for a period of approximately five hours and monitored closely to observe any potential adverse events. Excellent quality images were obtained, and the radiation dose to the subjects was found to be well within acceptable limits. Blood radioactivity cleared quickly and lung activity was low throughout the study. The agent appeared to have a favorable safety profile. We are currently working closely with independent investigators in the U.S., Canada and Europe to develop additional clinical data which may allow us to enter into pivotal clinical trials.

LMI 1174—Vascular Remodeling Imaging Agent

We have developed LMI 1174, an internally discovered gadolinium-based magnetic resonance imaging (“MRI”) agent targeted to elastin in the arterial walls and atherosclerotic plaque. We believe that this agent could allow assessment of plaque location, burden, type of arterial wall remodeling and, as a result, the potential for a vascular event, which, in turn, could lead to heart attack or stroke.

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

In our preclinical work, we have identified a series of low molecular weight molecules that bind to elastin and final optimization is ongoing. Our lead molecule, LMI 1174, has been used to demonstrate utility in a number of different animal models. We are currently working closely with investigators in the U.S. and Europe to develop additional preclinical data which may allow us to enter into clinical trials.

Intellectual Property

Patents, trademarks and other intellectual property rights, both in the U.S. and foreign countries, are very important to our business. We also rely on trade secrets, manufacturing know-how, technological innovations and licensing agreements to maintain and improve our competitive position. We review third party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the U.S., which could make it easier for competitors to capture market position in those countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue. See Part I, Item 1A. “Risk Factors—If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline.”

Trademarks, Service Marks and Trade Names

We own various trademarks, service marks and trade names, including DEFINITY, TechneLite, Cardiolite, Neurolite, Vialmix, Quadramet (U.S. only) and Lantheus Medical Imaging. We have registered these trademarks, as well as others, in the U.S. and numerous foreign jurisdictions.

Patents

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the U.S., we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our international business. We also rely upon trade secrets and contracts to protect our proprietary information. As of January 31, 2017, our patent portfolio included a total of 34 issued U.S. patents, 205 issued foreign patents, 23 pending patent applications in the U.S. and 161 pending foreign applications. These patents and patent applications include claims covering the composition of matter and methods of use for all of our preclinical and clinical stage agents.

Our patents cover many of our commercial products, and our current patent protection is generally in the U.S., Canada, Mexico, most of Western Europe, various markets in Asia, and Brazil. For DEFINITY, we hold a number of different compositions of matter, use, formulation and manufacturing patents. In the U.S., we have a composition of matter patent expiring in 2019 and a manufacturing patent expiring in 2021. Outside of the U.S., we have patent or regulatory extension protection in Canada, Europe and parts of Asia until 2019. We also have an active next generation development program for this agent. TechneLite currently has patent protection in the U.S. and various foreign countries on certain component technology expiring in 2029. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. Neither Cardiolite nor Neurolite is covered any longer by patent protection in either the U.S. or the rest of the world. Xenon, Thallium and Gallium have no patent protection; however, we are pursuing patent protections for an improved container for Xenon.

We have numerous patents and patent applications relating to our clinical development pipeline. We have patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing of flurpiridaz F 18, including in the U.S. a composition patent expiring in 2026, a method of use patent expiring in 2028 and a method of manufacturing patent expiring in 2031, in the absence of any regulatory extension, and various patent applications, one of which, if granted, will expire in 2033. We also have patents and patent applications in numerous jurisdictions covering composition, use, and manufacture of 18F LMI 1195, our cardiac neuronal imaging agent, including in the U.S. a composition patent expiring in 2030 in the absence of any regulatory extension, and patent applications which, if granted, will expire in 2027 and in 2031 in the absence of any patent term adjustment or regulatory extensions. Additionally, we have patents and patent applications in numerous jurisdictions covering composition, use and manufacture of LMI 1174, our vascular remodeling imaging agent, including in the U.S. a composition and method of use patent expiring in 2031 in the absence of any regulatory extension, and patent applications which, if granted, will expire in 2029 and 2030 in the absence of any patent term adjustment or regulatory extensions.

In addition to patents, we rely where necessary upon unpatented trade secrets and know-how, proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other proprietary information, and we cannot provide assurances that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information. We may not have adequate monitoring abilities to discover, or adequate remedies for, any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Regulatory Matters

Food and Drug Laws

The development, manufacture and commercialization of our agents and products are subject to comprehensive governmental regulation both within and outside the U.S. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These factors include governmental regulation, such as detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, import and export, record keeping and storage and disposal practices, together with various post-marketing requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale as well as other civil or criminal sanctions.

Our activities related to the development, manufacture, packaging or repackaging of our pharmaceutical and medical device products subject us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of the FDA, the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Health and Human Services (“HHS”), Health Canada, the European Medicines Agency (“EMA”), the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”), the CFDA and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies, as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The FDA and various state regulatory authorities regulate the research, testing, manufacture, safety, labeling, storage, recordkeeping, premarket approval, marketing, advertising and promotion, import and export and sales and distribution of pharmaceutical products in the U.S. Prior to marketing a pharmaceutical product, we must first receive FDA approval. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Currently, the process required by the FDA before a drug product may be marketed in the U.S. generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	Submission to the FDA of an IND which must become effective before human clinical studies may begin;

•	Performance of adequate and well-controlled human clinical studies according to Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;

•	Submission to the FDA of an NDA for a new drug;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) regulations; and

•	FDA review and approval of the NDA.

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

Once the IND becomes effective, the clinical trial program may begin. Each new clinical trial protocol must be submitted to the FDA before the study may begin. Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The agent is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the agent may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with those diseases.

•	Phase 2. Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the agent for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to collect sufficient safety and effectiveness data to support the NDA for FDA approval.

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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Submissions must also be made to inform the FDA of certain changes to the clinical trial protocol. Federal law also requires the sponsor to register the trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, any institutional review board (“IRB”), serving any of the institutions participating in the clinical trial can suspend or terminate approval of a clinical study at a relevant institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the agent has been associated with unexpected serious harm to patients. Failure to register a clinical trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties.

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

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the agent. The submission of an NDA is subject to the payment of a substantial user fee, pursuant to the Prescription Drug User Fee Act (“PDUFA”), which was first enacted in 1992 to provide the FDA with additional resources to speed the review of important new medicines. A waiver of that fee may be obtained under certain limited circumstances. PDUFA expires every five years and must be reauthorized by Congress. The current version of PDUFA, the fifth reauthorization (“PDUFA V”), was renewed as Title I of the FDA Safety and Innovation Act in 2012 and is scheduled to expire in 2017. PDUFA V focuses on improving the efficiency and predictability of the review process, strengthening the agency regulatory science base and enhancing benefit-risk assessment and post-approval safety surveillance. The next reauthorization of PDUFA in 2017 may bring changes or additions to regulatory requirements for drugs and medical devices regulated under the FDCA. In December 2016, Congress enacted and President Obama signed the 21st Century Cures bill into law. That law contains a number of provisions that may change regulatory requirements for drugs and medical devices. Given its recent enactment, as well as the change in the federal Administration, it is uncertain how the law will be implemented. Therefore, it is also uncertain whether or to what extent any changes or additions to regulatory requirements authorized by the new law will have an impact on the regulation of drugs or medical devices.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess a drug product’s safety and effectiveness after NDA approval. The FDA also may impose a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of a product outweigh its risks. A REMS could add training requirements for healthcare professionals, safety communications efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. Whether a REMS would be imposed on any of our products and any resulting financial impact is uncertain at this time.

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

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, are required to submit either an NDA or Abbreviated New Drug Application (“ANDA”) in order to produce PET drugs for clinical use, or produce the drugs under an IND.

The FDA also regulates the preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, post-market adverse event reporting, import/export and advertising and promotion of any medical devices that we distribute pursuant to the FDCA and FDA’s implementing regulations. The Federal Trade Commission shares jurisdiction with the FDA over the promotion and advertising of certain medical devices. The FDA can also impose restrictions on the sale, distribution or use of medical devices at the time of their clearance or approval, or subsequent to marketing. Currently, two medical devices, both of which are manufactured by third parties which hold the product clearances, comprise only a small portion of our revenues.

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

Because our operations include nuclear pharmacies and related businesses, such as cyclotron facilities used to produce PET products used in diagnostic medical imaging, we are subject to regulation by the NRC or the departments of health of each state in which we operate and the applicable state boards of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced in compliance with cGMP requirements and U.S. Pharmacopeia requirements for PET drug compounding.

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

The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a Section 505(b)(1) NDA for a new drug that is a new chemical entity, meaning that the FDA has not previously approved any other new drug containing any same active moiety, then the Hatch-Waxman Act prohibits the submission or approval of an ANDA or a Section 505(b)(2)

NDA for a period of five years from the date of approval of the NDA, except that the FDA may accept an application for review after four years under certain circumstances. The Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or Section 505(b)(2) NDA, for any drug, but the competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder’s patent claims. The Hatch-Waxman Act provides for a three-year period of exclusivity for an NDA for a new drug containing an active moiety that was previously approved by the FDA, but also includes new clinical data (other than bioavailability and bioequivalence studies) to support an innovation over the previously approved drug and those studies were conducted or sponsored by the applicant and were essential to approval of the application. This three-year exclusivity period does not prohibit the FDA from accepting an application from a third party for a drug with that same innovation, but it does prohibit the FDA from approving that application for the three-year period. The three-year exclusivity does not prohibit the FDA, with limited exceptions, from approving generic drugs containing the same active ingredient but without the new innovation.

Healthcare Reform and Other Laws Affecting Payment

We operate in a highly-regulated industry. The U.S. and state governments continue to propose and pass legislation that may affect the availability and cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Healthcare Reform Act, substantially changes the way in which healthcare is financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage and reimbursement of drug products and the medical imaging procedures in which our drug products are used. Key provisions include the following:

•	Significantly increasing the presumed utilization rate for imaging equipment costing $1 million or more in the physician office and free-standing imaging facility setting which reduces the Medicare per procedure medical imaging reimbursement; subsequent legislation further increased the presumed utilization rate effective January 1, 2014;

•	Increasing drug rebates paid to state Medicaid programs under the Medicaid Drug Rebate Program for brand name prescription drugs and extending those rebates to Medicaid managed care organizations;

•	Imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell brand name prescription drugs to specified federal government programs; and

•	Imposing an excise tax on the sale of taxable medical device, to be paid by the entity that manufactures or imports the device: (which tax applied to applicable sales made from January 1, 2013 through December 31, 2015, but is currently suspended for 2016 and 2017).

The Healthcare Reform Act also establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending by proposing changes to Medicare payments if expenditures exceed certain targets. A proposal made by the IPAB must be implemented by CMS, unless Congress adopts a proposal that achieves the necessary savings. IPAB proposals may impact payments for physician and free-standing imaging services beginning in 2015 and for hospital services beginning in 2020. The threshold for triggering IPAB proposals has not been reached through 2016, so no adjustments will be made under the IPAB until 2019 (at the earliest).

The Healthcare Reform Act also amended the federal self-referral laws, requiring referring physicians to inform patients under certain circumstances that the patients may obtain services, including MRI, computed tomography (“CT”), PET and certain other diagnostic imaging services, from a provider other than that physician, another physician in his or her group practice, or another individual under direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers who furnish those services in the area in which the patient resides. These new requirements could have the effect of shifting where certain diagnostic medical imaging procedures are performed.

The Healthcare Reform Act has been subject to political and judicial challenges. In 2012, the U.S. Supreme Court considered the constitutionality of certain provisions of the law. The U.S. Supreme Court upheld as constitutional the mandate for individuals to obtain health insurance, but held the provision allowing the federal government to withhold certain Medicaid funds to states that do not expand state Medicaid programs unconstitutional. Therefore, not all states have expanded their Medicaid programs under the Healthcare Reform Act. Political and judicial challenges to the law have continued in the wake of the Court’s ruling.

Modification to or repeal of all or certain provisions of the Healthcare Reform Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal False Claims Act (“FCA”). Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $50,000 per violation and three times the amount of the unlawful remuneration. In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $10,781 to $21,563 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). The Healthcare Reform Act requires manufacturers to submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Recent scrutiny of pharmaceutical pricing practices by certain companies may lead to changes in laws that currently allow substantial flexibility in pricing decisions by pharmaceutical manufacturers. Such changes could occur at the federal level or state level and may be adopted by statute, rule, or sub-regulatory policies. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Other Healthcare Laws

Our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations (“HITECH”) which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates.

Laws Relating to Foreign Trade

We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

Those laws also include the U.K. Bribery Act (“Bribery Act”) which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

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

Health and Safety Laws

We are also subject to various federal, state and local laws, regulations and recommendations, both in the U.S. and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the U.S. and in other jurisdictions in which we operate. Our operations, like those of other medical product companies, involve the transport, use, handling, storage, exposure to and disposal of materials and wastes regulated under environmental laws, including hazardous and radioactive materials and wastes. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations. See Part I, Item 1A. “Risk Factors—We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.”

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

We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in San Juan, Puerto Rico. As of December 31, 2016, we currently estimate the D&D cost to be approximately $26.9 million. As of December 31, 2016 and 2015, we have a liability recorded associated with the fair value of the asset retirement obligations of approximately $9.4 million and $8.1 million, respectively. We have recorded accretion expense of $0.9 million, $0.7 million and $0.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits.

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

Employees

As of January 31, 2017, we had 465 employees, of which 421 were located in the U.S. and 44 were located internationally, and approximately 78 contractors. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.

Corporate History

Founded in 1956 as New England Nuclear Corporation, our medical imaging diagnostic business was purchased by E.I. du Pont de Nemours and Company (“DuPont”) in 1981. BMS subsequently acquired our diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. In January 2008, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC (collectively “Avista”) formed Lantheus Holdings and its subsidiary, Lantheus Intermediate, and, through Lantheus Intermediate, acquired our medical imaging business from BMS. On June 30, 2015, the Company completed an initial public offering (“IPO”) of its common stock. Immediately prior to the consummation of the Company’s IPO, Lantheus MI Intermediate merged with and into Lantheus Holdings, Inc., which was the survivor of the merger. The Company’s common stock is now traded on the NASDAQ Global Market under the symbol “LNTH”.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers, including their ages as of the date of this report:

Name	Age	Position
Mary Anne Heino	57	Chief Executive Officer, President and Director
Jack Crowley	53	Chief Financial Officer and Treasurer
William Dawes	45	Vice President, Manufacturing and Operations
Michael Duffy	56	Senior Vice President, Strategy and Business Development, General Counsel and Secretary
Timothy Healey	51	Senior Vice President, Commercial
Dr. Cesare Orlandi	66	Chief Medical Officer
Dr. Simon Robinson	57	Vice President, Research and Development
Carol Walker	54	Vice President, Quality

Mary Anne Heino has served as our Chief Executive Officer and Director since August 2015. She previously served as our Chief Operating Officer, a position she held since March 2015, and our Chief Commercial Officer, a position she held since joining the Company in April 2013. Ms. Heino brings more than 25 years of diverse pharmaceutical industry experience. Prior to joining Lantheus, Ms. Heino led Angelini Labopharm LLC and Labopharm USA in the roles of President and Senior Vice President of World Wide Sales and Marketing from February 2007 to March 2012. From May 2000 until February 2007, Ms. Heino served in numerous capacities at Centocor, Inc., a Johnson & Johnson Company, including Vice President Strategic Planning and Competitive Intelligence, Vice President Sales, Executive Director Customer Relationship Management and Senior Director Immunology Marketing. Ms. Heino began her professional career with Janssen

Pharmaceutica as a Sales Representative in June 1989 and worked her way up to the role of Field Sales Director in 1999. Ms. Heino received her Master in Business Administration from New York University Stern School of Business. She earned a Bachelor of Science in Nursing from the City University of New York and a Bachelor of Science in Biology from the State University of New York at Stony Brook. Ms. Heino was chosen as a Director because of her role as President and Chief Executive Officer, which gives her an extensive understanding of our business and operations, and because of her strong commercial experience in the pharmaceutical industry.

Jack Crowley has served as our Chief Financial Officer and Treasurer since March 2016. Mr. Crowley previously served as our interim Chief Financial Officer from December 2015 to March 2016 and as our Vice President, Chief Accounting Officer from March 2015 to December 2015. Mr. Crowley held the position of Vice President, Finance from April 2013 until March 2015 and was Director, Accounting from September 2010 until April 2013. Prior to joining Lantheus, Mr. Crowley was the Assistant Corporate Controller of Biogen Idec, the Director of Accounting at Thermo Fischer Scientific and a Senior Manager in the Audit practice of PricewaterhouseCoopers LLP. Mr. Crowley holds a Master of Business Administration degree from the University of Massachusetts and a Bachelor of Science in Business Administration from Westfield State University and is a Certified Public Accountant (Massachusetts licensure, current status inactive).

William Dawes has served as our Vice President, Manufacturing and Operations since November 2010. Mr. Dawes held the position of Vice President, Manufacturing and Supply Chain from January 2008 to November 2010. From 2005 to 2008, Mr. Dawes served as General Manager, Medical Imaging Technical Operations, Interim General Manager, Medical Imaging Technical Operations and Director, Engineering and Maintenance for Bristol-Myers Squibb Medical Imaging. Mr. Dawes began his career with DuPont Merck Pharmaceuticals. He holds a Bachelor of Science degree in Engineering from Hofstra University.

Michael Duffy has served as our Senior Vice President, Strategy and Business Development since October 2015 and our Vice President, General Counsel and Secretary since January 2008. From 2002 to 2008, he served as Senior Vice President, General Counsel and Secretary of Point Therapeutics, Inc., a Boston-based biopharmaceutical company. Between 1999 and 2001, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc., a competitive local exchange carrier. From 1996 to 1999, Mr. Duffy served as Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc./Liberty Media Corporation. Mr. Duffy began his legal career with the law firm Ropes & Gray and holds law degrees from the University of Pennsylvania and Oxford University and a Bachelor of Arts degree in History of Science from Harvard College. From 2013 to 2015, Mr. Duffy also served as the Chairman of the Board of Directors of CORAR, the Council on Radionuclides and Radiopharmaceuticals, a trade association for the radiopharmaceutical industry.

Timothy Healey has served as our Senior Vice President, Commercial since November 2015. Previously, Mr. Healey spent nearly three years with Abbott Laboratories and then AbbVie, Inc., a spinoff of Abbott, as Vice President, U.S. Virology. Before joining Abbott/AbbVie, he served as Senior Vice President, Commercial Operations at AMAG Pharmaceuticals and Executive Director, CNS Marketing at Sepracor. Earlier in his career, Mr. Healey held positions at Aventis, Hoechst Marion Roussel, Marion Merrell Dow and Marion Laboratories, including sales and sales management roles. He received a Bachelor of Science from Boston College and a Master of Business Administration from Babson College, Franklin W. Olin Graduate School of Business.

Dr. Cesare Orlandi has served as our Chief Medical Officer since March 2013. Dr. Orlandi brings more than 20 years of diverse pharmaceutical industry experience. Prior to joining Lantheus, Dr. Orlandi served from January 2012 until February 2013 as Senior Vice President and Chief Medical Officer of TransTech Pharma, Inc., a clinical stage pharmaceutical company focused on discovery and development of human therapeutics. From 2007 until 2011, Dr. Orlandi served as Senior Vice President and Chief Medical Officer of Cardiokine, Inc., a specialty pharmaceutical company developing hospital products for cardiovascular indications. From 1998 until 2007, Dr. Orlandi served, among other positions, as Vice President, Global Clinical Development of Otsuka Pharmaceuticals, a large Japanese pharmaceutical company. Earlier in his career, Dr. Orlandi served in increasing roles of clinical research responsibility at Medco Research, Inc. and the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company, a predecessor organization to Lantheus, and The Upjohn Company. Dr. Orlandi received his medical degree from the University of Pavia Medical School in Pavia, Italy. He is currently an Adjunct Assistant Professor of Medicine at Tufts University School of Medicine in Boston, Massachusetts, and he is a founding member of the American Society of Nuclear Cardiology and a Fellow of the American College of Cardiology, the European Society of Cardiology and the American Society of Nuclear Cardiology.

Dr. Simon Robinson has served as our Vice President, Research and Pharmaceutical Development, a position he has held since February 2010. Dr. Robinson was our Senior Director, Discovery Research from 2008 to 2010 and our Director, Discovery Biology and Veterinary Sciences from 2001 to 2008. Prior to joining us, he held research positions at Bristol-Myers Squibb, Sphinx Pharmaceuticals, BASF and DuPont Pharmaceuticals. He holds a Ph.D. and Bachelor of Science Pharmacology from the University of Leeds, England and did post-doctoral training at the University of Wisconsin Clinical Cancer Center.

Carol Walker has served as our Vice President, Quality since February 2015. Ms. Walker brings more than 30 years of industry experience in quality and medical technology primarily in the medical device area. Prior to joining Lantheus, Ms. Walker served as Vice President of Quality for Intelligent Medical Devices, Inc. from 2012 to 2015. Previously she held a number of successive Quality management roles at Siemens Healthcare Diagnostics (formerly Bayer Healthcare Diagnostics), including Vice President, Quality Assurance from 2007 to 2011 and Director, Quality Assurance from 2001 to 2007. Ms. Walker received a Bachelor of Science degree in Medical Technology from the Rochester Institute of Technology.

Available information

The Company maintains a global internet site at www.lantheus.com. The Company makes available for free on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov in a document, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our outstanding notes to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.

We obtain a substantial portion of our products from third party manufacturers and suppliers. We rely on JHS as our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials. Our technology transfer activities with Pharmalucence for the manufacture and supply of DEFINITY have been repeatedly delayed, and we are now in the process of negotiating an exit to that arrangement. We currently have additional on-going technology transfer activities for our next generation DEFINITY product with SBL, but we cannot give any assurances as to when that technology transfer will be completed and when we will actually receive supply of next generation DEFINITY product from SBL. Currently, our DEFINITY, Neurolite, Cardiolite, evacuation vial and saline product supplies are approved for manufacture by a single manufacturer.

Based on our current estimates, we believe that we will have sufficient supply of DEFINITY, Neurolite, Cardiolite and evacuation vials from JHS, and sufficient supply of saline from our sole manufacturer, to meet expected demand. However, we can give no assurances that JHS or our other manufacturing partner will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls. Currently, regulatory authorities in certain countries have not yet approved JHS as a manufacturer of certain of our products. Accordingly, until those regulatory approvals have been obtained, our international business, results of operations, financial condition and cash flows will continue to be adversely affected.

In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators, the evacuation vials for our TechneLite generators manufactured by JHS and the lipid blend material used in the processing of DEFINITY). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a relatively new, highly automated production line, as well as Thallium and Gallium using our older cyclotron technology and Xenon and Quadramet using our hot cell infrastructure. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.

In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. Our technology transfer activities with Pharmalucence for the manufacture and supply of DEFINITY have been repeatedly delayed, and we are now in the process of negotiating an exit to that arrangement. We currently have additional on-going technology transfer activities for our next generation DEFINITY product with SBL, but we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before those new manufacturers or sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and revenues, unexpected expenses and loss of market share.

The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA’s current cGMPs. Problems may be identified or arise during manufacturing quality review, packaging or shipment for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Those events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data.

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

A critical ingredient of TechneLite, historically our largest product by annual revenues, is Moly. We currently purchase finished Moly from three of the four main processing sites in the world, namely NTP in South Africa; ANSTO in Australia; and IRE in Belgium. These processing sites are, in turn, supplied by five of the six main Moly-producing reactors in the world, namely, OPAL in Australia; BR2 in Belgium; LVR-15 in the Czech Republic; HFR in The Netherlands; and SAFARI in South Africa.

Historically, our largest supplier of Moly was Nordion, which has relied on the NRU reactor owned by Atomic Energy of Canada Limited (“AECL”), a Crown corporation of the Government of Canada, located in Chalk River, Ontario. As a result of a decision by the Government of Canada, the NRU reactor is exiting the medical isotope business and beginning in November 2016 will provide only emergency back-up Moly supply through March 2018.

ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity by approximately 2.5 times, with commercial production planned to start in the first half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. This new ANSTO and IRE production capacity is expected to replace the NRU’s most recent routine production. While we believe this additional Moly supply now gives us the most balanced and diversified Moly supply chain in the industry, a prolonged disruption of service from only one of our Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic agreement with SHINE for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE currently estimates will occur in 2019. However, we cannot assure you that SHINE or any other possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

U.S., Canadian and international governments have encouraged the development of a number of alternative Moly production projects with existing reactors and technologies as well as new technologies. However, the Moly produced from these projects will likely not become available until at least 2018. As a result, there is a limited amount of Moly available which could limit the quantity of TechneLite that we could manufacture, sell and distribute, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.

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

With the general instability in the global supply of Moly, including supply shortages during 2009 and 2010, we have faced substantial increases in the cost of Moly in comparison to historical costs. We expect these cost increases to continue in the future as the Moly suppliers move closer to a full cost recovery business model. The Organization of Economic Cooperation and Development (“OECD”) defines full cost recovery as the identification of all of the costs of production and recovering these costs from the market. While we are generally able to pass Moly cost increases on to our customers in our customer contracts, if we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms. Of the total number of echocardiograms performed each year in the U.S., over 31.8 million in 2016, based on medical literature, a third party source estimates that 20%, or approximately 6.4 million echocardiograms in 2016, produced suboptimal images. We estimate that DEFINITY had an approximately 80% share of the U.S. market for contrast agents in echocardiography procedures as of December 2016. If we are not able to continue to grow DEFINITY sales through increased market penetration, we will not be able to grow the revenue and cash flow of the business or share the substantial overhead of the balance of our business, which could have a negative effect on our prospects.

We face potential supply and demand challenges for Xenon.

Historically, Nordion was our sole supplier, and a principal supplier on a global basis, of Xenon, which is captured as a by-product of the Moly production process. In January 2015, we entered into a strategic agreement with IRE for the supply of Xenon. We are now receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers. We believe we will have sufficient supply of Xenon to meet our customers’ needs. However, until we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider. For the year ended December 31, 2016, Xenon represented approximately 9.6% of our revenues.

Historically, several companies, including IBAM, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016 we were the only supplier of this imaging agent in the U.S. In March 2016, IBAM received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of IBAM’s offering, we believe we are at risk for volume loss and price erosion from those customers which are not subject to price or volume commitments with us.

In addition to IBAM again selling packaged Xenon in the U.S., if there is an increase in the use of other imaging modalities in place of packaged Xenon, our current sales volumes would decrease, which could have a negative effect on our business, results of operations, financial condition and cash flows.

Xenon is frequently administered as part of a ventilation scan to evaluate pulmonary function prior to a perfusion scan with microaggregated albumin (“MAA”), a technetium-based radiopharmaceutical used to evaluate blood flow to the lungs. Currently, Draxis is the sole supplier of MAA on a global basis. Since 2014, Draxis has instituted multiple and substantial price increases for MAA. The increased price of MAA, or difficulties in obtaining MAA, could decrease the frequency in which MAA is used for lung perfusion evaluation, in turn, decreasing the frequency that Xenon is used for pulmonary function evaluation, resulting in a negative effect on our business, results of operations, financial condition and cash flows.

In the U.S., we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the U.S., we rely primarily on distributors to generate a substantial portion of our revenue.

In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily Cardinal, UPPI, GE Healthcare and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. Three customers accounted for approximately 30% of our revenues in the year ended December 31, 2016, with UPPI, Cardinal, and GE Healthcare accounting for approximately 11%, 10% and 9%, respectively. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition or cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In Puerto Rico, we own and operate one of two radiopharmacies on the island and sell our own products as well as products of third parties to end users.

For all of our medical imaging products, we continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Outside of the U.S., Canada and Puerto Rico, we have no sales force and, consequently, rely on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. This is the case in both Canada and Australia, where we formerly owned or operated radiopharmacies and are now distributing products under the Isologic Agreement and the GMS Agreement, respectively. Distributors accounted for approximately 34%, 15% and 17% of International segment revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have a history of net losses and total stockholders’ deficits which may continue and which may negatively impact our ability to achieve or sustain profitability.

We have a history of net losses and cannot assure you that we will achieve or sustain profitability in the future. We incurred net losses for the years ended December 31, 2015 and 2014 of $14.7 million and $3.6 million, respectively, and as of December 31, 2016, we had a total stockholders’ deficit of $106.5 million. Although we had net income of $26.8 million for the year ended December 31, 2016, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. If we cannot improve our profitability, the value of our enterprise may decline.

We face significant competition in our business and may not be able to compete effectively.

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies with substantial financial, manufacturing, sales and marketing and logistics resources that are more diversified than ours, such as GE Healthcare, Bracco, IBAM, Bayer and Draxis, as well as other competitors. We cannot anticipate their actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development or introduction of new products that are more cost-effective or have superior performance than our current products, the introduction of generic versions when our proprietary products lose their patent protection or the new entry into a generic market in which we are already a participant. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities. Our failure to compete effectively could cause us to lose market share to our competitors and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Xenon for lung ventilation diagnosis is our third largest product by revenue. Historically, several companies, including IBAM, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016, we were the only supplier of this imaging agent in the U.S. In March 2016, IBAM received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of IBAM’s offering, we believe we are at risk for volume loss and price erosion for those customers which are not subject to price or volume commitments. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Competition for Xenon.”

Certain of our customers are highly dependent on payments from third party payors, including government sponsored programs, particularly Medicare, in the U.S. and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products (or sources provided with our products) could adversely affect our business and results of operations.

A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other requirements that may reduce demand for our products. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. For example, certain radiopharmaceuticals, when used for non-invasive imaging of the perfusion of the heart for the diagnosis and management of patients with known or suspected coronary artery disease, are currently subject to a Medicare National Coverage Determination (“NCD”). The NCD permits the coverage of such radiopharmaceuticals only when certain criteria are met. Our pipeline products, including flurpiridaz F 18, if approved, may become subject to this NCD, and may not be covered at all. If Medicare and other third party payors do not provide appropriate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third party payors continually review their coverage policies for existing and new therapies and can deny coverage for treatments that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

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

In the physician office and free-standing imaging facility setting, services provided using our products are reimbursed under the Medicare physician fee schedule and, in April 2015, new legislation changed the methodology for updating the fee schedule. The Medicare physician fee schedule is no longer subject to mandatory cuts under Medicare’s sustainable growth rate formula (which was intended to limit the increase in aggregate physician payments). Payments under the Medicare physician fee schedule are now subject to specific annual updates (0.5%) through 2019; no updates from 2020 to 2025; and, beginning in 2026, differential updates based on whether the physician participates in alternative payment models (with 0.75% updates for participants and 0.25% updates for non-participants). The legislation also adjusts the fee schedule payments, beginning in 2019, for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). Also beginning in 2019, physicians may be eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The impact of these changes cannot be determined at this time.

We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS has revised its payment policy such that the use of many of our products are not separately payable by Medicare, although new drug products are eligible for separate payment for a portion of the drug products’ costs and certain products may trigger an additional nominal payment. Specifically, since 2013, although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, CMS has had a policy to make a nominal additional payment ($10) to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2017. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators meet CMS’s definition of non-HEU, and therefore this payment is not available for doses produced by the latter category of TechneLite generators used by our customers. This payment as well as other changes to the Medicare hospital outpatient prospective payment system payment rates could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.

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

We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used. Federal legislation requires CMS to develop appropriate use criteria (“AUC”) that professionals must consult when ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS, may specify). Beginning in 2018, payment will be made to the furnishing professional for an applicable advanced diagnostic imaging service only if the claim indicates that the ordering professional consulted a qualified clinical decision support mechanism, as identified by HHS, as to whether the ordered service adheres to the applicable AUC. To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows would be adversely affected. See Part I, Item I. “Business—Regulatory Matters.”

Reforms to the U.S. healthcare system may adversely affect our business.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Healthcare Reform Act. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used and/or that could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the U.S. See Part I, Item 1. “Business—Regulatory Matters—Healthcare Reform and Other Laws Affecting Payment.” More recently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating Medicare physician fee schedule. Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2024, and a 4% reduction in payment to providers during the first half of 2025 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our results of operations.

Further, changes in payor mix and reimbursement by private third party payors may also affect our business. Rates paid by some private third party payors are based, in part, on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Reductions in the amount of reimbursement paid for diagnostic medical imaging procedures and changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs and among different types of non-government payor sources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, is uncertain. Nor is it clear whether additional legislative changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop new products.

Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.

Both before and after the approval of our products and agents in development, we, our products, development agents, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S. as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the HHS, Health Canada, the EMA, the MHRA, the CFDA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies.

Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA. We also have similar adverse event and production reporting obligations outside of the U.S., including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called “off-label use.” If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. For example, we currently rely on JHS as our sole manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials. In 2013, JHS received a warning letter from the FDA in connection with their manufacturing facility in Spokane, Washington where our products are manufactured. Although the FDA upgraded JHS’s compliance status to Voluntary Action Indicated, meaning that any issues are not of “regulatory significance” in June of 2015, if in the future the same or other issues arise, the FDA could take additional regulatory action which could limit or suspend the ability of JHS to manufacture our products or have any additional products approved at the Spokane facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations and other fraud and abuse laws and regulations. For example, in 2010, we entered into a Medicaid Drug Rebate Agreement with the federal government for some but not all of our products, and in 2016 entered into a separate Medicaid Drug Rebate Agreement for the balance of our products. These agreements require us to report certain price information to the federal government that could subject us to potential liability under the FCA, civil monetary penalties or liability under other laws and regulations in connection with the covered products as well as the products not at the time covered by the agreements. Determination of the rebate amount that we pay to state Medicaid programs for our products, as well as determination of payment amounts for some of our products under Medicare and certain other third party payers, including government payers, depends upon information reported by us to the government. In 2016, CMS published final rules on the determination and reporting of average manufacturer price and best price. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations. See Part I, Item 1. “Business—Regulatory Matters—Healthcare Fraud and Abuse Laws.”

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

We are subject to numerous domestic (federal, state and local) and foreign laws addressing fraud and abuse in the healthcare industry, including the FCA and Federal Anti-Kickback Statute, self-referral laws, the FCPA, the Bribery Act, FDA promotional restrictions, the federal disclosure (sunshine) law and state marketing and disclosure (sunshine) laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the U.S., and even alleged violations can result in the imposition of corporate integrity agreements that could severely restrict or limit our business practices. See Part I, Item 1. “Business-Regulatory Matters-Healthcare Fraud and Abuse Laws and Laws Relating to Foreign Trade.” These

laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

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

We currently have three agents in development, two of which (flurpiridaz F 18 and 18F LMI 1195) are currently in clinical development, while a third (LMI 1174) is in pre-clinical development. To obtain regulatory approval for these agents, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

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

In our flurpiridaz F 18 Phase 3 program, in the fourth quarter of 2013, we announced preliminary results from the 301 trial, which is subject to an SPA with the FDA. Although flurpiridaz F 18 appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, the agent did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. SPA agreements are not binding on the FDA and we can give no assurances that the FDA will abide by the terms of our SPA agreement. We also cannot assure any particular outcome from regulatory review of the study or the agent, that any of the data generated in the 301 trial will be sufficient to support an NDA approval, that only one additional clinical trial will have to be conducted prior to filing an NDA, or that flurpiridaz F 18 will ever be approved as a PET MPI imaging agent by the FDA. See Part I, Item 1. “Business—Regulatory Matters—Food and Drug Laws.”

We are not permitted to market our agents in development in the U.S. or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our agents in development. The NDA must include extensive nonclinical and clinical data and supporting information to establish the agent’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the agent. Markets outside of the U.S. also have requirements for approval of agents with which we must comply prior to marketing. Obtaining regulatory approval for marketing of an agent in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or agents in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.

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

We may not be able to further develop or commercialize our agents in development without successful strategic partners.

In March 2013, we began to implement a strategic shift in how we fund our important R&D programs, reducing our internal R&D resources. On February 21, 2017, we announced entering into a term sheet with GE Healthcare related to the continued development and commercialization of flurpiridaz F 18. Subject to satisfactory due diligence and necessary approvals, we anticipate entering into a definitive agreement for the proposed transaction in the second quarter of 2017. However, there is no assurance that we will enter into a definitive agreement with GE Healthcare on the proposed terms or at all. See Part I, Item 1. “Business—Research and Development—Proposed GE Healthcare Transaction”.

In the future, we may also seek to engage strategic partners for our 18F LMI 1195 and LMI 1174 programs. However, different strategic partners may have different time horizons, risk profiles, return expectations and amounts of capital to deploy, and we may not be able to negotiate relationships with potential strategic partners on acceptable terms, or at all. If we are unable to establish or maintain these strategic partnerships, we may have to limit the size or scope of, or delay, our development programs.

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

We believe that there has been heightened public and regulatory focus on radiation exposure, including the concern that repeated doses of radiation used in diagnostic imaging procedures pose the potential risk of long-term cell damage, cancer and other diseases. For example, starting in January 2012, CMS required the accreditation of facilities providing the technical component of advanced imaging services, including CT, MRI, PET and nuclear medicine, in non-hospital freestanding settings. In August 2011, The Joint Commission (an independent, not-for-profit organization that accredits and certifies more than 20,500 healthcare organizations and programs in the U.S.) issued an alert on the radiation risks of diagnostic imaging and recommended specific actions for providing “the right test and the right dose through effective processes, safe technology and a culture of safety.” Revised accreditation standards issued by The Joint Commission for diagnostic imaging took effect in July 2015.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and agents in development as well as successfully defending these patents and trade secrets against third party challenges, both in the U.S. and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property and we may not receive the same degree of protection in every jurisdiction.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	We might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we could lose our patent rights as a result;

•	We might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	It is possible that none of our pending patent applications will result in any further issued patents;

•	Our issued patents may not provide a basis for commercially viable drugs, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;

•	Our patent applications or patents may be subject to interferences, oppositions, post-grant review, reexaminations or similar administrative proceedings;

•	While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not be able to accurately predict all of the countries where patent protection will ultimately be desirable and may be precluded from doing so at a later date;

•	We may choose not to seek patent protection in certain countries where the actual cost outweighs the perceived benefit at a certain time;

•	Patents issued in foreign jurisdictions may have different scopes of coverage as our U.S. patents and so our products may not receive the same degree of protection in foreign countries as they would in the U.S.;

•	We may not develop additional proprietary technologies that are patentable; or

•	The patents of others may have an adverse effect on our business.

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

We will also rely on trade secrets and other know-how and proprietary information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose our confidential information to competitors or other third parties. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. We often rely on confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees to protect our trade secrets and other know-how and proprietary information concerning our business. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other know-how and proprietary information, and there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information, or that we can detect such an unauthorized disclosure. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of that information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making those unauthorized disclosures, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including DEFINITY, Cardiolite, TechneLite, Neurolite, Quadramet and Lantheus Medical Imaging. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Our ability to attract and retain customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S. and inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

For the years ended December 31, 2016, 2015 and 2014, we derived approximately 15%, 20% and 22% of our revenues from outside the fifty United States, respectively. We anticipate that revenue from non-U.S. operations will grow in the future from 2016 levels. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We generate significant revenue from export sales, as well as from operations conducted outside the fifty United States. During the years ended December 31, 2016, 2015 and 2014, the net impact of foreign currency changes on transactions was a loss of $0.9 million, $1.8 million and $0.3 million, respectively. Operations outside the U.S. expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, non- U.S. tax laws, shipping delays and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

With the exception of our United Kingdom subsidiary, the functional currencies of our International Segment subsidiaries are the respective local currencies of each entity. Exchange rates between some of these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge against economic exposures related to foreign currencies. During the year ended December 31, 2016, fluctuations in exchange rates had a $0.9 million negative effect on our revenues.

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

Many of our customer relationships outside of the U.S. are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws outside the U.S.

The FCPA, the Bribery Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are, either directly or indirectly, with governmental entities and are therefore subject to the FCPA and similar anti-bribery laws in non-U.S. jurisdictions. In addition, the Bribery Act has been enacted, and its provisions extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties.

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

To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications and that capture, manage and analyze the large streams of data generated in our clinical trials in compliance with applicable regulatory requirements. We rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world. As with all information technology, our equipment and infrastructure age and become subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, machinery breakdown, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cyber threats which, due to the nature of such attacks, may remain undetected for a period of time. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, reputation, operations and financial condition.

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

As of December 31, 2016, we had approximately $284.5 million of total principal indebtedness remaining under our seven-year senior secured term loan facility, which matures on June 30, 2022 (the “Term Facility”).

Our aggregate Borrowing Base was approximately $44.6 million, which was reduced by an $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in remaining availability under our Revolving Facility of $35.7 million. Our substantial indebtedness and any future indebtedness we incur could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the senior secured credit facilities. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity.” If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our high leverage could intensify. In addition, the agreements governing our senior secured credit facilities will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.

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

As of December 31, 2016, we had federal income tax loss carryforwards of $200.3 million, which will begin to expire in 2030 and will completely expire in 2036. We have had significant financial losses in previous years and as a result we currently maintain a full valuation allowance for our net deferred tax assets including our federal and state tax loss carryforwards. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal income tax liabilities if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.

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

Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	Market conditions in the broader stock market;

•	Actual or anticipated fluctuations in our quarterly financial and operating results;

•	Issuance of new or changed securities analysts’ reports or recommendations;

•	Investor perceptions of us and the specialty pharmaceutical industry;

•	Sales, or anticipated sales, of large blocks of our stock;

•	Acquisitions or introductions of new products or services by us or our competitors;

•	Additions or departures of key personnel;

•	Regulatory or political developments;

•	Litigation and governmental investigations; and

•	Changing economic conditions.

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

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our senior secured credit facilities limit our ability to pay dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2016:

Location	Purpose	Segment	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Corporate Headquarters, Manufacturing, Laboratory, Mixed Use and Other Office Space	U.S. Segment	578,000	Owned	N/A
Canada
Quebec	Mixed Use and Office Space	International Segment	1,107	Leased	April 2017
Quebec	Distribution Center and Office Space	International Segment	1,433	Leased	May 2019
Puerto Rico
San Juan	Manufacturing, Laboratory, Mixed Use and Office Space	International Segment	9,550	Leased	October 2024

We believe all of these facilities are well-maintained and suitable for the office, radiopharmacy, manufacturing or warehouse operations conducted in them and provide adequate capacity for current and foreseeable future needs.

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

As of December 31, 2016, we had no material ongoing litigation in which we were a party or any material ongoing regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock began trading on the NASDAQ Global Market under the symbol “LNTH” on June 25, 2015. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the quarterly periods indicated:

	High	Low
Year ended December 31, 2015
Second Quarter (from June 25, 2015)	$7.19	$5.97
Third Quarter	$8.58	$3.82
Fourth Quarter	$4.79	$2.56

Year ended December 31, 2016
First Quarter	$3.38	$1.76
Second Quarter	$4.37	$1.82
Third Quarter	$10.10	$3.46
Fourth Quarter	$10.85	$7.61

Holders of Record

On February 21, 2017, there were approximately 35 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Performance Graph

The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether such filing occurs before or after the date hereof, except to the extent that the Company explicitly incorporates it by reference into in such filing.

The following graph provides a comparison of the cumulative total shareholder return on the Company’s common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index and (ii) the NASDAQ US Small Cap Index, commencing on June 25, 2015 and ending December 31, 2016. The graph assumes a $100 investment on June 25, 2015 in the Company’s common stock and in each of the comparative indices. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*

Among Lantheus Holdings, Inc., the Russell 2000 Index, and the NASDAQ US Small Cap Index

*	$100 invested on June 25, 2015 in stock or index, the date of our IPO.

Performance Graph Data

	June 25, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Lantheus Holdings, Inc. (“LNTH”)	$100.00	$63.52	$49.93	$27.92	$54.21	$122.30	$127.03
Russell 2000 Index (“RUT”)	$100.00	$85.53	$88.26	$86.56	$89.51	$97.26	$105.45
NASDAQ US Small Cap Index (“NQUSS”)	$100.00	$85.31	$88.24	$87.69	$90.60	$99.20	$107.67

Issuer Purchase of Equity Securities

None.

Dividend Policy

We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to repay indebtedness and to finance the growth and development of our business. Our ability to pay dividends are restricted by our financing arrangements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” for further information.

Recent Sales of Unregistered Securities

None.

Repurchases

The following table presents information with respect to purchases of common stock we made during the quarter ended December 31, 2016. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, and further amended April 26, 2016 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2016	—	$—	*	*
November 2016**	5,436	$9.05	*	*
December 2016	—	$—	*	*

Total	5,436		*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.
**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise of vesting of equity awards.

Securities Authorized for Issuance Under Equity Compensations Plans

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December  31, 2016.

Item 6. Selected Financial Data

Basis of Financial Information

The consolidated financial statements have been prepared in U.S. Dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Non-GAAP Financial Measures

Adjusted EBITDA and EBITDA as used in our equity incentive plans, collectively, our Non-GAAP Measures, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with U.S. GAAP. They are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.

Our presentation of our Non-GAAP Measures may not be comparable to similarly titled measures of other companies. We have included information concerning our Non-GAAP Measures in this Annual Report on Form 10-K because we believe that this information is used by certain investors as measures of a company’s historical performance.

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

Selected Financial Data

In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements, the related notes and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results indicated below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statements of Operations
Revenues	$301,853	$293,461	$301,600	$283,672	$288,105
Cost of goods sold	164,073	157,939	176,081	206,311	211,049
Loss on firm purchase commitment	—	—	—	—	1,859
Sales and marketing	36,542	34,740	35,116	35,227	37,437
General and administrative	38,832	43,894	37,313	33,036	32,520
Research and development	12,203	14,358	13,673	30,459	40,604
Proceeds from manufacturer	—	—	—	(8,876)	(34,614)
Impairment on land	—	—	—	6,406	—
Gain on sales of assets	6,385	—	—	—	—

Operating income (loss)	56,588	42,530	39,417	(18,891)	(750)
Interest expense	(26,618)	(38,715)	(42,288)	(42,915)	(42,014)
Debt retirement costs	(1,896)	—	—	—	—
Loss on early extinguishment of debt	—	(15,528)	—	—	—
Other income (expense), net	220	(65)	505	1,265	208

Income (loss) before income taxes	28,294	(11,778)	(2,366)	(60,541)	(42,556)
Provision (benefit) for income taxes	1,532	2,968	1,195	1,014	(555)

Net income (loss)	$26,762	$(14,746)	$(3,561)	$(61,555)	$(42,001)

Net income (loss) per common share:
Basic	$0.84	$(0.60)	$(0.20)	$(3.42)	$(2.35)

Diluted	$0.82	$(0.60)	$(0.20)	$(3.42)	$(2.35)

Weighted-average common shares:
Basic	32,043,904	24,439,845	18,080,615	18,032,131	17,882,909

Diluted	32,655,958	24,439,845	18,080,615	18,032,131	17,882,909

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Cash Flows Data	(in thousands)
Net cash provided by (used in):
Operating activities	$49,642	$21,762	$11,590	$(15,572)	$(372)
Investing activities	$3,281	$(13,151)	$(7,682)	$(3,483)	$(8,145)
Financing activities	$(30,217)	$999	$(2,297)	$5,612	$(5,114)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data	(in thousands)
EBITDA(1)	$72,100	$44,910	$58,165	$6,912	$26,815
Adjusted EBITDA(1)	$78,289	$76,329	$70,755	$38,483	$21,598
Capital expenditures	$7,398	$13,151	$8,137	$5,010	$7,920

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data	(in thousands)
Cash and cash equivalents	$51,178	$28,596	$19,739	$18,578	$33,321
Total assets	$255,898	$242,379	$243,153	$252,682	$314,031
Total long-term debt, net	$274,460	$349,858	$392,863	$390,408	$388,201
Total liabilities	$362,414	$427,668	$482,423	$488,199	$487,136
Total stockholders’ deficit	$(106,516)	$(185,289)	$(239,270)	$(235,517)	$(173,105)

(1)	EBITDA is defined as net income (loss) plus interest expense (net), income taxes, depreciation, amortization and accretion. EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is defined as EBITDA, further adjusted to exclude certain items and other adjustments required or permitted in calculating Adjusted EBITDA under the agreements governing the senior secured credit facilities. Adjusted EBITDA is also used by management to measure operating performance and by investors to measure a company’s ability to service its debt. Management believes that the inclusion of the adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the Company’s performance across reporting periods on a consistent basis by excluding items that it does not believe are indicative of its core operating performance. See “—Non-GAAP Financial Measures.”

The following table provides a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$26,762	$(14,746)	$(3,561)	$(61,555)	$(42,001)
Interest expense, net	26,598	38,691	42,261	42,811	41,762
Provision for income taxes(a)	477	1,314	441	(127)	(901)
Depreciation, amortization and accretion	18,263	19,651	19,024	25,783	27,955

EBITDA	72,100	44,910	58,165	6,912	26,815
Stock and incentive plan compensation	3,527	2,002	1,031	578	1,240
Loss on early extinguishment of debt	—	15,528	—	—	—
Legal fees(b)	9	72	1,113	660	1,455
Loss on firm purchase commitment(c)	—	—	—	—	1,859
Asset write-off(d)	1,906	1,468	1,257	28,349	13,095
Severance and recruiting costs(e)	2,090	1,360	818	5,239	1,761
Sponsor fee and other(f)	117	7,104	1,020	1,457	1,042
New manufacturer costs(g)	3,029	3,649	4,959	4,164	8,945
Write-off of IPO costs	—	236	2,392	—	—
Gain on sales of assets	(6,385)	—	—	—	—
Debt retirement costs	1,896	—	—	—	—
Proceeds from manufacturer	—	—	—	(8,876)	(34,614)

Adjusted EBITDA	$78,289	$76,329	$70,755	$38,483	$21,598

(a)	Represents provision for income taxes, less tax indemnification associated with an agreement with BMS.
(b)	Represents legal fees and disbursements incurred in connection with our business interruption claim associated with the NRU reactor shutdown in 2009 to 2010.
(c)	Represents a loss associated with a portion of the committed purchases of Ablavar that we did not believe we would be able to sell prior to expiration.
(d)	Represents non-cash losses incurred associated with the write-down of land, intangible assets, inventory and write-off of long-lived assets. The 2013 amount consists primarily of a $6.4 million write-down of land, a $15.4 million impairment charge on the Cardiolite trademark intangible asset, a $1.7 million impairment charge on a customer relationship intangible asset and a $1.6 million inventory write-down related to Ablavar. The 2012 amount consists primarily of a $10.6 million inventory write-down related to Ablavar.
(e)	The amounts consist of severance and recruitment costs related to employees, executives and directors.
(f)	Represents expenses paid on behalf of our former sponsor’s secondary offering in 2016 , annual sponsor monitoring fee and related expenses, a $6.5 million payment for the termination of our advisory services and monitoring agreement with our sponsor in 2015, and certain non-recurring charges related to a customer relationship in 2013.
(g)	Represents internal and external costs associated with establishing new manufacturing sources for our commercial and clinical candidate products.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with Part II, Item 6. “Selected Financial Data” and the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements related to future events and our future financial performance that are based on current expectations and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Our Business

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

Our commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.

We sell our products globally and have operations in the U.S., Puerto Rico and Canada and third-party distribution relationships in Europe, Canada, Australia, Asia Pacific and Latin America.

Our Product Portfolio

Our principal products include the following:

•	DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019 and its manufacturing patent in 2021. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will expire in 2019. We also have an active next generation development program for this agent.

•	TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

•	Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also for imaging cerebral blood flow. Xenon is manufactured by a third party and is processed and finished by us.

Sales of our contrast agent, DEFINITY, are made in the U.S. and Canada through our direct sales team of 78 employees. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Cardiolite and Neurolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the United States, we own one radiopharmacy in Puerto Rico and sell our own products as well as products of third parties to end-users. In January 2016, we sold our Canadian radiopharmacies to Isologic and entered into the Isologic Supply Agreement, under which we supply Isologic with certain of our products on commercial terms, including certain product purchase commitments by Isologic. The Isologic Supply Agreement expires in January 2021 and may be terminated upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events. In August 2016, we sold our Australian radiopharmacy servicing business to GMS, and entered into the GMS Supply Agreement under which we supply GMS with certain of our products on commercial terms, including certain minimum product purchase commitments by GMS. The GMS Supply Agreement expires in August 2020 and may be terminated in whole or in part on a product-by-product basis upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events. We also maintain our own direct sales force in Canada so we can control the importation, marketing, distribution and sale of our imaging agents in Canada. In Europe, Australia, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

The following table sets forth our revenues derived from our principal products:

	Year Ended December 31,
(in thousands)	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
DEFINITY	$131,612	43.6%	$111,859	38.1%	$95,760	31.8%
TechneLite	99,217	32.9%	72,562	24.7%	93,588	31.0%
Xenon	29,086	9.6%	48,898	16.7%	36,549	12.1%
Other	41,938	13.9%	60,142	20.5%	75,703	25.1%

Total revenues	$301,853	100.0%	$293,461	100.0%	$301,600	100.0%

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

The future growth of our DEFINITY sales will be dependent on our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and, as discussed below in “—Inventory Supply,” on the ability of JHS to continue to manufacture and release DEFINITY on a timely and consistent basis. See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.”

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY which we estimated to have, as of December 31, 2016, an approximately 80% share of the U.S. market for contrast agents in echocardiography procedures, Optison from GE Healthcare, and Lumason from Bracco.

Competition for Xenon

Xenon gas for lung ventilation diagnosis is our third largest product by revenues. Historically, several companies, including IBAM, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016, we were the only supplier of this imaging agent in the U.S. In March 2016, IBAM received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of IBAM’s offering, we believe we are at risk for volume loss and price erosion for those customers which are not subject to price or volume commitments with us. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements at committed volumes and reduced prices with contracted customers. These steps have resulted in predictable Xenon unit volumes in 2016, but with sales at substantially lower revenue and gross margin contributions as compared to 2015. See Part I, Item 1A. “Risk Factors—We face potential supply and demand challenges for Xenon.”

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

We believe we are well-positioned with ANSTO, IRE and NTP to have a secure supply of Moly, including LEU Moly. From November 2016, the NRU reactor transitioned from providing regular supply of medical isotopes to providing only emergency back-up supply of HEU based Moly through March 2018. ANSTO has already significantly increased its Moly production capacity from its existing facility in August 2016 and has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity up to approximately 3,500 six-day curies/week, which is expected to be in commercial operation in the first half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. The new ANSTO and IRE production capacity is expected to replace and exceed what was the NRU’s most recent routine production.

We are also now receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers. We believe we are well-positioned to supply Xenon to our customers. See Part I, Item 1A. “Risk Factors—We face potential supply and demand challenges for Xenon.”

Inventory Supply

Our products consist of contrast imaging agents and radiopharmaceuticals (including technetium generators). We obtain a substantial portion of our imaging agents from third party suppliers. JHS is currently our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval for JHS manufacturing certain of our products from certain foreign regulatory authorities. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S.

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. Our technology transfer activities with Pharmalucence for the manufacture and supply of DEFINITY have been repeatedly delayed, and we are now in the process of negotiating an exit to that arrangement. We currently have additional on-going technology transfer activities for our next generation DEFINITY product with SBL, but we cannot give any assurances as to when that technology transfer will be completed and when we will actually receive supply of next generation DEFINITY product from SBL. See Part I, Item IA. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.”

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited useful lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Demand for TechneLite

We believe there was a decline in the MPI study market due to industry-wide cost containment initiatives that have resulted in a transition of where imaging procedures are performed, from free-standing imaging centers to the hospital setting. The total MPI market has been essentially flat for the period 2011 through 2015. Our 2016 sales of TechneLite generators exceeded our expectations because of opportunistic sales when customers could not obtain sufficient generators from other suppliers. We can give no assurances that such opportunistic sales will be replicated in 2017.

In November 2016, CMS announced the 2017 final Medicare payment rules for hospital outpatient settings. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing Moly sourced from at least 95% LEU. In January 2013, we began to offer a TechneLite generator which contains Moly sourced from at least 95% LEU and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, we do not know when, or if, this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

Nuclear Contracting Strategy—Cardinal

Historically, Cardinal has been our largest customer for radiopharmaceutical agents and products. Our written supply agreements with Cardinal relating to TechneLite, Xenon, Neurolite, Cardiolite and certain other products expired in accordance with their terms on December 31, 2014. Following extended discussions with Cardinal, on November 19, 2015, we entered into a new contract for the distribution of TechneLite, Xenon, Neurolite and other products beginning in 2015 through December 2017. The agreement specifies pricing levels and requirements to purchase minimum shares of certain products during certain periods. From January 1, 2015 until the signing of the new agreement on November 19, 2015, we continued to accept and fulfill product orders from this major customer on a purchase order basis at supply prices.

In connection with increased sales volumes and a broader mix of products sold to Cardinal at lower contracted pricing than the pricing in effect for most of 2015, our 2016 results reflect higher revenues but lower gross margins than in most of 2015. We expect that our 2017 revenues from Cardinal will increase versus 2016 because of higher share commitments from Cardinal for certain products.

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded R&D programs have been a key factor in our historical results and success. In March 2013, we began to implement a strategic shift in how we fund our important R&D programs, reducing our internal R&D resources. On February 21, 2017 we announced entering into a term sheet with GE Healthcare relating to the continued development and worldwide commercialization of flurpiridaz F 18. In the future, we may also seek to engage strategic partners for our 18F LMI 1195 and LMI 1174 programs. See Part I, Item 1. “Business—Research and Development—Proposed GE Healthcare Transaction”; Part I, Item 1A. “Risk Factors—We may not be able to further develop or commercialize our agents in development without successful strategic partners.”

Segments

We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income (loss) in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.

Executive Overview

Our results for the year ended December 31, 2016 reflect the following:

•	Increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our sales efforts and sustained availability of product supply;

•	Increased revenues for TechneLite, mainly the result of contracts with significant customers;

•	Decreased revenues for Xenon, mainly the result of lower selling prices;

•	$6.4 million gain on the sales of our Canadian radiopharmacies and our Australian radiopharmacy servicing business;

•	$1.9 million debt retirement costs associated with the $75.0 million voluntary principal prepayments on our Term Facility;

•	Lower international revenues as a result of the sale of our Canadian radiopharmacies and Australian radiopharmacy servicing business and unfavorable exchange rates;

•	Decreased depreciation over the prior year period associated with the change in planned decommissioning of certain long-lived assets in the first quarter of 2015;

•	Decreased interest expense due to the refinancing of long-term debt in connection with the IPO and voluntary principal prepayments made in the current year;

•	Decreased general and administrative expenses due to a $6.5 million payment for the termination of our advisory services and monitoring agreement with Avista in the prior year; and

•	Decrease of $15.5 million loss on extinguishment of debt costs related to the redemption of LMI’s outstanding Notes in the prior year.

Results of Operations

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
Revenues	$301,853	$293,461	$301,600	$8,392	2.9%	$(8,139)	(2.7)%
Cost of goods sold	164,073	157,939	176,081	6,134	3.9%	(18,142)	(10.3)%

Gross profit	137,780	135,522	125,519	2,258	1.7%	10,003	8.0%

Operating expenses
Sales and marketing	36,542	34,740	35,116	1,802	5.2%	(376)	(1.1)%
General and administrative	38,832	43,894	37,313	(5,062)	(11.5)%	6,581	17.6%
Research and development	12,203	14,358	13,673	(2,155)	(15.0)%	685	5.0%

Total operating expenses	87,577	92,992	86,102	(5,415)	(5.8)%	6,890	8.0%
Gain on sales of assets	6,385	—	—	6,385	100.0%	—	—

Operating income	56,588	42,530	39,417	14,058	33.1%	3,113	7.9%
Interest expense	(26,618)	(38,715)	(42,288)	12,097	(31.2)%	3,573	(8.4)%
Debt retirement costs	(1,896)	—	—	(1,896)	100.0%	—	—
Loss on extinguishment of debt	—	(15,528)	—	15,528	(100.0)%	(15,528)	100.0%
Other (expense) income, net	220	(65)	505	285	(438.5)%	(570)	112.9%

Income (loss) before income taxes	28,294	(11,778)	(2,366)	40,072	(340.2)%	(9,412)	397.8%
Provision for income taxes	1,532	2,968	1,195	(1,436)	(48.4)%	1,773	148.4%

Net income (loss)	$26,762	$(14,746)	$(3,561)	$41,508	(281.5)%	$(11,185)	314.1%

Comparison of the Years Ended December 31, 2016, 2015, and 2014

Revenues

Segment revenues are summarized by product as follows:

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.
DEFINITY	$128,677	$109,656	$93,848	$19,021	17.3%	$15,808	16.8%
TechneLite	85,412	62,034	82,321	23,378	37.7%	(20,287)	(24.6)%
Xenon	29,078	48,868	36,542	(19,790)	(40.5)%	12,326	33.7%
Other	14,253	15,266	23,809	(1,013)	(6.6)%	(8,543)	(35.9)%

Total U.S. Revenues	257,420	235,824	236,520	21,596	9.2%	(696)	(0.3)%

International
DEFINITY	2,935	2,203	1,912	732	33.2%	291	15.2%
TechneLite	13,805	10,528	11,267	3,277	31.1%	(739)	(6.6)%
Xenon	8	30	7	(22)	(73.3)%	23	328.6%
Other	27,685	44,876	51,894	(17,191)	(38.3)%	(7,018)	(13.5)%

Total International Revenues	44,433	57,637	65,080	(13,204)	(22.9)%	(7,443)	(11.4)%

Total Revenues	$301,853	$293,461	$301,600	$8,392	2.9%	$(8,139)	(2.7)%

2016 v. 2015

The increase in U.S. segment revenues during the year ended December 31, 2016, as compared to the prior year period is primarily due to a $23.4 million increase in TechneLite revenues as a result of contracts with customers that increased unit volumes and a $19.0 million increase in DEFINITY revenues as a result of higher unit volumes. Offsetting these increases was a $19.8 million decrease in Xenon revenues primarily as a result of contracts with significant customers that reduced unit pricing in exchange for committed volume purchases and a $1.7 million decrease in Ablavar as the product is no longer sold.

The decrease in the International segment revenues during the year ended December 31, 2016, as compared to the prior year period, is primarily the result of the decreases in revenues in Canada and Australia attributable to the sale of our radiopharmacy businesses. In addition, foreign currency provided unfavorability of approximately $0.9 million for the year ended December 31, 2016 compared to the prior year period.

2015 v. 2014

The decrease in U.S. segment revenues during the year ended December 31, 2015, as compared to the prior year period is primarily due to a decrease of $20.3 million in TechneLite revenues driven by lower volumes, a decrease in license revenue of approximately of $3.9 million as a result of a contract ending in December 2014 that had contained a license fee that was recognized on a straight-line basis over the term of the agreement, $1.5 million in Neurolite revenues driven by lower volumes and $1.8 million in Thallium revenues driven by lower volumes. Offsetting these decreases was an increase of $15.8 million in DEFINITY revenues driven primarily by higher unit volumes and an increase of $12.3 million in Xenon revenues primarily as a result of higher selling prices.

The decrease in the International segment revenues during the year ended December 31, 2015, as compared to the prior year period, is primarily due to $6.8 million unfavorable foreign exchange and $2.2 million decrease in Cardiolite revenues as a result of competitive pressures. This was offset, in part, by $0.6 million in DEFINITY revenues driven by increased volume, $0.6 million increase in TechneLite revenues driven by volumes and $0.3 million in other marketed products.

Rebates and Allowances

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, royalties and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, as of January 1, 2014	$1,739
Current provisions relating to revenues in current year	5,773
Adjustments relating to prior years’ estimate	(18)
Payments/credits relating to revenues in current year	(4,264)
Payments/credits relating to revenues in prior years	(1,066)

Balance, as of December 31, 2014	2,164
Current provisions relating to revenues in current year	6,413
Adjustments relating to prior years’ estimate	(84)
Payments/credits relating to revenues in current year	(4,784)
Payments/credits relating to revenues in prior years	(1,406)

Balance, as of December 31, 2015	2,303
Current provisions relating to revenues in current year	7,255
Adjustments relating to prior years’ estimate	(452)
Payments/credits relating to revenues in current year	(5,255)
Payments/credits relating to revenues in prior years	(1,554)

Balance, as of December 31, 2016	$2,297

Cost of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized as follows:

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.	$129,070	$106,982	$127,237	$22,088	20.6%	$(20,255)	(15.9)%
International	35,003	50,957	48,844	(15,954)	(31.3)%	2,113	4.3%

Total Cost of goods sold	$164,073	$157,939	$176,081	$6,134	3.9%	$(18,142)	(10.3)%

2016 v. 2015

The increase in the U.S. segment cost of goods sold for the year ended December 31, 2016 over the prior year period is primarily due to unit volumes noted in the revenue discussion above. Offsetting these increases was a $0.7 million decrease in technology transfer expenses.

The decrease in the International segment cost of goods sold during the year ended December 31, 2016 over the prior year period, is primarily due to lower manufacturing costs for certain products as a result of the sale of our Canadian and Australian radiopharmacy businesses.

2015 v. 2014

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

The increase in the International segment cost of goods sold during the year ended December 31, 2015 over the prior year period is primarily due to approximately $5.8 million in product cost pricing increases. Partially offsetting these increases was a $3.5 million favorable foreign exchange impact.

Gross Profit

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.	$128,350	$128,842	$109,283	$(492)	(0.4)%	$19,559	17.9%
International	9,430	6,680	16,236	2,750	41.2%	(9,556)	(58.9)%

Total Gross profit	$137,780	$135,522	$125,519	$2,258	1.7%	$10,003	8.0%

2016 v. 2015

The decrease in the U.S. segment gross profit for the year ended December 31, 2016 over the prior year period is primarily due to lower Xenon unit volumes and lower selling price. Offsetting these decreases were increases in DEFINITY and TechneLite gross profit due to higher unit volumes.

The increase in the International segment gross profit during the year ended December 31, 2016 over the prior year period is primarily due to lower Thallium cost of goods per unit, lower manufacturing costs for certain products as a result of the sale of our Canadian radiopharmacies and increased operational efficiencies as a result of the shutdown of one of our Puerto Rican radiopharmacies in the third quarter of 2015. These increases were partially offset by a $0.4 million unfavorable foreign exchange.

2015 v. 2014

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

The decrease in the International segment gross profit during the year ended December 31, 2015 over the prior year period is primarily due to $3.3 million unfavorable foreign exchange impact, combined with approximately $5.6 million product cost pricing increases, as well as $0.7 million driven by lower sales volume in certain international markets.

Sales and Marketing

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.	$32,919	$31,130	$30,815	$1,789	5.7%	$315	1.0%
International	3,623	3,610	4,301	13	0.4%	$(691)	(16.1)%

Total Sales and marketing	$36,542	$34,740	$35,116	$1,802	5.2%	$(376)	(1.1)%

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

2016 v. 2015

The increase in the U.S. segment sales and marketing expenses for the year ended December 31, 2016 over the prior year period is primarily due to employee related expenses, travel, promotional program expenses, as well as credit card fees, as a result of increased revenues.

The International segment sales and marketing expenses for the year ended December 31, 2016 were in line with the prior year period.

2015 v. 2014

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

General and Administrative

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.	$37,389	$42,091	$35,001	$(4,702)	(11.2)%	$7,090	20.3%
International	1,443	1,803	2,312	(360)	(20.0)%	(509)	(22.0)%

Total General and administrative	$38,832	$43,894	$37,313	$(5,062)	(11.5)%	$6,581	17.6%

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

2016 v. 2015

The decrease in the U.S. segment general and administrative expenses for the year ended December 31, 2016 over the prior year period is primarily due to the $6.5 million termination fee paid to terminate the advisory services and monitoring agreement with Avista in the prior year and lower bad debt expense. This was partially offset by higher amortization of capitalized software, increased employee related incentive costs, increased insurance costs and higher legal fees.

The decrease in the International segment general and administrative expenses for the year ended December 31, 2016 over the prior year period is primarily due to lower employee headcount and related expenses.

2015 v. 2014

The increase in the U.S. segment general and administrative expenses for the year ended December 31, 2015 over the prior year period is primarily due to the $6.5 million termination fee paid to terminate the advisory services and monitoring agreement with Avista, increased stock compensation costs, increases in insurance associated with the initial public offering in June 2015, higher software amortization expense and an increase in our provision for bad debt. This was offset by higher costs in the prior period due to a $2.4 million write-off of deferred initial public offering costs and $1.0 million higher legal fees related to business interruption claim.

The decrease in the International segment general and administrative expenses for the year ended December 31, 2015 over the prior year period is primarily due to lower headcount, lower professional fees, lower bad debt expense and foreign exchange impact.

Research and Development

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
U.S.	$11,574	$13,613	$13,252	$(2,039)	(15.0)%	$361	2.7%
International	629	745	421	(116)	(15.6)%	324	77.0%

Total Research and development	$12,203	$14,358	$13,673	$(2,155)	(15.0)%	$685	5.0%

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.

2016 v. 2015

The decrease in the U.S. segment research and development expenses for the year ended December 31, 2016 over the prior year period is primarily due to a reduction in depreciation expense as a result of a change in planned decommissioning of certain long-lived assets in the first quarter of 2015 associated with research and development operations, partially offset by higher employee related expenses.

The decrease in research and development expenses for the International segment for the year ended December 31, 2016 over the prior year period was primarily due to lower expenses in Canada, as a result of the sale of our Canadian radiopharmacies.

2015 v. 2014

The increase in the U.S. segment research and development expenses for the year ended December 31, 2015 over the prior year period is primarily due to an increase of depreciation expense as a result of a change in planned decommissioning of certain long-lived assets associated with R&D operations, a gain in the prior year associated with the sale of certain long-lived assets and change in headcount, offset by a reduction in overhead costs associated with the decommissioning of certain long-lived assets.

The increase in research and development expenses for the International segment for the year ended December 31, 2015 over the prior year period was primarily due to increased regulatory costs.

Gain on Sales of Assets

Effective January 7, 2016, our Canadian subsidiary entered into an asset purchase agreement, pursuant to which it sold substantially all of the assets of our Canadian radiopharmacies and Gludef manufacturing and distribution business. The sale price was $9.0 million in cash and also included a working capital adjustment of $0.5 million, resulting in a pre-tax book gain of $5.9 million, which is recorded within operating income for the year ended December 31, 2016.

Effective August 11, 2016, the Company entered into a share purchase agreement (“Australian Share Purchase Agreement”) under which it sold all of the stock of its Australian radiopharmacy servicing subsidiary. The aggregate share sale price was AUD $2.0 million (approximately $1.5 million) in cash and also included a working capital adjustment of approximately AUD $2.0 million (approximately $1.5 million) for expected total proceeds of AUD $4.0 million (approximately $3.0 million) from the sale. As a result of this sale, the Company disposed of net assets of $2.2 million, primarily comprised of working capital accounts of $2.0 million. This share sale resulted in an adjusted pre-tax book gain of $0.5 million, which is recorded within operating income for the year ended December 31, 2016.

Other (Expense) Income, Net

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
Interest expense	$(26,618)	$(38,715)	$(42,288)	$12,097	(31.2)%	$3,573	(8.4)%
Debt retirement costs	(1,896)	—	—	(1,896)	100.0%	—	—
Loss on extinguishment of debt	—	(15,528)	—	15,528	(100.0)%	(15,528)	100.0%
Other income (expense), net	220	(65)	505	285	(438.5)%	(570)	112.9%

Total Other (expense) income, net	$(28,294)	$(54,308)	$(41,783)	$26,014	(47.9)%	$(12,525)	30.0%

Interest Expense

For the year ended December 31, 2016 compared to the same period in 2015, interest expense decreased as a result of the refinancing of long-term debt at the end of the second quarter of 2015. The year ended December 31, 2016 reflects a full year at the reduced interest rate as a result of the refinancing. Furthermore, our voluntary prepayments of $55.0 million and $20.0 million in the third and fourth quarters of 2016, respectively, also contributed to the reduction in interest expense for the year ended December 31, 2016.

For the year ended December 31, 2015 compared to the same period in 2014, interest expense decreased as a result of the refinancing of long-term debt offset by a $3.3 million interest payment made for interest through the redemption date (July 30, 2015) on the Senior Notes.

Debt Retirement Costs

For the year ended December 31, 2016 we incurred $1.9 million in debt retirement costs related to the $75.0 million voluntary prepayments of principal on our Term Facility, see Footnote 11, “Financing Arrangements” to our consolidated financial statements.

Extinguishment of Debt

For the year ended December 31, 2015, we incurred a $15.5 million loss on extinguishment of debt related to the redemption of LMI’s Notes. For information regarding our loss on extinguishment of debt, see Footnote 11, “Financing Arrangements” to our consolidated financial statements.

Other Income (Expense), net

For the year ended December 31, 2016, as compared to the same period in 2015, other income (expense), net increased $0.3 million primarily due to a $0.9 million reduction in foreign currency losses, which was partially offset by a $0.6 million decrease in tax indemnification income.

For the year ended December 31, 2015, as compared to the same period in 2014, other (expense) income, net decreased primarily due to a $1.5 million increase in foreign currency losses offset by a $0.9 million increase in tax indemnification income as a result of settlement of state tax audits.

Provision for Income Taxes

	Year Ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(in thousands)	2016	2015	2014	Change $	Change %	Change $	Change %
Provision for income taxes	$1,532	$2,968	$1,195	$ (1,436)	(48.4)%	$1,773	148.4%

Considering our history of losses, we continue to maintain a valuation allowance against substantially all of our net deferred tax assets. Our provision for income taxes results primarily from taxes due in certain foreign jurisdictions where we generate taxable income, as well as interest and penalties associated with uncertain tax positions, offset by reversals of those positions as statutes lapse or are settled during the year. Book income before taxes was relatively close to zero in 2014 and 2015, and increased significantly in 2016. Accordingly, fluctuations in our effective tax rates during these years may not be overly meaningful nor indicative of on-going trends.

Our effective tax rates for the periods presented are as follows:

	Year Ended December 31,
	2016	2015	2014
Effective tax rate	5.4%	25.2%	50.5%

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash provided by operating activities	$49,642	$21,762	$11,590
Cash provided by (used in) investing activities	$3,281	$(13,151)	$(7,682)
Cash (used in) provided by financing activities	$(30,217)	$999	$(2,297)
Effect of foreign exchange rates on cash and cash equivalents	$(124)	$(753)	$(450)

Net Cash Provided by Operating Activities

Cash provided by operating activities of $49.6 million for the year ended December 31, 2016 was driven primarily by net income of $26.8 million plus $19.9 million of depreciation, amortization and accretion expense and $1.9 million of debt retirement costs offset by the gain on sale of assets of $6.4 million. In addition, our increase in cash from working capital during the year ended December 31, 2016, was driven primarily by an increase of $5.7 million in accounts payable due to the timing of payment runs and a $1.3 million increase in accrued expenses primarily due to an increase in accrued bonus, offset by a $3.6 million increase in inventory due to the timing of receipt of lots and a $1.0 million increase in accounts receivable due to increased sales.

Cash provided by operating activities of $21.8 million for the year ended December 31, 2015 was driven primarily by a net loss of $14.7 million, which was offset by $22.1 million of depreciation, amortization, and accretion expense and $15.5 million loss on extinguishment of debt. These net sources of cash were offset by a decrease in cash from working capital. Our working capital decrease was driven primarily by a $4.0 million decrease in accrued expenses as a result of less interest following the debt refinancing in June 2015, a $1.7 million decrease in accounts payable due to the timing of payment runs and a $2.6 million increase in inventory due to timing of production and receipt of inventory.

Cash provided by operating activities of $11.6 million for the year ended December 31, 2014 was primarily driven by a net loss of $3.6 million, which was offset by $21.7 million of depreciation, amortization and accretion expense and a $2.4 million write-off of deferred offering and financing costs. These net sources of cash were offset by a decrease in cash from working capital. Our working capital decrease was driven primarily by a $4.9 million decrease in accrued expenses and other liabilities as a result of amortization of deferred revenue, a $4.0 million decrease in accounts payable, and a $3.6 million increase in accounts receivable due to increased revenues. Partially offsetting these was a $1.5 million decrease in inventory as a result of timing of production and receipt.

Net Cash Used in Investing Activities

Net cash provided by investing activities in 2016 was primarily due to cash proceeds of $10.6 million received for the sales of our Canadian and Australian radiopharmacy businesses, which was offset by $7.4 million in capital expenditures.

Net cash used in investing activities in 2015 and 2014 reflected the purchase of property and equipment for $13.1 million and $8.1 million, respectively.

Net Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2016, we completed two follow-on underwritten offerings, raising $39.9 million of net proceeds to us from the first and $8.9 million of net proceeds to us from the second. We used the net proceeds to us from the first follow-on underwritten offering and cash on hand of $15.1 million to prepay

$55.0 million of the principal balance of our Term Facility. We used the net proceeds to us from the second follow-on underwritten offering and cash on hand of $11.1 million to prepay $20.0 million of the principal balance of our Term Facility. Additionally, we paid approximately $3.7 million for our quarterly Term Facility payments. As a result of these debt prepayments, we expect to reduce our annual interest expense by approximately $5.3 million for the year ending December 31, 2017 as compared to 2016.

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

Historically, our primary source of cash flows from financing activities is draws against our outstanding Revolving Facility. Going forward, we expect our primary source of cash flows from financing activities to be similar draws against our Revolving Facility, issuances of stock or other financing arrangements into which we may enter. Our primary historical uses of cash in financing activities are principal payments on our term loan and Revolving Facility. See “—External Sources of Liquidity.”

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

As noted above, in September 2016, we completed a follow-on underwritten offering of 5,200,000 shares of common stock and utilized the net proceeds to us from this offering, combined with cash on hand, to prepay $55.0 million of the principal balance of our Term Facility. In November 2016, we completed a second follow-on underwritten offering that included 1,000,000 shares of common stock offered by us and utilized the net proceeds to us from this offering, combined with cash on hand, to prepay $20.0 million of the principal balance of our Term Facility. As of December 31, 2016, the principal balance outstanding on our Term Facility was $284.5 million.

We have the right to request an increase of the Term Facility in an aggregate amount up to $37.5 million plus additional amounts subject to certain leverage ratios. The term loans under the Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in our Term Facility) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in our Term Facility) and (ii) the Base Rate is payable at the end of each quarter. At December 31, 2016, our interest rate under the Term Facility was 7.00%. Our Term Facility is guaranteed by the Lantheus Holdings and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the property and assets and all interests of Lantheus Holdings, LMI and Lantheus Real Estate.

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

As of December 31, 2016, we had an unfunded Standby Letter of Credit of $8.8 million. The unfunded Standby Letter of Credit requires annual fees, payable quarterly, which, subsequent to the amendment, is set at LIBOR plus a spread of 2.00% and expired in February 2017. It automatically renewed for a one-year period and will continue to automatically renew for a one-year period at each anniversary date, unless we elect not to renew in writing within 60 days prior to such expiration.

Our Revolving Facility is secured by a pledge of substantially all of the assets of LMI, together with the assets of the Company and assets of Lantheus Real Estate, including each such entity’s accounts receivable, inventory and machinery and equipment, and is guaranteed by each of Lantheus Holdings and Lantheus Real Estate. Borrowing capacity is determined by reference to a borrowing base, or the Borrowing Base, which is based on (i) a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus (ii) any reserves. As of December 31, 2016, the aggregate Borrowing Base was approximately $44.6 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net borrowing base availability of approximately $35.7 million.

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

Our Revolving Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep our accounts during the period (x) certain specified events of default are continuing under our Revolving Facility or (y) excess availability under our Revolving Facility falls below (i) the greater of $7.5 million or 15% of the then-current line cap (as defined in the Revolving Facility) for a period of more than five consecutive Business Days or (ii) $5.0 million. During a covenant trigger period, we are required to comply with a consolidated fixed charge coverage ratio of not less than 1.00:1.00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Holdings and its subsidiaries for a trailing four-fiscal quarter period basis, as (i) EBITDA (as defined in the agreement) minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash.

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

Until we successfully become dual sourced for our principal products, we are vulnerable to future supply shortages. Disruption in the financial performance could also occur if we experience significant adverse changes in customer mix, broad economic downturns, adverse industry or company conditions or catastrophic external events. If we experience one or more of these events in the future, we may be required to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives. See Part I, Item 1A. “Risk Factors—We may not be able to generate sufficient cash flow to meet our debt service obligations.”

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

At December 31, 2016, our only current committed external source of funds is our borrowing availability under our Revolving Facility. We generated a net income of $26.8 million during the year ended December 31, 2016 and had $51.2 million of cash and cash equivalents at December 31, 2016. Availability under our Revolving Facility is calculated by reference to the Borrowing Base. If we are not successful in achieving our forecasted results, our accounts receivable and inventory could be negatively affected, reducing the Borrowing Base and limiting our borrowing availability. Our Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect our ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage. Accordingly, we may be limited in utilizing our net Borrowing Base availability as a source of liquidity.

Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Debt obligations (principal)	$284,525	$3,650	$7,300	$7,300	$266,275
Interest on debt obligations(1)	105,853	19,821	38,875	37,853	9,304
Operating lease obligations(2)	1,840	251	471	471	647
Purchase obligations	9,743	4,460	5,283	—	—
Capital lease obligations	392	124	247	21	—
Other long-term liabilities(3)	—	—	—	—	—
Asset retirement obligations(4)	—	—	—	—	—

Total contractual obligations	$402,353	$28,306	$52,176	$45,645	$276,226

(1)	Amount relates to the minimum interest under the Term Facility.
(2)	Operating leases include minimum payments under leases for our facilities and certain equipment.
(3)	Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2016, we had unrecognized tax benefits of $33.2 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

(4)	We have excluded asset retirement obligations from the table above due to the uncertainty of the timing of the future cash outflows related to the decommissioning of our radioactive operations. As of December 31, 2016, the liability, which was approximately $9.4 million, was measured at the present value of the obligation expected to be incurred, of approximately $26.9 million.

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

Effects of Inflation

We do not believe that inflation has had a significant impact on our revenues or results of operations since inception. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our financial condition, results of operations and cash flows.

Recent Accounting Standards

Refer to Footnote 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements located under Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting standards that may have a significant impact on our business.

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

Revenue Recognition

Our revenue is generated from the sales of our diagnostic imaging agents to distributors, radiopharmacies and directly to hospitals and clinics. We recognize revenue when evidence of an arrangement exists, title has passed, substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed and determinable and collectability is reasonably assured. For transactions for which revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until that point in time when criteria are met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and rebates. The estimates of these allowances are based on historical sales volumes and mix and require assumptions and judgments to be made in order to make those estimates. In the event that the sales mix is different from our estimates, we may be required to pay higher or lower returns and sales rebates than we previously estimated. Any changes to these estimates are recorded in the current period. In 2016, 2015 and 2014, these changes in estimates were not material to our results.

Inventory

Inventory includes material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. We record inventory when we take title to the product. Any commitment for product ordered but not yet received is included as purchase commitments in our contractual obligations table. We assess the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value-based upon estimates of forecasted demand for our products. The estimates of demand require assumptions to be made of future operating performance and customer demand. If actual demand is less than what has been forecasted by management, additional inventory write downs may be required.

Goodwill, Intangibles and Long-Lived Assets

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. We have elected to perform the annual test of goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. reporting unit.

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

In performing the annual goodwill impairment test, we bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. We completed our required annual impairment test for goodwill in the fourth quarter of 2016 and determined that the fair value of our reporting unit was substantially in excess of its carrying value.

We calculate the fair value of our reporting unit using the income approach and the market approach using level 3 inputs. The income approach utilizes discounted forecasted future cash flows and the market approach utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on our most recent long-term financial projections and are discounted using a risk adjusted rate of return, which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where we use market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for our reporting unit, therefore, a combination of the two methods is utilized to derive the fair value of the business. We evaluate and weigh the results of these approaches as well as ensure we understand the basis of the results of these two methodologies. We believe the use of these two methodologies ensures a consistent and supportable method of determining our fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then we may be required to incur material charges relating to the impairment of those assets.

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

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves the weighing of both positive and negative evidence concerning both historical and prospective information with greater weight given to evidence that is objectively verifiable. A history of recent losses is negative evidence that is difficult to overcome with positive evidence. In evaluating prospective information, there are four sources of taxable income: reversals of taxable temporary differences, items that can be carried back to prior tax years (such as net operating losses), pre-tax income and prudent and feasible tax planning strategies. Adjustments to the deferred tax valuation allowances are made in the period when those assessments are made.

In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for domestic deferred tax assets in 2011 and each year thereafter. The Company was profitable on a cumulative basis for the three years ended December 31, 2016, but substantially all of the profitability during that period was achieved during 2016.

The Company continues to evaluate other negative evidence including customer concentration and contractual risk, the risk of moly supply availability and cost, DEFINITY supplier risk, and certain product development risks, all of which provide for uncertainties around the Company’s future level of profitability. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and it has continued to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of December 31, 2016. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

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

We have a tax indemnification agreement with BMS related to certain contingent tax obligations arising prior to the acquisition of the business from BMS. The tax obligations are recognized in liabilities and the tax indemnification receivable is recognized within other noncurrent assets. The changes in the tax indemnification asset are recognized within other income, net in the statements of operations, and the changes in the related liabilities are recorded within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by us, there is no net effect on earnings related to these liabilities and no net cash outflows.

The calculation of our tax liabilities involves certain estimates, assumptions and the application of complex tax regulations in numerous jurisdictions worldwide. Any material change in our estimates or assumptions, or the tax regulations, may have a material impact on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments to reduce these risks or for trading purposes and have not historically used derivative financial instruments or other financial instruments to hedge these economic exposures.

Interest Rate Risk

As a result of our Term Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of December 31, 2016, we had $284.5 million outstanding principal under our Term Facility with a variable interest rate that only varies to the extent LIBOR exceeds one percent.

Furthermore, we are subject to interest rate risk in connection with the Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2016, there was an $8.8 million unfunded Standby Letter of Credit and $0.1 million accrued interest, which reduced availability to $35.7 million on the Revolving Facility. Any increase in the interest rate under the Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the Revolving Facility. The effect of a 100 basis points adverse change in market interest rates, in excess of applicable minimum floors, on our interest expense would be approximately $3.4 million.

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

During years ended December 31, 2016, 2015 and 2014, the net impact of foreign currency changes on transactions was a loss of $0.9 million, $1.8 million and $0.3 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge these economic exposures.

A portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar. Our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of those subsidiaries into the U.S. Dollar. The Canadian Dollar presents the primary currency risk on our earnings. If the U.S. Dollar had been uniformly stronger by 10%, compared to the actual average exchange rates, our gross margin would have decreased by $1.8 million during the year ended December 31, 2016.

The cost of goods for our products that are manufactured in the U.S. are sold in currencies other than the U.S. Dollar by our foreign subsidiaries are also affected by foreign currency exchange rate movements. Our gross margin would have decreased by $1.4 million if the U.S. Dollar had been stronger by 10% when compared to the actual rates used during the twelve months ended December 31, 2016 as a result of this risk.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantheus Holdings, Inc.

North Billerica, Massachusetts

We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lantheus Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2017

Lantheus Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$51,178	$28,596
Accounts receivable, net	36,818	37,293
Inventory	17,640	15,622
Other current assets	5,183	3,851
Assets held for sale	—	4,644

Total current assets	110,819	90,006
Property, plant & equipment, net	94,187	95,654
Intangibles, net	15,118	20,496
Goodwill	15,714	15,714
Other long-term assets	20,060	20,509

Total assets	$255,898	$242,379

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$3,650	$3,650
Revolving line of credit	—	—
Accounts payable	18,940	11,657
Accrued expenses and other liabilities	21,249	18,502
Liabilities held for sale	—	1,715

Total current liabilities	43,839	35,524
Asset retirement obligations	9,370	8,145
Long-term debt, net	274,460	349,858
Other long-term liabilities	34,745	34,141

Total liabilities	362,414	427,668

Commitments and contingencies (see Notes 14 and 16)
Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000,000 shares authorized; no share issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000,000 shares authorized; 36,756,106 and 30,364,501 shares issued and outstanding, respectively)	367	303
Additional paid-in capital	226,462	175,553
Accumulated deficit	(332,398)	(359,160)
Accumulated other comprehensive loss	(947)	(1,985)

Total stockholders’ deficit	(106,516)	(185,289)

Total liabilities and stockholders’ deficit	$255,898	$242,379

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$301,853	$293,461	$301,600
Cost of goods sold	164,073	157,939	176,081

Gross profit	137,780	135,522	125,519

Operating expenses
Sales and marketing	36,542	34,740	35,116
General and administrative	38,832	43,894	37,313
Research and development	12,203	14,358	13,673

Total operating expenses	87,577	92,992	86,102
Gain on sales of assets	6,385	—	—

Operating income	56,588	42,530	39,417
Interest expense	(26,618)	(38,715)	(42,288)
Debt retirement costs	(1,896)	—	—
Loss on extinguishment of debt	—	(15,528)	—
Other income (expense), net	220	(65)	505

Income (loss) before income taxes	28,294	(11,778)	(2,366)
Provision for income taxes	1,532	2,968	1,195

Net income (loss)	$26,762	$(14,746)	$(3,561)

Net income (loss) per common share outstanding:
Basic	$0.84	$(0.60)	$(0.20)

Diluted	$0.82	$(0.60)	$(0.20)

Weighted-average common shares outstanding:
Basic	32,043,904	24,439,845	18,080,615

Diluted	32,655,958	24,439,845	18,080,615

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$26,762	$(14,746)	$(3,561)
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of assets included in net income	435	—	—
Foreign currency translation	603	(355)	(1,236)

Total other comprehensive income (loss)	1,038	(355)	(1,236)

Comprehensive income (loss)	$27,800	$(15,101)	$(4,797)

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	18,078,725	$181	(5,037)	$(106)	$105,655	$(340,853)	$(394)	$(235,517)
Net share option exercise	2,219	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	(3,561)	—	(3,561)
Other comprehensive loss	—	—	—	—	—	—	(1,236)	(1,236)
Stock-based compensation	—	—	—	—	1,031	—	—	1,031

Balance at December 31, 2014	18,080,944	181	(5,037)	(106)	106,699	(344,414)	(1,630)	(239,270)
Issuance of common stock from initial public offering, net of $6,362 issuance costs	12,256,577	122	—	—	67,055	—	—	67,177
Treasury stock retired	—	—	5,037	106	(106)	—	—	—
Net loss	—	—	—	—	—	(14,746)	—	(14,746)
Other comprehensive loss	—	—	—	—	—	—	(355)	(355)
Issuance of common stock	40,000	—	—	—	—	—	—	—
Shares withheld to cover taxes	(13,020)	—	—	—	(97)	—	—	(97)
Stock-based compensation	—	—	—	—	2,002	—	—	2,002

Balance at December 31, 2015	30,364,501	303	—	—	175,553	(359,160)	(1,985)	(185,289)
Issuance of common stock, net of $2,080 issuance costs	6,200,000	62	—	—	48,758	—	—	48,820
Net income	—	—	—	—	—	26,762	—	26,762
Other comprehensive income	—	—	—	—	—	—	1,038	1,038
Stock option exercises	40,976	1	—	—	230	—	—	231
Shares withheld to cover taxes	(63,513)	(1)	—	—	(601)	—	—	(602)
Vesting of restricted stock awards	214,142	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	2,524	—	—	2,524

Balance at December 31, 2016	36,756,106	$367	—	$—	$226,462	$(332,398)	$(947)	$(106,516)

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$26,762	$(14,746)	$(3,561)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	18,263	19,651	19,024
Amortization of debt related costs	1,603	2,431	2,708
Debt retirement costs	1,896	—	—
Write-off of deferred offering and financing costs	—	236	2,392
Provision for bad debt	53	773	303
Provision for excess and obsolete inventory	1,342	1,359	1,593
Stock-based compensation	2,524	2,002	1,031
Gain on sales of assets	(6,385)	—	—
Loss on extinguishment of debt	—	15,528	—
Other	1,129	1,894	(215)
Long-term income tax receivable	(200)	230	2,719
Long-term income tax payable and other long-term liabilities	565	638	(2,560)
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(1,059)	(14)	(3,563)
Inventory	(3,626)	(2,609)	1,500
Other current assets	(155)	(132)	(865)
Accounts payable	5,700	(1,680)	(4,047)
Income taxes	(112)	187	68
Accrued expenses and other liabilities	1,342	(3,986)	(4,937)

Net cash provided by operating activities	49,642	21,762	11,590

Investing activities
Capital expenditures	(7,398)	(13,151)	(8,137)
Proceeds from sale of assets	10,605	—	227
Redemption of certificate of deposit—restricted	74	—	228

Net cash provided by (used in) investing activities	3,281	(13,151)	(7,682)

Financing activities
Proceeds from issuance of common stock	50,900	73,539	—
Payments for public offering costs	(2,006)	(6,925)	(2,064)
Proceeds from issuance of long-term debt	—	360,438	—
Payments on long-term debt	(78,729)	(1,900)	(71)
Payments on senior notes	—	(400,000)	—
Payment for call premium on senior notes	—	(9,752)	—
Deferred financing costs	(11)	(6,304)	(175)
Net movement in line of credit	—	(8,000)	—
Proceeds from stock option exercises	231	—	13
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(602)	(97)	—

Net cash (used in) provided by financing activities	(30,217)	999	(2,297)

Effect of foreign exchange rates on cash and cash equivalents	(124)	(753)	(450)

Net increase in cash and cash equivalents	22,582	8,857	1,161
Cash and cash equivalents, beginning of year	28,596	19,739	18,578

Cash and cash equivalents, end of year	$51,178	$28,596	$19,739

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24,441	$40,788	$39,214

Income taxes, net of refunds of $82, $363 and $317, respectively	$265	$174	$508

Schedule of non-cash investing and financing activities
Additions of property, plant & equipment included in liabilities	$4,990	$1,125	$2,916

Receivable in connection with sale of Australian subsidiary	$1,479	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Holdings, a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”), also a Delaware corporation.

The Company develops, manufactures and commercializes innovative diagnostic medical imaging agents and other products that assist clinicians in the diagnosis and treatment of cardiovascular and other diseases. The Company’s commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, sonographers and technologists working in a variety of clinical settings. The Company sells its products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices. The Company sells its products globally and has operations in the U.S., Puerto Rico and Canada and third-party distribution relationships in Europe, Canada, Australia, Asia Pacific and Latin America.

The Company has a portfolio of nine commercial products, which are diversified across a range of imaging modalities. The Company’s imaging agents include an ultrasound contrast agent and medical radiopharmaceuticals (including technetium generators), including the following:

•	DEFINITY is the leading ultrasound contrast imaging agent used by cardiologists and sonographers during cardiac ultrasound, or echocardiography, exams based on revenue and usage. DEFINITY is an injectable agent that, in the U.S., is indicated for use in patients with suboptimal echocardiograms to assist in the visualization of the left ventricle, the main pumping chamber of the heart. The use of DEFINITY in echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.

•	TechneLite is a self-contained system, or generator, of technetium (Tc99m), a radioisotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents.

•	Xenon Xe 133 Gas (“Xenon”) is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also cerebral blood flow.

•	Neurolite is an injectable, technetium-labeled imaging agent used with Single Photon Emission Computed Tomography (“SPECT”) technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

•	Cardiolite is an injectable, technetium-labeled imaging agent, also known by its generic name sestamibi, used with SPECT technology in myocardial perfusion imaging (“MPI”), procedures that assess blood flow distribution to the heart.

In the U.S., the Company sells DEFINITY through its direct sales team that calls on healthcare providers in the echocardiography space, as well as group purchasing organizations and integrated delivery networks. The Company’s radiopharmaceutical products are primarily distributed through third-party commercial radiopharmacies.

The Company’s International operations consist of sales directly to end users through its wholly-owned radiopharmacy in Puerto Rico and sales through the Company’s distributors in Canada, Europe, Australia, Asia Pacific and Latin America.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to conform the prior year consolidated financial statements and notes to the current year presentation. These reclassifications include:

•	During the first quarter of 2016, the Company early adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis. This standard requires all deferred taxes and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. The adoption of this standard resulted in the reclassification of $0.1 million of current deferred tax assets to noncurrent deferred tax assets and $0.2 million of current deferred tax liabilities to noncurrent deferred tax liabilities on the consolidated balance sheet at December 31, 2015.

•	Reclassification of $9.1 million of computer software, net to property, plant & equipment, net in the consolidated balance sheet at December 31, 2015.

Initial Public Offering

On June 25, 2015, in conjunction with its initial public offering (“IPO”), the Company effected a corporate reorganization, whereby Lantheus MI Intermediate, Inc. (formerly the direct parent of LMI and the direct subsidiary of Holdings) was merged with and into Holdings.

On June 30, 2015, the Company completed an IPO of its common stock at a price to the public of $6.00 per share. The Company’s common stock is traded on the NASDAQ Global Market under the symbol “LNTH”. The Company issued and sold 12,256,577 shares of common stock in the IPO, including 1,423,243 shares that were offered and sold pursuant to the underwriters’ exercise in full of their overallotment option. The IPO resulted in proceeds to the Company of approximately $67.2 million, after deducting $6.4 million in underwriting discounts, commissions and related expenses.

On June 30, 2015, the Company also entered into a $365.0 million senior secured term loan facility (the “Term Facility”). The net proceeds of the Term Facility, together with the net proceeds from the IPO and cash on hand of $10.9 million were used to repay in full the aggregate principal amount of LMI’s $400.0 million 9.750% Senior Notes due 2017 (the “Senior Notes”), pay related premiums, interest and expenses and pay down the $8.0 million of outstanding borrowings under LMI’s $50.0 million revolving credit facility (the “Revolving Facility”).

Manufacturing and Customer Concentrations, Liquidity and Management’s Plans

The Company currently relies on Jubilant HollisterStier (“JHS”) as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company recently completed its technology transfer activities at JHS and received Food and Drug Administration (“FDA”) approval for its Cardiolite product supply. The Company’s technology transfer activities with Pharmalucence for the manufacture and supply of DEFINITY have been repeatedly delayed, and the Company is now in the process of negotiating an exit to that arrangement. The Company currently has additional on-going technology transfer activities for its next generation DEFINITY product with Samsung BioLogics (“SBL”) but can give no assurances as to when that technology transfer will be completed and when the Company will actually receive supply of next generation DEFINITY product from SBL.

Until the Company successfully becomes dual sourced for its principal products, the Company is vulnerable to future supply shortages. Disruption in the Company’s financial performance could occur if it experiences significant adverse changes in customer mix, broad economic downturns, adverse industry or Company conditions or catastrophic external events. If the Company experiences one or more of these events in the future, it may be required to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

During 2014, the Company utilized its Revolving Facility as a source of liquidity from time to time. Borrowing capacity under the Revolving Facility is calculated by reference to a borrowing base consisting of a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves (the “Borrowing Base”). If the Company is not successful in achieving its forecasted operating results, the Company’s accounts receivable and inventory could be negatively affected, thus reducing the Borrowing Base and limiting the Company’s borrowing capacity. As of December 31, 2016, the aggregate Borrowing Base was approximately $44.6 million, which was reduced by an $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $35.7 million. The Company’s Term Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the Revolving Facility may affect the Company’s ability to comply with the covenants in the Term Facility, including the financial covenant restricting total net leverage. Accordingly, the Company may be limited in utilizing its net Borrowing Base availability as a source of liquidity.

Based on the Company’s current operating plans, the Company believes its existing cash and cash equivalents, cash generated by operating activities and availability under the Revolving Facility will be sufficient to continue to fund the Company’s liquidity requirements for the foreseeable future.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation, inventory valuation, asset retirement obligations, income tax liabilities and related indemnification receivable, deferred tax assets and liabilities and accrued expenses. Actual results could materially differ from those estimates or assumptions.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed, the risks and rewards of ownership have transferred to the customer, the selling price is fixed and determinable, and collectability is reasonably assured. For transactions for which all revenue recognition criteria have not yet been met, the respective amounts are recorded as deferred revenue until such point in time all criteria have been met and revenue can be recognized. Revenue is recognized net of reserves, which consist of allowances for returns and rebates.

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

Product Returns

The Company provides a reserve for its estimate of sales recorded for which the related products are expected to be returned. The Company does not typically accept product returns unless an over shipment or non-conforming shipment was provided to the customer, or if the product was defective. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns, including product recalls. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests. Historically, the Company’s estimates of returns have approximated actual returns.

Shipping and Handling Revenues and Costs

The Company typically does not charge customers for shipping and handling costs, but any shipping and handling costs charged to customers are included in revenues. Shipping and handling costs are included in cost of goods sold and were $13.6 million, $17.4 million and $19.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated losses. In determining the allowance, consideration includes the probability of recoverability based on past experience and general economic factors. Certain accounts receivable may be fully reserved when the Company becomes aware of any specific collection issues.

Also included in accounts receivable are miscellaneous receivables of $0.7 million and $1.0 million as of December 31, 2016 and 2015, respectively.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves the weighing of both positive and negative evidence concerning both historical and prospective information with greater weight given to evidence that is objectively verifiable. A history of recent losses is negative evidence that is difficult to overcome with positive evidence. In evaluating prospective information there are four sources of taxable income: reversals of taxable temporary differences, items that can be carried back to prior tax years (such as net operating losses), pre-tax income, and prudent and feasible tax planning strategies. Adjustments to the deferred tax valuation allowances are made in the period when those assessments are made.

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

Net Income (Loss) per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if those securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding and potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive.

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

The following table sets forth customers that contributed revenues of 10% or more during any of the years ended December 31, 2016, 2015 and 2014 and/or represented 10% or more of the total net accounts receivable balance at either December 31, 2016 or 2015:

	Accounts Receivable December 31,		Revenues Year Ended December 31,
	2016	2015	2016	2015	2014
Company A	***	***	10.3%	11.3%	18.0%
Company B	13.1%	12.9%	11.4%	11.9%	11.1%

***	Amount represented less than 10% for the reporting period

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from only one or a few sources. The failure of one of these suppliers to deliver on schedule could delay or interrupt the manufacturing or commercialization process and would adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of, or a significant increase in the cost of one of the Company’s materials from these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

Historically, an important supplier of Moly and Xenon was Nordion, which relied on the NRU reactor in Chalk River, Ontario. From November 2016 the NRU reactor transitioned from providing regular supply of medical isotopes to providing only an emergency back-up of HEU based Moly through March 2018. For Moly and Xenon, the Company had supply agreements with Nordion that expired on October 31, 2016. The Company currently has Moly supply agreements with NTP Radioisotopes (“NTP”), ANSTO and Institute for Radioelements (“IRE”), each with an expiration date of December 31, 2017 and a Xenon supply agreement with IRE which runs through June 30, 2019, subject to extensions. The Company currently relies on IRE as the sole supplier of bulk-unprocessed Xenon which the Company processes and finishes for its customers.

The Company currently relies on JHS as its sole source manufacturer of DEFINITY, Neurolite and evacuation vials for TechneLite. The Company recently completed its technology transfer activities at JHS and received FDA approval for its Cardiolite product supply. In the meantime, the Company has no other currently active supplier of DEFINITY, Neurolite and Cardiolite.

Based on current projections, the Company believes that it will have sufficient supply of DEFINITY, Neurolite, Cardiolite and evacuation vials from JHS to meet expected demand.

The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2016	2015	2014
DEFINITY	43.6%	38.1%	31.8%
TechneLite	32.9%	24.7%	31.0%
Xenon	***	16.7%	12.1%

***	Amount represented less than 10% for the reporting period

Inventory

Inventory includes material, direct labor and related manufacturing overhead, and is stated at the lower of cost or market on a first-in, first-out basis.

The Company assesses the recoverability of inventory to determine whether adjustments for excess and obsolete inventory are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based on product shelf life, forecasted demand and other factors.

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. At December 31, 2016 and 2015, the Company had no capitalized inventories associated with product that did not have regulatory approval.

Property, Plant & Equipment

Property, plant & equipment are stated at cost. Replacements of major units of property are capitalized, and replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Certain costs to obtain or develop computer software are capitalized and amortized over the estimated useful life of the software. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are as follows:

Class	Range of Estimated Useful Lives
Buildings	50 years
Land improvements	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	15 years
Leasehold improvements	Lesser of lease term or 15 years
Computer software	3-5 years

Upon retirement or other disposal of property, plant & equipment, the cost and related amount of accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in operating income.

Goodwill, Intangibles and Long-Lived Assets

Goodwill is not amortized, but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that they may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year. All goodwill has been allocated to the U.S. reporting unit.

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

In performing the annual goodwill impairment test in 2016 and 2015, the Company bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test.

The Company calculates the fair value of its reporting unit using the income approach and market approach using level 3 inputs. The income approach utilizes discounted forecasted future cash flows and the market approach utilizes fair value multiples of comparable publicly traded companies. The discounted cash flows are based on management’s long-term financial projections as of the valuation date and are discounted using a risk adjusted rate of return, which is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. The market approach is calculated using the guideline company method, where the Company uses market multiples derived from stock prices of companies engaged in the same or similar lines of business. There is not a quoted market price for the Company’s reporting unit, therefore, a combination of the two methods is utilized to derive the fair value of the business. The Company evaluated and weighed the results of these approaches as well as ensures it understands the basis of the results of these two methodologies. The Company believes the use of these two methodologies ensures a consistent and supportable method of determining its fair value that is consistent with the objective of measuring fair value. If the fair value were to decline, then the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its required annual impairment test for goodwill in the fourth quarter of 2016 and determined that the fair value of the Company’s reporting unit was substantially in excess of its carrying value.

The Company tests intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If those assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. Long-lived assets, other than goodwill and other intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

During the first quarter of 2013, the Company executed a strategic shift in how it funds its research and development (“R&D”) programs, which significantly altered the expected future costs and revenue associated with the Company’s agents in development. Property, plant & equipment dedicated to R&D activities, which were impacted by the March 2013 R&D strategic shift, have a carrying value of $2.9 million as of December 31, 2016. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner. If the Company is not successful in finding a strategic partner, and there are no alternative uses for those fixed assets, they could be subject to impairment in the future.

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

Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. There are no assets measured at fair value on a nonrecurring basis at December 31, 2016. The estimated fair value of the Company’s Term Facility at both December 31, 2016 and 2015 approximates carrying value because the interest rate is subject to change with market interest rates.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $3.6 million, $3.1 million and $2.8 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.

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

Foreign Currency

The consolidated statements of operations of the Company’s foreign subsidiaries are translated into U.S. Dollars using net weighted average exchange rates. The net assets of the Company’s foreign subsidiaries are translated into U.S. Dollars using the end of period exchange rates. The impact from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive loss in the consolidated balance sheets.

Remeasurement of the Company’s foreign currency denominated transactions are included in net income. For the years ended December 31, 2016, 2015 and 2014, losses arising from foreign currency transactions totaled approximately $0.9 million, $1.8 million and $0.3 million, respectively. Transaction gains and losses are reported as a component of other income (expense), net in the consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the option, risk-free interest rate and expected dividends. When a contingent cash settlement of vested options becomes probable, the Company reclassifies its vested awards to a liability and accounts for any incremental compensation cost in the period in which the settlement becomes probable.

Other Income (Expense), Net

Other income, net consisted of the following:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Foreign currency losses	$(853)	$(1,752)	$(279)
Tax indemnification income	1,055	1,655	754
Other income	18	32	30

Total other income (expense), net	$220	$(65)	$505

Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

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

Self-Insurance Reserves

The Company’s consolidated balance sheets at both December 31, 2016 and 2015 include $0.4 million of accrued liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity). The Company also maintains a separate cash account to fund these medical claims and must maintain a minimum balance as determined by the plan administrator. The balance of this restricted cash account was approximately $0.1 million at both December 31, 2016 and 2015, and is included in other current assets.

Recent Accounting Standards

The following table provides a description of recent accounting pronouncements that could have a material effect on the Company’s consolidated financial statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	This standard addresses the presentation and classification of eight specific cash flow issues, including debt prepayment and extinguishment costs. Early adoption is permitted, including adoption in an interim period. Adoption is required on a retrospective basis unless it is impracticable to apply, in which case the amendments for those issues are to be applied prospectively as of the earliest date practicable.	January 1, 2018	The Company does not expect the update to have a material impact on its consolidated financial statements.
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

ASU 2016-09 simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance providing the following amendments:

•    Accounting for income taxes upon vesting or exercise of share-based payments and related EPS effects

•    Classification of excess tax benefits on the statement of cash flows

•    Accounting for forfeitures

•    Liability classification exception for statutory tax withholding requirements

•    Cash flow presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes

•    Elimination of the indefinite deferral in Topic 718.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

		January 1, 2017	The Company does not expect the update to have a material impact on its consolidated financial statements.
ASU 2016-02, Leases (Topic 842)	This ASU supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach.	January 1, 2019	The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related additional amendments ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12

This ASU and related amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.

The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods:

•    A full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or

•    A retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

		January 1, 2018	The Company is currently evaluating the impact the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

Accounting Standards Adopted During the Year Ended December 31, 2016

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes	During the first quarter of 2016, the Company early adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis. This standard requires all deferred taxes and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet.	January 1, 2016	Adoption of this standard resulted in the reclassification of $0.1 million of current deferred tax assets to noncurrent deferred tax assets and $0.2 million of current deferred tax liabilities to noncurrent deferred tax liabilities on the accompanying consolidated balance sheet at December 31, 2015.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) ending after December 15, 2016.	December 31, 2016	The adoption of this standard did not have a material impact on the presentation of the Company’s consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, financial instruments are categorized based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 — Unobservable inputs that reflect a Company’s estimates about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

At December 31, 2016 and 2015, the Company’s financial assets that are measured at fair value on a recurring basis are comprised of money market securities and are classified as cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1).

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market	$3,565	$3,565	$—	$—

Total	$3,565	$3,565	$—	$—

	December 31, 2015
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market	$1,586	$1,586	$—	$—
Certificates of deposit—restricted	74	—	74	—

Total	$1,660	$1,586	$74	$—

4. Income Taxes

The components of income (loss) before income taxes for the years ended December 31 were:

	Year Ended December 31,
(in thousands)	2016	2015	2014
U.S.	$23,736	$(2,670)	$2,201
International	4,558	(9,108)	(4,567)

Income (loss) before income taxes	$28,294	$(11,778)	$(2,366)

The provision for income taxes as of December 31 was:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current
Federal	$(91)	$265	$(208)
State	1,689	2,386	1,285
International	(49)	218	325

	1,549	2,869	1,402

Deferred
Federal	—	—	(277)
International	(17)	99	70

	(17)	99	(207)

	$1,532	$2,968	$1,195

The Company’s provision for income taxes in the years ended December 31, 2016, 2015 and 2014 was different from the amount computed by applying the statutory U.S. Federal income tax rate to income (loss) from operations before income taxes, as a result of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
U.S. statutory rate	$9,903	$(4,122)	$(828)
Permanent items	(570)	(782)	(465)
Write-off of foreign tax and research credits	7,125	—	—
Foreign tax credits	(319)	306	614
Uncertain tax positions	1,529	2,523	817
Research credits	90	(120)	(1,204)
State and local taxes	433	478	234
Impact of rate change on deferred taxes	(383)	749	61
True-up of prior year tax	(2,751)	1,191	1,065
Foreign tax rate differential	(242)	46	437
Valuation allowance	(13,292)	2,704	958
Tax on repatriation	—	—	(500)
Other	9	(5)	6

Provision for income taxes	$1,532	$2,968	$1,195

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2016	2015
Deferred Tax Assets
Federal benefit of state tax liabilities	$11,420	$11,112
Reserves, accruals and other	10,906	16,392
Inventory obsolescence	14,138	14,172
Capitalized research and development	18,861	22,431
Amortization of intangibles other than goodwill	8,040	20,553
Net operating loss carryforwards	80,808	72,416
Depreciation	492	2,301

Deferred tax assets	144,665	159,377

Deferred Tax Liabilities
Reserves, accruals and other	(287)	(399)
Customer relationships	(3,398)	(4,558)
Depreciation	—	—

Deferred tax liability	(3,685)	(4,957)
Less: Valuation allowance	(140,915)	(154,252)

	$65	$168

Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets	$65	$415

Noncurrent deferred tax liability	$—	$(247)

A reconciliation of the Company’s changes in uncertain tax positions for 2016, 2015 and 2014 is as follows:

(in thousands)	Amount
Beginning balance of uncertain tax positions as of January 1, 2014	$14,002
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(8)
Settlements	(1,434)
Lapse of statute of limitations	(416)

Balance of uncertain tax positions as of December 31, 2014	12,144
Additions related to current year tax positions	—
Reductions related to prior year tax positions	—
Settlements	(694)
Lapse of statute of limitations	—

Balance of uncertain tax positions as of December 31, 2015	11,450
Additions related to current year tax positions	—
Reductions related to prior year tax positions	—
Settlements	(593)
Lapse of statute of limitations	(416)

Balance of uncertain tax positions as of December 31, 2016	$10,441

As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits was $10.4 million and $11.5 million, respectively, all of which would affect the effective tax rate, if recognized. These amounts are primarily associated with domestic state tax issues, such as the allocation of income among various state tax jurisdictions and transfer pricing.

As of December 31, 2016 and 2015, total liabilities for tax obligations and associated interest and penalties were $34.4 million and $33.8 million, respectively, consisting of income tax provisions for uncertain tax benefits of $10.4 million and $11.7 million, interest accruals of $21.9 million and $19.9 million, and penalty accruals of $2.1 million and $2.2 million, respectively. As of December 31, 2016 and 2015, $33.2 million and $32.9 million, respectively, were included in other long-term liabilities on the consolidated balance sheets and $1.2 million and $0.9 million, respectively have reduced the Company’s deferred tax assets. Included in the 2016, 2015 and 2014 tax provision is $2.0 million, $2.5 million and $1.2 million, respectively, relating to interest and penalties, net of benefits for reversals of uncertain tax position interest and penalties recognized upon settlements and lapse of statute of limitations.

In accordance with the Company’s acquisition of the medical imaging business from Bristol Myers Squibb (“BMS”) in 2008, the Company obtained a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other noncurrent assets. The total noncurrent asset related to the indemnification was $17.9 million and $17.6 million at December 31, 2016 and 2015, respectively. The changes in the tax indemnification asset are recognized within other income (expense), net, in the consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income (expense), net. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be minimal net effect on earnings and net cash outflows related to these liabilities.

During the year ended December 31, 2016, 2015 and 2014, BMS, on behalf of the Company, made payments totaling $0.7 million, $1.9 million and $6.3 million, respectively to a number of states in connection with prior year state income tax filings. The amount due from BMS, included within other long-term assets, decreased by $1.3 million, $1.6 million and $2.9 million for the year ended December 31, 2016, 2015, and 2014, respectively, which represented the release of asset balances associated with pre-acquisition years.

Included in other income (expense), net for the years ended December 31, 2016, 2015 and 2014, is an expense of $0.8 million, $0.4 million and $1.1 million, respectively, relating to the reduction in the indemnification receivable from BMS associated with the expiration of statute of limitations and income of $1.8 million, $2.1 million and $1.9 million at December 31, 2016, 2015 and 2014, respectively, relating to the increase in the indemnification receivable for current year interest and penalties.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for domestic deferred tax assets in 2011 and each year thereafter. The Company was profitable on a cumulative basis for the three years ended December 31, 2016, but substantially all of that profitability was achieved during 2016.

The Company continues to evaluate other negative evidence including customer concentration and contractual risk, the risk of Moly supply availability and cost, DEFINITY supplier risk and certain product development risks, all of which provide for uncertainties around the Company’s future level of profitability. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and it has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of December 31, 2016. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

The following is a reconciliation of the Company’s valuation allowance for the years ended December 31, 2016, 2015, and 2014.

(in thousands)	Amount
Balance at January 1, 2014	$151,339
Charged to provision for income taxes	958
Foreign currency	(159)
Deductions	—

Balance at December 31, 2014	152,138
Charged to provision for income taxes	2,704
Foreign currency	(590)
Deductions	—

Balance at December 31, 2015	154,252
Charged to provision for income taxes	(13,292)
Foreign currency	(45)
Deductions	—

Balance at December 31, 2016	$140,915

The Company’s U.S. federal income tax returns remain subject to examination for three years. The state and foreign income tax returns remain subject to examination for periods varying from three to four years depending on the specific jurisdictions’ statute of limitations.

At December 31, 2016, the Company has federal net operating loss carryovers of $200.3 million, which will begin to expire in 2030 and completely expire in 2036. The Company has state research credits of $1.6 million, which will expire between 2024 and 2031. The Company has Massachusetts investment tax credits of approximately $0.4 million, which have no expiration date.

The Company has concluded that an ownership change occurred during 2016, as defined under Section 382 of the Internal Revenue Code. A Section 382 limitation now applies to the Company’s U.S. federal net operating loss carryforwards, as well as its other U.S. tax attributes. The limitation was computed based on the value of the Company just prior to the ownership change. It is the Company’s view that its ability to utilize U.S. federal net operating losses within the carryforward period is not reduced by the limitation imposed by this ownership change. However, the Company’s U.S. research credit carryforwards and U.S. foreign tax credit carryforwards will not be utilizable and as such these credits totaling $7.1 million have been removed from the gross deferred tax asset balances as of December 31, 2016.

5. Sales of Certain International Segment Assets

Sale of Certain Canadian Assets

During the fourth quarter of 2015, the Company committed to a plan to sell certain assets and liabilities associated with the Company’s Canadian operations in the International Segment. This event qualified for held for sale accounting and the Company determined that the fair value of the net assets being sold significantly exceeded the carrying value as of December 31, 2015. The transaction was finalized in the first quarter of 2016.

Effective January 7, 2016, the Canadian subsidiary of the Company entered into an asset purchase agreement (“Canadian Asset Purchase Agreement”) pursuant to which it would sell substantially all of the assets of its Canadian radiopharmacy businesses and Gludef manufacturing and distribution business to one of its existing Canadian radiopharmacy customers.

The purchase price for the asset sale was $9.0 million in cash and also included a working capital adjustment of $0.5 million, which was settled in the third quarter of 2016. The Canadian Asset Purchase Agreement contained customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the Canadian Asset Purchase Agreement.

As part of the transaction, the Company and the buyer also entered into a customary transition services agreement and a long-term supply contract under which the Company will supply the buyer with certain of the Company’s products on commercial terms and under which the buyer has agreed to certain product minimum purchase commitments.

The Company does not believe the sale of certain net assets in the international segment constituted a strategic shift that would have a major effect on its operations or financial results. As a result, this transaction is not classified as discontinued operations in the Company’s consolidated financial statements and the Company has classified the assets and liabilities as held for sale as of December 31, 2015.

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

This sale of assets resulted in a pre-tax book gain of $5.9 million, which is recorded within gain on sales of assets in the accompanying consolidated statements of operations for the year ended December 31, 2016.

Sale of Australian Radiopharmacy Servicing Subsidiary

Effective August 11, 2016, the Company entered into a share purchase agreement (“Australian Share Purchase Agreement”) with one of its existing radiopharmacy customers under which it sold all of the stock of its Australian radiopharmacy servicing subsidiary.

The aggregate share sale price was AUD $2.0 million (approximately $1.5 million) in cash and also included a working capital adjustment of approximately AUD $2.0 million (approximately $1.5 million) for total expected proceeds of AUD $4.0 million (approximately $3.0 million) from the sale. As a result of this sale, the Company disposed of net assets of $2.2 million, primarily comprised of working capital accounts of $2.0 million.

This share sale resulted in an adjusted pre-tax book gain of $0.5 million, which is recorded within gain on sales of assets in the accompanying consolidated statements of operations for the year ended December 31, 2016. As a result of the sale of the Australian subsidiary, the Company reclassified $0.4 million from other comprehensive income to gain on sale of assets in the accompanying consolidated statements of operations for the year ended December 31, 2016.

The Australian Share Purchase Agreement contains customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the Australian Share Purchase Agreement.

As part of the transaction, the Company and the buyer also entered into a long-term supply and distribution contract under which the Company will supply the buyer and its subsidiaries with the Company’s products on commercial terms and under which the buyer has agreed to certain product minimum purchase commitments.

The Company does not believe this sale of certain net assets in the international segment constituted a strategic shift that would have a major effect on its operations or financial results. As a result, this transaction is not classified as discontinued operations in the Company’s accompanying consolidated financial statements.

6. Inventory

Inventory consisted of the following:

	December 31,
(in thousands)	2016	2015
Raw materials	$9,658	$7,506
Work in process	3,965	2,407
Finished goods	4,017	5,709

Total Inventory	$17,640	$15,622

As of December 31, 2016 and 2015, the Company had $1.2 million of inventory classified within other long-term assets, which represents raw materials that are not expected to be used by the Company during the next twelve months.

7. Property, Plant & Equipment, Net

Property, plant & equipment consists of the following:

	December 31,
(in thousands)	2016	2015
Land	$14,950	$14,950
Buildings	70,628	68,941
Machinery, equipment and fixtures	65,407	60,787
Computer software	18,482	17,867
Construction in progress	7,224	9,099

	176,691	171,644
Less: Accumulated depreciation and amortization	(82,504)	(75,990)

Property, plant & equipment, net	$94,187	$95,654

Depreciation and amortization expense related to property, plant & equipment was $12.1 million, $12.9 million and $10.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Included within machinery, equipment and fixtures are spare parts of approximately $2.4 million at both December 31, 2016 and 2015. Spare parts include replacement parts relating to plant & equipment and are either recognized as an expense when consumed or reclassified and capitalized as part of the related asset and depreciated over the remaining useful life of the related asset.

During the years ended December 31, 2016 and 2015, $0.6 million and $7.9 million, respectively, of capitalized software development costs were placed into service and removed out of construction in progress.

Long-Lived Assets to Be Disposed of Other than by Sale

In December 2016, the Company approved plans to decommission certain long-lived assets associated with its North Billerica, Massachusetts campus. The Company expects the decommissioning to begin in the first half of 2017. As a result, the Company revised its estimate of the remaining useful lives of the affected long-lived assets to six months, which resulted in the recognition of accelerated depreciation expense of $0.8 million during the year ended December 31, 2016, which has been included in research and development expense in the consolidated statements of operations. At December 31, 2016, the net book value of these assets totaled $4.0 million.

8. Asset Retirement Obligations

The Company considers the legal obligation to remediate its facilities upon a decommissioning of its radioactive related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond, which is secured by an $8.8 million unfunded Standby Letter of Credit provided to the third party issuer of the bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of December 31, 2016, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related property, plant & equipment and depreciated over the assets’ useful lives.

The following is a reconciliation of the Company’s asset retirement obligations:

(in thousands)	Amount
Asset retirement obligations, January 1, 2014	$6,385
Revisions in estimated cash flows	277
Accretion expense	773

Asset retirement obligations, December 31, 2014	7,435
Revisions in estimated cash flows	(37)
Accretion expense	747

Asset retirement obligations, December 31, 2015	8,145
Revisions in estimated cash flows	576
Amounts settled	(284)
Accretion expense	933

Asset retirement obligations, December 31, 2016	$9,370

9. Intangibles, Net

Intangibles, net consisted of the following:

	December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Amortization Method
Trademarks	$13,540	$(8,752)	$4,788	Straight-line
Customer relationships	98,926	(89,705)	9,221	Accelerated
Patents	42,780	(41,671)	1,109	Straight-line

Total	$155,246	$(140,128)	$15,118

	December 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net	Amortization Method
Trademarks	$13,540	$(6,934)	$6,606	Straight-line
Customer relationships	100,737	(88,564)	12,173	Accelerated
Patents	42,780	(41,063)	1,717	Straight-line

Total	$157,057	$(136,561)	$20,496

The Company recorded amortization expense for its intangible assets of $5.1 million, $6.0 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

Year Ended December 31,	Amount
(in thousands)
2017	$3,339
2018	2,645
2019	1,803
2020	1,568
2021	1,310
2022 and thereafter	4,453

Total	$15,118

10. Accrued Expenses and Other Liabilities

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2016	2015
Compensation and benefits	$12,312	$10,525
Freight, distribution and operations	2,995	2,962
Accrued rebates, discounts and chargebacks	2,297	2,085
Accrued professional fees	1,701	1,493
Other	1,944	1,437

Total accrued expenses and other liabilities	$21,249	$18,502

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

The term loans under the Term Facility bear interest, with pricing based from time to time at LMI’s election at (i) LIBOR plus a spread of 6.00% (with a LIBOR rate floor of 1.00%) or (ii) the Base Rate (as defined in the Term Facility Agreement) plus a spread of 5.00%. Interest under term loans based on (i) the LIBOR rate is payable at the end of each interest period (as defined in the Term Facility Agreement) and (ii) the Base Rate is payable at the end of each quarter. At December 31, 2016, the Company’s interest rate under the Term Facility was 7.00%.

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

The Term Facility will require LMI to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of the net cash proceeds of related to sales outside the ordinary course of business or other dispositions of assets (including as a result of casualty or condemnation, subject to certain exceptions); the Company may reinvest or commit to reinvest certain of those proceeds in assets useful in its business within 12 months;

•	100% of the net cash proceeds from issuances or incurrence of debt, other than proceeds from debt permitted under the Term Facility and Revolving Facility;

•	50% (with two leverage-based stepdowns) of the Company’s excess cash flow; and

•	50% of net payments from the Zurich insurance settlement (as defined therein).

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the Term Facility in direct order of maturity.

The Term Facility is guaranteed by the Company and Lantheus Real Estate, and obligations under the Term Facility are secured by substantially all the assets and all interests of the Company, LMI and Lantheus Real Estate.

In September and November 2016, the Company made aggregate voluntary prepayments on the Term Facility of $75.0 million with the net proceeds to the Company of $48.8 million received from follow-on underwritten offerings of the Company’s common stock and approximately $26.2 million from available cash on hand. These voluntary prepayments each represented a partial extinguishment of the Term Facility. Accordingly, the Company wrote off $1.9 million of unamortized debt issuance costs and original issue discount, which are reflected as debt retirement costs in the accompanying consolidated statements of operations.

The Company’s minimum payments of principal obligations under the Term Facility are as follows as of December 31, 2016:

(in thousands)	Amount
2017	$3,650
2018	3,650
2019	3,650
2020	3,650
2021	3,650
2022 and thereafter	266,275

Total principal outstanding	284,525
Unamortized debt discount	(2,795)
Unamortized debt issuance costs	(3,620)

Total	278,110
Less: current portion	(3,650)

Total long-term debt	$274,460

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

The Company recorded a loss on extinguishment of debt totaling $15.5 million, which included a redemption premium of $9.7 million and a $5.8 million write-off of unamortized debt issuance costs associated with the Senior Notes. On June 30, 2015, the Company also paid the accrued interest to the redemption date totaling $3.3 million, which is included in interest expense for the twelve months ended December 31, 2015 on the consolidated statements of operations.

Revolving Line of Credit

At December 31, 2016, LMI has a Revolving Facility with an aggregate principal amount not to exceed $50.0 million. The loans under the Revolving Facility bear interest subject to a pricing grid based on average historical excess availability, with pricing based from time to time at the election of LMI at (i) LIBOR plus a spread ranging from 2.00% or (ii) the Reference Rate (as defined in the agreement) plus 1.00%. The Revolving Facility also includes an unused line fee of 0.375% and expires on June 30, 2020.

As of December 31, 2016, the Company has an unfunded Standby Letter of Credit of $8.8 million. The unfunded Standby Letter of Credit requires an annual fee, payable quarterly, which is set at LIBOR plus a spread of 2.00% and expired during February 2017. It automatically renewed for a one year period and will continue to automatically renew for a one year period at each anniversary date, unless the Company elects not to renew in writing within 60 days prior to such expiration.

The Revolving Facility is guaranteed by Holdings and Lantheus Real Estate and is secured by a pledge of substantially all of the assets of each of the loan parties including accounts receivable, inventory and machinery and equipment. Borrowing capacity is determined by reference to a Borrowing Base, which is based on a percentage of certain eligible accounts receivable, inventory and machinery and equipment minus any reserves. As of December 31, 2016, the aggregate Borrowing Base was approximately $44.6 million, which was reduced by an outstanding $8.8 million unfunded Standby Letter of Credit and $0.1 million in accrued interest, resulting in a net Borrowing Base availability of approximately $35.7 million.

Revolving Line of Credit Covenants

The Revolving Facility contains affirmative and negative covenants, as well as restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with its affiliates. The Revolving Facility also contains customary default provisions as well as cash dominion provisions which allow the lender to sweep its accounts during the period certain specified events of default are continuing under the Revolving Facility or excess availability under the Revolving Facility falls below (i) the greater of $7.5 million or 15% of the then-current line cap (as defined in the Revolving Facility) for a period of more than five consecutive Business Days or (ii) $5.0 million. During a cash dominion period, the Company is required to comply with a consolidated fixed charge coverage ratio of not less than 1:00:1:00. The fixed charge coverage ratio is calculated on a consolidated basis for Lantheus Holdings and its subsidiaries on a trailing four fiscal quarter period basis, as (i) EBITDA (as defined in the agreement) minus capital expenditures minus certain restricted payments divided by (ii) interest plus taxes paid or payable in cash plus certain restricted payments made in cash plus scheduled principal payments paid or payable in cash. Upon an event of default, the lender has the right to declare the loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, and the lender may, after such events of default, require LMI to make deposits with respect to any outstanding letters of credit in an amount equal to 105% of the greatest amount for which such letter of credit may be drawn.

Financing Costs

On June 30, 2015, LMI incurred and capitalized approximately $5.9 million in debt issuance costs, consisting primarily of underwriting fees and expenses and legal fees in connection with the issuance of the Term Facility.

During the year ended December 31, 2015, LMI incurred approximately $0.4 million in fees and expenses, in connection with amendments under the previous facility, which are being amortized on a straight-line basis over the term of the Revolving Facility.

12. Stock-Based Compensation

Equity Incentive Plans

As of December 31, 2016, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company. The Board of Directors may, at its sole discretion, grant DERs with respect to any award and such DER is treated as a separate award.

The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016 to increase the common stock reserved under the plan by 2,140,000 shares to 4,555,277 shares.

Stock-based compensation expense for both time based and performance based awards was recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cost of goods sold	$359	$192	$135
Sales and marketing	339	254	154
General and administrative	1,438	1,330	621
Research and development	388	226	121

Total stock-based compensation expense	$2,524	$2,002	$1,031

Stock Options

Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Time based option awards vest based on time, typically four years, and performance based option awards vest based on the performance criteria specified in the grant. All option awards have a ten-year contractual term. The Company recognizes compensation costs for its time based awards on a straight-line basis equal to the vesting period. The compensation cost for performance based awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the requisite service period for the entire award. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options.

There were no stock options granted during the year ended December 31, 2016. The table below summarizes the key assumptions used in valuing stock options granted during the years ended December 31, 2015 and 2014:

Year Ended December 31,
	2015	2014
Expected volatility	26.0 – 30.0%	27.0 – 35.0%
Expected dividends	—	—
Expected life (in years)	4.1 – 6.3	3.1 – 7.0
Risk-free interest rate	1.3 – 1.9%	1.1 – 2.0%

A summary of option activity for 2016 is presented below:

	Time Based	Performance Based	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	945,043	235,930	1,180,973	$10.95	4.5	$—
Options granted	—	—	—	—
Options cancelled	(63,387)	(12,268)	(75,655)	16.26
Options exercised	(37,920)	(3,056)	(40,976)	5.62
Options forfeited and expired	(25,405)	(1,600)	(27,005)	15.66

Outstanding at December 31, 2016	818,331	219,006	1,037,337	10.63	3.3	$1,915,000

Vested and expected to vest at December 31, 2016	801,677	210,929	1,012,606	10.58	3.3	$1,880,000

Exercisable at December 31, 2016	648,149	203,302	851,451	10.39	3.2	$1,625,000

The weighted-average grant-date fair values of options granted during the years ended December 31, 2015 and 2014 were $1.44 and $1.70, respectively. During the year ended December 31, 2016, 40,976 options were exercised and the intrinsic value was $0.2 million. No stock options were exercised during the year ended December 31, 2015.

As of December 31, 2016, there was $0.3 million in unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of 0.3 years. In addition, performance based awards contain certain contingent features, such as change in control provisions, which allow for the vesting of previously forfeited and unvested awards.

Upon termination of employment, the Company had the right, which expired during the year ended December 31, 2016, to call shares held by employees that were purchased or acquired through option exercise. As a result of this right, upon termination of service, vested stock-based awards were reclassified to liability-based awards when it was probable the employee would exercise the option and the Company exercise its call right. The Company did not reclassify any equity awards to liability-based awards as of December 31, 2016 and 2015. There were no liability awards paid out during the years ended December 31, 2016, 2015 and 2014.

Restricted Stock

A summary of restricted stock awards activity for 2016 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock, January 1, 2016	1,088,168	$5.96
Granted	1,364,000	2.29
Vested	(214,142)	5.88
Forfeited	(81,654)	4.27

Non-vested restricted stock, December 31, 2016	2,156,372	$3.71

As of December 31, 2016, there was $5.7 million in unrecognized compensation expense related to outstanding restricted stock expected to be recognized over a weighted-average period of 2.8 years.

13. Net Income (Loss) Per Common Share

A summary of net income (loss) per common share for the years ended December 31, 2016, 2015 and 2014 is presented below:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2016	2015	2014
Net income (loss)	$26,762	$(14,746)	$(3,561)

Basic weighted-average common shares outstanding	32,043,904	24,439,845	18,080,615
Effect of dilutive restricted stock	612,054	—	—
Effect of dilutive stock options	—	—	—

Diluted weighted-average common shares outstanding	32,655,958	24,439,845	18,080,615

Basic income (loss) per common share outstanding	$0.84	$(0.60)	$(0.20)

Diluted income (loss) per common share outstanding	$0.82	$(0.60)	$(0.20)

Antidilutive securities excluded from diluted income (loss) per common share
Stock options and nonvested restricted stock	1,562,893	2,269,141	1,531,110

14. Commitments

The Company leases certain buildings, hardware and office space under operating leases and equipment under capital leases. In addition, the Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

Minimum lease and purchase commitments under noncancelable arrangements are as follows (in thousands):

Year ended December 31,	Amount
2017	$4,835
2018	3,892
2019	2,109
2020	257
2021	235
2022 and thereafter	647

Total minimum lease and purchase commitments	$11,975

Rent expense was $0.4 million, $0.9 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has entered into agreements which contain certain percentage volume purchase requirements. The Company has excluded these future purchase commitments from the table above since there are no minimum purchase commitments or payments under these agreements.

15. 401(k) Plan

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. The Company did not contribute any additional non-elective discretionary match during the years ended December 31, 2016, 2015 and 2014. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) Plan was $1.6 million for both the years ended December 31, 2016 and 2015 and $1.5 million for the year ended December 31, 2014.

16. Legal Proceedings

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

As of December 31, 2016, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

17. Related Party Transactions

Avista, the Company’s majority shareholder, provided certain advisory services to the Company pursuant to an advisory services and monitoring agreement. The Company was required to pay an annual fee of $1.0 million and other reasonable and customary advisory fees, as applicable, paid on a quarterly basis. The initial term of the agreement was seven years. On June 25, 2015, the Company exercised its right to terminate its advisory services and monitoring agreement with Avista. In connection with such termination, the Company paid Avista Capital Holdings, L.P. an aggregate termination fee of $6.5 million, which is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015.

In the first quarter of 2016, the Company entered into a services agreement with INC to provide pharmacovigilance services. Avista and certain of its affiliates were principal owners of both INC and the Company during 2016. The agreement has a term of three years.

The Company purchases inventory supplies from VWR Scientific (“VWR”). Avista and certain of its affiliates are principal owners of both VWR and the Company.

Amounts billed and unbilled for related parties included in accounts payables and accrued expenses are immaterial at both December 31, 2016 and 2015.

Related party expenses consisted of the following:

		Year Ended December 31,
(in thousands)	Transaction Type	2016	2015	2014
Avista	Advisory services and other charges	$12	$500	$1,000
Avista	Termination fee	—	6,500	—
INC	Pharmacovigilance	780	—	—
VWR	Inventory supplies	354	300	500

Total related party expenses		$1,146	$7,300	$1,500

18. Segment Information

The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacture, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. All goodwill has been allocated to the U.S. operating segment. The Company does not identify or allocate assets to its segments.

Selected information for each business segment are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues from external customers
U.S.	$257,420	$235,824	$236,520
International	44,433	57,637	65,080

Total revenues from external customers	$301,853	$293,461	$301,600

Revenues by product
DEFINITY	$131,612	$111,859	$95,760
TechneLite	99,217	72,562	93,588
Xenon	29,086	48,898	36,549
Other	41,938	60,142	75,703

Total revenues	$301,853	$293,461	$301,600

Geographical revenues
U.S.	$257,420	$235,824	$236,520
Canada	18,918	28,340	31,363
All other	25,515	29,297	33,717

Total revenues	$301,853	$293,461	$301,600

Operating income
U.S.	$46,909	$42,008	$30,215
International	9,679	522	9,202

Operating income	56,588	42,530	39,417
Interest expense	(26,618)	(38,715)	(42,288)
Debt retirement costs	(1,896)	—	—
Loss on extinguishment of debt	—	(15,528)	—
Other (expense) income, net	220	(65)	505

Income (loss) before income taxes	$28,294	$(11,778)	$(2,366)

Depreciation and amortization
U.S.	$15,995	$17,054	$16,055
International	1,335	1,850	2,196

	$17,330	$18,904	$18,251

	December 31,
(in thousands)	2016	2015
Long-lived assets
U.S.	$92,650	$93,359
International	1,537	2,295

Total Long-lived assets	$94,187	$95,654

19. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Fiscal Year	Charged to Income	Deductions from Reserves(1)	Other Adjustments	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Year ended December 31, 2016	$881	$53	$(30)	$65	$969
Year ended December 31, 2015	$585	$773	$(477)	$—	$881
Year ended December 31, 2014	$290	$303	$(8)	$—	$585

Rebates and allowances:
Year ended December 31, 2016	$2,303	$7,255	$(6,809)	$(452)	$2,297
Year ended December 31, 2015	$2,164	$6,413	$(6,190)	$(84)	$2,303
Year ended December 31, 2014	$1,739	$5,773	$(5,330)	$(18)	$2,164

(1)	Amounts charged to deductions from allowance for doubtful accounts represent the write-off of uncollectible balances and represent payments for rebates and allowances.

20. Quarterly Consolidated Financial Data (Unaudited)

Summarized quarterly consolidated financial data for 2016 and 2015 are as follows:

	Quarterly Periods During Year Ended December 31, 2016
	Q1	Q2		Q3	Q4
	(in thousands, except per share data)
Revenues	$76,474	$77,966		$73,063	$74,350
Gross profit	$33,701	$35,751		$33,681	$34,647
Net income	$10,323	$7,350		$4,220	$4,869
Basic income per weighted-average share(1)	$0.34	$0.24		$0.14	$0.13
Diluted income per weighted-average share(1)	$0.34	$0.24		$0.13	$0.13

	Quarterly Periods During Year Ended December 31, 2015
	Q1	Q2		Q3	Q4
	(in thousands, except per share data)
Revenues	$74,823	$73,314		$74,123	$71,201
Gross Profit	$35,769	$32,667		$33,705	$33,381
Net income (loss)	$375	$(24,423	)(2)	$5,386	$3,916
Basic income (loss) per weighted-average share(1)	$0.02	$(1.29)		$0.18	$0.13
Diluted income (loss) per weighted-average share(1)	$0.02	$(1.29)		$0.18	$0.13

(1)	Quarterly and annual computations are prepared independently. Accordingly, the sum of each quarter may not necessarily total the fiscal year period amounts noted elsewhere within this Annual Report on Form 10-K.
(2)	Included in the net loss for the second quarter of 2015 is a $15.5 million loss on extinguishment of debt related to the redemption of the Company’s Senior Notes, a $6.5 million payment for the termination of its advisory services and monitoring agreement with Avista and $3.3 million interest payment made for interest through the redemption date (July 30, 2015) on the Company’s Senior Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

We do not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K pursuant to the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements or up to five years that are otherwise applicable generally to public companies. These provisions include, among other matters:

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

We will remain an emerging growth company until December 31, 2020 unless, prior to that time, we have (i) more than $1 billion in annual revenue, (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year when a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (iii) issue more than $1 billion of non-convertible debt over a three-year period. As a result, we were not required to have our independent registered public accounting firm attest to, and report on, internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of conduct and ethics for all of our employees, including our CEO, CFO and other senior financial officers, or persons performing similar functions, and each of the non-employee directors on our Board of Directors. Our Company Code of Conduct is currently available on our website, www.lantheus.com. The information on our web site is not part of, and is not incorporated into, this Annual Report on Form 10-K. We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our CEO, CFO and other senior financial officers, or persons performing similar functions, in a Current Report on Form 8-K filed with the SEC.

The additional information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December  31, 2016.

Item 11. Executive Compensation

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December  31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December  31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December  31, 2016.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this Annual Report on Form 10-K:

(a)(2) Schedules

None.

(a)(3) Exhibits

The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	February 23, 2017

We, the undersigned directors and officers of Lantheus Holdings, Inc., hereby severally constitute and appoint Mary Anne Heino, John W. Crowley and Michael P. Duffy, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARY ANNE HEINO Mary Anne Heino	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017

/S/ JOHN W. CROWLEY John W. Crowley	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2017

/S/ BRIAN MARKISON Brian Markison	Non-Executive Chairman of the Board of Directors	February 23, 2017

/S/ DAVID BURGSTAHLER David Burgstahler	Director	February 23, 2017

/S/ JAMES CLEMMER James Clemmer	Director	February 23, 2017

/S/ SAMUEL R. LENO Samuel R. Leno	Director	February 23, 2017

/S/ JULIE H. MCHUGH Julie H. McHugh	Director	February 23, 2017

/S/ FREDERICK A. ROBERTSON Frederick A. Robertson	Director	February 23, 2017

Signature	Title	Date

/S/ DERACE L. SCHAFFER Derace L. Schaffer	Director	February 23, 2017

/S/ SRIRAM VENKATARAMAN Sriram Venkataraman	Director	February 23, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

2.1†	Amended and Restated Asset Purchase Agreement, effective January 7, 2016, by and between Lantheus MI Canada, Inc. and Isologic Innovative Radiopharmaceuticals Ltd.	10-Q/A	001-36569	2.1	August 25, 2016

2.2†	Share Purchase Agreement, effective August 11, 2016, by and between Lantheus Medical Imaging, Inc. and Global Medical Solutions, Ltd.	10-Q	001-36569	10.1	November 1, 2016

3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	June 30, 2015

3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	June 30, 2015

4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015

4.2	Indenture, dated as of May 10, 2010, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee.	S-4	333-169785	4.1	October 6, 2010

4.3	First Supplemental Indenture, dated as of March 14, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee.	8-K	333-169785	4.1	March 16, 2011

4.4	Second Supplemental Indenture, dated as of March 21, 2011, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee.	8-K	333-169785	4.1	March 21, 2011

4.5	Registration Rights Agreement, dated May 10, 2010, by and among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC, as guarantors, and Jefferies & Company, Inc.	S-4	333-169785	4.2	October 6, 2010

4.6	Registration Rights Agreement, dated March 21, 2011, by and among Lantheus Medical Imaging, Inc., Jefferies & Company, Inc., as representative of the initial purchasers and the guarantors party thereto.	8-K	333-169785	4.2	March 21, 2011

4.7	Form of 9.750% Senior Notes due 2017 (included in Exhibit 4.2).	S-4	333-169785	4.1	October 6, 2010

4.8	Third Supplemental Indenture, dated as of June 25, 2015, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc. and Lantheus MI Real Estate, LLC as guarantors, and Wilmington Trust FSB, as trustee.	8-K	001-36569	4.2	June 30, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

10.1	Advisory Services and Monitoring Agreement, dated January 8, 2007, by and between ACP Lantern Acquisition, Inc. (now known as Lantheus Medical Imaging, Inc.) and Avista Capital Holdings, L.P.	S-4	333-169785	10.3	October 6, 2010

10.2	Amended and Restated Shareholders Agreement, dated as of February 26, 2008 among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein.	S-4	333-169785	10.4	October 6, 2010

10.3	Employee Shareholders Agreement, dated as of May 8, 2008, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein.	S-4	333-169785	10.5	October 6, 2010

10.4†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.9	December 23, 2010

10.5†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.10	December 1, 2010

10.6†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-Q	333-169785	10.1	May 13, 2011

10.7†	Purchase and Supply Agreement, dated as of April 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc. (formerly known as MDS Nordion, a division of MDS (Canada) Inc.).	S-4	333-169785	10.12	December 23, 2010

10.8†	Amendment No. 1 to the Purchase and Supply Agreement, dated as of December 1, 2010, between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.	10-K	333-169785	10.13	March 8, 2011

10.9†	Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	S-4	333-169785	10.26	December 1, 2010

10.10†	Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	S-4	333-169785	10.14	December 23, 2010

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

10.11†	Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health.	S-4	333-169785	10.16	December 29, 2010

10.12†	First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare.	S-4	333-169785	10.17	December 1, 2010

10.13+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010

10.14+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010

10.15+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010

10.16+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010

10.17+	Lantheus Medical Imaging, Inc. Severance Plan Policy.	S-4	333-169785	10.24	October 6, 2010

10.18†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.	10-Q	333-169785	10.1	May 15, 2012

10.19†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.2	May 15, 2012

10.20†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.1	August 14, 2012

10.21†	Amendment No. 2, dated as of October 15, 2012, to the Purchase and Supply Agreement between Lantheus Medical Imaging, Inc. and Nordion (Canada) Inc.	10-K	333-169785	10.52	March 29, 2013

10.22†	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-K	333-169785	10.53	March 29, 2013

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

10.23†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Supply Agreement (Thallium and Generators) between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	10-K	333-169785	10.54	March 29, 2013

10.25†	Fission Mo-99 Supply Agreement, effective January 1, 2013, by and between Lantheus Medical Imaging, Inc. and the Institut National des Radioelements.	10-Q	333-169785	10.1	May 10, 2013

10.26+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013

10.27+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013

10.28+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013

10.30	Amended and Restated Credit Agreement date as of July 3, 2013, by and among Lantheus Medical Imaging Inc., Lantheus MI Intermediate Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, book runner and syndication agent.	10-Q	333-169785	10.1	August 7, 2013

10.33+	Employment Agreement, effective August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	10-K	333-169785	10.48	March 11, 2014

10.34	Amendment to Amended and Restated Credit Agreement, dated June 24, 2014, by and among Lantheus Medical Imaging Inc., Lantheus MI Intermediate Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, book runner and syndication agent.	S-1	333-196998	10.34	June 24, 2015

10.35	Amendment, dated June 25, 2015, to Amended and Restated Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain management shareholders named therein.	8-K	001-36569	10.2	June 30, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

10.36	Amendment, dated June 25, 2015, to Employee Shareholders Agreement, among Lantheus Holdings, Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., ACP-Lantern Co-Invest, LLC and certain employee shareholders named therein.	8-K	001-36569	10.3	June 30, 2015

10.37+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015

10.38+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015

10.39+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015

10.40+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015

10.41+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015

10.42+	Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-Q	333-169785	10.1	May 5, 2015

10.43	Affirmation and Assumption Agreement, dated June 25, 2015, to Amended and Restated Credit Agreement, dated July 3, 2013, among Lantheus Medical Imaging, Inc., Lantheus MI Intermediate, Inc., Lantheus MI Real Estate, LLC, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent and administrative agent and as sole lead arranger, book runner and syndication agent.	8-K	001-36569	10.1	June 30, 2015

10.46	Term Loan Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, each of the lenders party thereto, and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.4	June 30, 2015

10.47	Second Amended and Restated Credit Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and collateral agent, each of the lenders party thereto and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.5	June 30, 2015

10.49+	Amendment, dated June 25, 2015, to the Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	8-K	001-36569	10.7	June 30, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

10.50+	Amendment, dated June 25, 2015, to the Employment Agreement, dated August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	8-K	001-36569	10.8	June 30, 2015

10.52+	Amendment to Employment Agreement, dated August 31, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-Q	001-36569	10.2	November 4, 2015

10.53†	Term Sheet for Supply Agreement, dated November 19, 2015, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	10-K	001-36569	10.53	March 2, 2016

10.54+	Employment Agreement, effective August 12, 2013, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.1	May 3, 2016

10.55+	Amendment to Employment Agreement, effective June 22, 2015, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.2	May 3, 2016

10.56+	Amendment to Employment Agreement, effective March 25, 2016, by and between Lantheus Medical Imaging, Inc. and John Crowley.	10-Q	001-36569	10.3	May 3, 2016

10.57+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016

10.58†	Second Amendment, effective September 2, 2016, to the Manufacturing and Supply Agreement, dated as of February 1, 2012 and amended on May 3, 2012, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterSteir LLC.	10-Q	001-36569	10.2	November 1, 2016

21.1*	Subsidiaries of Lantheus Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included as part of the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1**	Certification pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission