Form 10-Q
period 2017-03-31
Lantheus Holdings, Inc.
filed 2017-05-02
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36569

LANTHEUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2318913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

331 Treble Cove Road, North Billerica, MA	01862
(Address of principal executive offices)	(Zip Code)

                         (978) 671-8001

(Registrant’s telephone number, including area code)

                                             Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑

The registrant had 37,263,418 of common stock, $0.01 par value, issued and outstanding as of April 28, 2017.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$40,882	$51,178
Accounts receivable, net	39,927	36,818
Inventory	19,790	17,640
Other current assets	6,084	5,183

Total current assets	106,683	110,819
Property, plant & equipment, net	92,086	94,187
Intangibles, net	14,288	15,118
Goodwill	15,714	15,714
Other long-term assets	20,792	20,060

Total assets	$249,563	$255,898

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$2,750	$3,650
Revolving line of credit	—	—
Accounts payable	17,566	18,940
Accrued expenses and other liabilities	18,814	21,249

Total current liabilities	39,130	43,839
Asset retirement obligations	9,630	9,370
Long-term debt, net	266,335	274,460
Other long-term liabilities	35,628	34,745

Total liabilities	350,723	362,414

Commitments and contingencies (See Note 12)

Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000,000 shares authorized; 37,077,587 and 36,756,106 shares issued and outstanding, respectively)	371	367
Additional paid-in capital	227,680	226,462
Accumulated deficit	(328,260)	(332,398)
Accumulated other comprehensive loss	(951)	(947)

Total stockholders’ deficit	(101,160)	(106,516)

Total liabilities and stockholders’ deficit	$249,563	$255,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$81,359	$76,474
Cost of goods sold	41,597	42,773

Gross profit	39,762	33,701

Operating expenses
Sales and marketing	10,214	9,307
General and administrative	12,270	9,513
Research and development	5,351	3,036

Total operating expenses	27,835	21,856
Gain on sale of assets	—	5,828

Operating income	11,927	17,673
Interest expense	(5,420)	(7,024)
Loss on extinguishment of debt	(2,161)	—
Other income	577	64

Income before income taxes	4,923	10,713
Provision for income taxes	785	390

Net income	$4,138	$10,323

Net income per common share outstanding:
Basic	$0.11	$0.34

Diluted	$0.11	$0.34

Weighted-average common shares outstanding:
Basic	36,888,718	30,368,240

Diluted	38,601,356	30,372,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$4,138	$10,323
Other comprehensive income (loss):
Foreign currency translation	(4)	340

Total other comprehensive income (loss)	(4)	340

Total comprehensive income	$4,134	$10,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$4,138	$10,323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	6,160	4,113
Provision for excess and obsolete inventory	285	497
Stock-based compensation	945	407
Gain on sale of assets	—	(5,828)
Loss on extinguishment of debt	2,161	—
Other	643	986
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(3,135)	(2,634)
Inventory	(2,427)	(304)
Other current assets	(1,250)	(1,042)
Accounts payable	1,200	2,070
Accrued expenses and other liabilities	(3,196)	(4,808)

Net cash provided by operating activities	5,524	3,780

Investing activities
Proceeds from sale of assets	335	9,000
Capital expenditures	(4,899)	(1,652)
Redemption of certificate of deposit—restricted	—	74

Net cash (used in) provided by investing activities	(4,564)	7,422

Financing activities
Payments on long-term debt	(284,551)	(933)
Proceeds from issuance of long-term debt	274,313	—
Proceeds from stock option exercises	632	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(355)	—
Deferred financing costs	(1,219)	—
Other	(74)	(11)

Net cash used in financing activities	(11,254)	(944)

Effect of foreign exchange rates on cash and cash equivalents	(2)	26

Net (decrease) increase in cash and cash equivalents	(10,296)	10,284
Cash and cash equivalents, beginning of period	51,178	28,596

Cash and cash equivalents, end of period	$40,882	$38,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its wholly-owned subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future period.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities Exchange Commission (“SEC”) on February 23, 2017. Certain amounts in the prior period have been reclassified to conform to the current period financial statement presentation.

Manufacturing Concentrations

The Company currently relies on Jubilant HollisterStier (“JHS”) as its sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials for TechneLite. The Company currently has on-going technology transfer activities for its next generation DEFINITY product with Samsung BioLogics (“SBL”) but can give no assurances as to when those technology transfer activities will be completed and when the Company will actually begin to receive supply of its next generation DEFINITY product from SBL.

2. Recent Accounting Pronouncements

The following table provides a description of recent accounting pronouncements that could have a material effect on the Company’s condensed consolidated financial statements:

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related additional amendments ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20

This ASU and related amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year.

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

Accounting Standards Adopted During the Three Months Ended March 31, 2017

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

	January 1, 2017	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

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

At March 31, 2017 and December 31, 2016, the Company’s financial assets that are measured at fair value on a recurring basis consist of money market funds which are classified as cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the consolidated balance sheets at fair value using quoted prices in active markets for identical assets (Level 1).

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2017	(in thousands)
Money market funds	$4,454	$4,454	$—	$—

	$4,454	$4,454	$—	$—

December 31, 2016
Money market funds	$3,565	$3,565	$—	$—

	$3,565	$3,565	$—	$—

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the rate impact of uncertain tax positions, valuation allowance changes and state taxes. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company’s tax provision was $0.8 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity and expected impact. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance against its domestic net deferred tax assets beginning in 2011, and in each year thereafter. The Company was profitable on a cumulative basis for the three year period ended March 31, 2017, but substantially all of that profitability was achieved during 2016 and the quarter ended March 31, 2017.

The Company continues to evaluate other negative evidence including customer concentration and contractual risk, the risk of Moly supply availability and cost, DEFINITY supplier risk, and certain product development risks, all of which provide for uncertainties around the Company’s future level of profitability. Based on its review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and has recorded a full valuation allowance against its domestic net deferred tax assets at March 31, 2017. The Company will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on the Company’s results of operations in that future period.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company entered into a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income in the condensed consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

5. Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$9,483	$9,658
Work in process	4,237	3,965
Finished goods	6,070	4,017

Total inventory	$19,790	$17,640

As of March 31, 2017 and December 31, 2016, the Company had $1.2 million of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months.

6. Property, Plant & Equipment, Net

Property, plant & equipment, net, consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Land	$14,950	$14,950
Buildings	70,732	70,628
Machinery, equipment and fixtures	66,271	65,407
Computer software	18,482	18,482
Construction in progress	8,991	7,224

	179,426	176,691
Less: accumulated depreciation and amortization	(87,340)	(82,504)

Total property, plant & equipment, net	$92,086	$94,187

Depreciation and amortization expense related to property, plant & equipment, net, was $5.1 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.

Property, plant & equipment dedicated to research and development (“R&D”) activities had a carrying value of $2.7 million as of March 31, 2017. The Company believes these fixed assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner.

7. Asset Retirement Obligations

The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The operations of the Company have radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of the North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of March 31, 2017, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.

The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2017	$9,370
Accretion expense	260

Balance at March 31, 2017	$9,630

8. Financing Arrangements

On March 30, 2017, the Company refinanced its previous $365.0 million seven-year term loan agreement (the facility thereunder, the “2015 Term Facility”) with a new five-year $275.0 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, the Company replaced its previous $50.0 million five-year asset based loan facility (the “ABL Facility”) with a new $75.0 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”). The terms of the 2017 Facility are set forth in that certain Amended and Restated Credit Agreement, dated as of March 30, 2017 (the “Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The 2017 Term Facility was issued net of a 0.25% discount of $0.7 million. The Company has the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.

The net proceeds of the 2017 Term Facility, together with approximately $15.3 million of cash on hand, were used to refinance in full the aggregate remaining principal amount of the loans outstanding under the 2015 Term Facility and pay related interest, transaction fees and expenses. No amounts were outstanding under the ABL Facility at that time. The Company accounted for the refinancing as both a debt extinguishment and debt modification by evaluating the refinancing on a creditor by creditor basis. The Company recorded a loss on extinguishment of debt of $2.2 million related to the write-off of unamortized debt issuance costs and incurred general and administrative expenses of $1.7 million related to third-party costs associated with the modified debt. In addition, the Company incurred and capitalized $1.6 million of new debt issuance costs related to the refinancing.

2017 Term Facility

The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At March 31, 2017, the Company’s interest rate under the 2017 Term Facility was 5.5%.

The Company is permitted to voluntarily prepay the Term Loans, in whole or in part, subject to a 1.00% prepayment premium applicable if, during the first 6 months of the 2017 Term Facility, the Company makes any prepayment of the Term Loans in connection with a repricing transaction (as defined in the Credit Agreement). The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.

The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of March 31, 2017:

(in thousands)	Amount
Remainder of 2017	$2,063
2018	2,750
2019	2,750
2020	2,750
2021	2,750
2022 and thereafter	261,937

Total principal outstanding	275,000
Unamortized debt discount	(2,512)
Unamortized debt issuance costs	(3,403)

Total	269,085
Less: current portion	(2,750)

Total long-term debt	$266,335

2017 Revolving Facility

Under the terms of the 2017 Revolving Facility, the lenders thereunder agreed to extend credit to the Company from time to time until March 30, 2022 (the “Revolving Termination Date”) consisting of revolving loans (the “Revolving Loans” and, together with the Term Loans, the “Loans”) in an aggregate principal amount not to exceed $75.0 million (the “Revolving Commitment”) at any time outstanding. The 2017 Revolving Facility includes a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The Letters of Credit and the borrowings under the 2017 Revolving Facility are expected to be used for working capital and other general corporate purposes.

The Revolving Loans under the 2017 Revolving Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 3.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50%. The 2017 Revolving Facility also includes an unused line fee, which is set at 0.375% while the Company’s secured leverage ratio (as defined in the Credit Agreement) is greater than 3.00 to 1.00 and 0.25% when the Company’s secured leverage ratio is less than or equal to 3.00 to 1.00.

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of March 31, 2017, there were no outstanding borrowings under the 2017 Revolving Facility.

2017 Facility Covenants

The 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The 2017 Facility requires the Company to be in quarterly compliance, measured on a trailing four quarter basis, with a financial covenant. The maximum consolidated leverage ratio permitted by the financial covenant is displayed in the table below:

2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q1 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00

The 2017 Facility contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

Upon an event of default, the administrative agent under the Credit Agreement will have the right to declare the Loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced.

The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC (“LMI-RE”), and obligations under the 2017 Facility are generally secured by first priorities liens over substantially all of the assets of each of LMI, Holdings and LMI-RE owned as of March 30, 2017 or thereafter acquired.

9. Stock-Based Compensation

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of goods sold	$139	$67
Sales and marketing	124	48
General and administrative	551	233
Research and development	131	59

Total stock-based compensation expense	$945	$407

10. Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if those securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted-average shares outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2017	2016
Net income	$4,138	$10,323

Basic weighted-average common shares outstanding	36,888,718	30,368,240
Effect of dilutive restricted stock awards	1,409,647	4,451
Effect of dilutive stock options	302,991	—

Diluted weighted-average common shares outstanding	38,601,356	30,372,691

Basic income per common share outstanding	$0.11	$0.34

Diluted income per common share outstanding	$0.11	$0.34

Antidilutive securities excluded from diluted income per common share
Stock options and nonvested restricted stock	386,996	2,221,940

11. Other Income

Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Foreign currency gains (losses)	$85	$(237)
Tax indemnification income	490	296
Other income	2	5

Total other income	$577	$64

12. Legal Proceedings and Contingencies

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

As of March 31, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

13. Related Party Transactions

The Company’s largest shareholder, Avista Capital Partners, L.P. and its affiliates (“Avista”), is also a principal owner of certain of the Company’s vendors. Related party expenses consisted of the following:

		Three Months Ended
		March 31,
(in thousands)	Transaction Type	2017	2016
Avista	Offering costs paid on behalf of Avista pursuant to registration rights agreement	$149	$—
INC Research Holdings, Inc. (“INC”)*	Pharmacovigilance services	—	166
VWR Scientific	Inventory supplies	208	103

Total related party expenses		$357	$269

*	During the year ended December 31, 2016, Avista’s relationship with INC changed and Avista was no longer considered a principal owner of that Company. Related party expenses included in this table represent expenses incurred during the period under which the Company and INC were under common ownership by Avista.

Amounts billed and unbilled for related parties included in accounts payable and accrued expenses are immaterial at both March 31, 2017 and December 31, 2016.

14. Segment Information

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

Selected information for each operating segment is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenues from external customers
U.S.	$71,027	$64,933
International	10,332	11,541

Total revenues from external customers	$81,359	$76,474

Operating income
U.S.	$11,168	$11,398
International	759	6,275

Operating income	11,927	17,673
Interest expense	(5,420)	(7,024)
Loss on extinguishment of debt	(2,161)	—
Other income	577	64

Income before income taxes	$4,923	$10,713

15. Subsequent Events

Increase in Shares Reserved Under the 2015 Equity Incentive Plan

At the Company’s annual meeting of stockholders, held on April 27, 2017 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,200,000 shares, to an aggregate of 5,755,277 shares.

Employee Stock Purchase Plan

At the Annual Meeting, the Company’s stockholders also approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which authorized the issuance of up to 250,000 shares of common stock thereunder. Under the terms of the 2017 ESPP, eligible U.S. employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six-month offering periods, which will generally begin in March and September of each year. The purchases would be effected on the last business day of the offering period at a 15% discount to the closing price on that day. The 2017 ESPP was implemented, subject to stockholders approval, on March 10, 2017, and the first purchases thereunder will be on September 13, 2017.

Collaboration and License Agreement with GE Healthcare Limited

On April 25, 2017, the Company announced that it entered into a definitive, exclusive Collaboration and License Agreement (the “License Agreement”) with GE Healthcare Limited (“GE Healthcare”) for the continued Phase III development and worldwide commercialization of flurpiridaz F 18, an investigational positron emission tomography myocardial perfusion imaging agent that may improve the diagnosis of coronary artery disease.

Under the exclusive License Agreement, GE Healthcare will fund the second Phase III flurpiridaz F 18 clinical study, worldwide regulatory approvals and its worldwide launch and commercialization, with the Company collaborating in both development and commercialization through a joint steering committee. The Company will maintain the option to co-promote the agent in the U.S. GE Healthcare’s development plan will initially focus on obtaining regulatory approval in the U.S., Japan, Europe and Canada.

In April 2017, in connection with the License Agreement, GE Healthcare made a $5.0 million upfront cash payment to the Company. In addition, if flurpiridaz F 18 receives regulatory approvals and is commercially successful, the Company will receive:

•	up to $60.0 million in regulatory and sales milestones payments;

•	tiered double-digit royalties on U.S. sales;

•	increased, tiered double-digit royalties on U.S. sales generated under the Company’s co-promote option; and,

•	mid-single-digit royalties on sales outside of the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition; (ii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; (iii) our outlook and expectations related to products manufactured at Jubilant HollisterStier (“JHS”) and global isotope supply; and (iv) our liquidity, including our belief that our existing cash, cash equivalents, anticipated revenues and availability under our 2017 Revolving Facility are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Such statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	Our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and the segment competition from other echocardiography contrast agents, including Optison from GE Healthcare and Lumason from Bracco Diagnostics Inc. (“Bracco”);

•	Risks associated with revenues and unit volumes for Xenon in pulmonary studies and the potential competition in this generic segment from Curium (formerly known as Mallinckrodt Nuclear Imaging; purchased by IBA Molecular in January 2017 and renamed Curium in April 2017);

•	Our dependence on key customers for our medical imaging products, and our ability to maintain and profitably renew our contracts with those key customers, including Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), GE Healthcare and Triad Isotopes (“Triad”);

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including DEFINITY at JHS;

•	Risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites, including our next generation DEFINITY product at Samsung BioLogics (“SBL”);

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The instability of the global Molybdenum-99 (“Moly”) supply;

•	The dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

•	The ability of GE Healthcare to successfully complete the Phase III development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•	The extensive costs, time and uncertainty associated with new product development, including further product development potentially relying on external development partners;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act;

•	Our inability to utilize or limitations in our ability to utilize net operating loss carryforwards to reduce our future tax liability;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the SEC. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Investor Information

We routinely make available important information, including copies of our annual, periodic and current reports filed or furnished with the SEC under the Exchange Act, free of charge on our website at http://www.investor.lantheus.com. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of, this Quarterly Report on Form 10-Q, and any website references are not intended to be made through active hyperlinks.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our Product Portfolio

Our principal products include the following:

•	DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019 and its manufacturing patent will expire in 2021. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will expire in 2019. We also have an active next generation development program for this agent.

•	TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its main active ingredient.

•	Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also for imaging cerebral blood flow. Xenon is manufactured by a third party and is processed and finished by us.

Sales of our contrast agent, DEFINITY, are made in the U.S. and Canada through our direct sales team of approximately 80 employees. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the U.S., we own one radiopharmacy in Puerto Rico, where we sell our own products as well as products of third parties to end-users. In January 2016, we sold our Canadian radiopharmacies to Isologic and entered into a supply agreement under which we supply Isologic with certain of our products on commercial terms, including certain product purchase commitments by Isologic. In August 2016, we sold our Australian radiopharmacy servicing business to GMS, and entered into a supply agreement under which we supply GMS with certain of our products on commercial terms, including certain minimum product purchase commitments by GMS. We also maintain our own direct sales force in Canada so that we can control the importation, marketing, distribution and sale of our imaging agents in Canada. In Europe, Australia, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

The following table sets forth our revenues derived from our principal products:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenues	2016	% of Revenues
DEFINITY	$37,712	46.4%	$31,422	41.1%
TechneLite	26,825	33.0%	24,836	32.5%
Xenon	8,060	9.9%	8,174	10.7%
Other	8,762	10.7%	12,042	15.7%

Total revenues	$81,359	100.0%	$76,474	100.0%

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

The future growth of our DEFINITY sales will be dependent on our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and, as discussed below in “—Inventory Supply,” on the ability of JHS to continue to manufacture and release DEFINITY on a timely and consistent basis. See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms” of our Annual Report on Form 10-K for the year ended December 31, 2016.

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY, which we estimated as having approximately 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2016, Optison from GE Healthcare and Lumason from Bracco.

Competition for Xenon

Xenon gas for lung ventilation diagnosis is our third largest product by revenues. Historically, several companies, including Mallinckrodt Nuclear Imaging, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016, we were the only supplier of this imaging agent in the U.S. In March 2016, Mallinckrodt Nuclear Imaging received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of this offering, we believe we are at risk for volume loss and price erosion for those customers which are not subject to price or volume commitments with us. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements with customers at committed volumes and reduced prices. These steps have resulted in predictable Xenon unit volumes. See Part I, Item 1A. “Risk Factors —We face potential supply and demand challenges for Xenon” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Inventory Supply

Our products consist of contrast imaging agents and radiopharmaceuticals (including technetium generators). We obtain a substantial portion of our imaging agents from third party suppliers. JHS is currently our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval from certain foreign regulatory authorities for JHS to manufacture certain of our products. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S.

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We currently have on-going technology transfer activities for our next generation DEFINITY product with SBL, but we cannot give any assurances as to if and when that technology transfer will be completed and when we will actually receive supply of next generation DEFINITY product from SBL. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Global Isotope Supply

We currently have Moly supply agreements with NTP of South Africa and ANSTO of Australia, and with IRE of Belgium, each running through December 31, 2017, and a Xenon supply agreement with IRE which runs through June 30, 2019, subject to extensions.

We believe we are well-positioned with ANSTO, IRE and NTP to have a secure supply of Moly, including low-enriched Moly produced from targets containing less than 20% of Uranium-235 (“LEU Moly”). From November 2016, the NRU reactor transitioned from providing regular supply of medical isotopes to providing only emergency back-up supply of HEU based Moly through March 2018. ANSTO has already significantly increased its Moly production capacity from its existing facility in August 2016 and has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity, which is expected to be in commercial operation in the first half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. The new ANSTO and IRE production capacity is expected to replace and exceed what was the NRU’s most recent routine production.

We are receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers. We believe we are well-positioned to supply Xenon to our customers. See Part I, Item 1A. “Risk Factors —We face potential supply and demand challenges for Xenon” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Demand for TechneLite

We believe that due to industry-wide cost containment initiatives that have resulted in a transition of where imaging procedures are performed, from free-standing imaging centers to the hospital setting, the total MPI market has been essentially flat since 2011. Our 2016 sales of TechneLite generators exceeded our expectations because of opportunistic sales when customers could not obtain sufficient generators from other suppliers. We can give no assurances that such opportunistic sales will be replicated in 2017.

In November 2016, CMS announced the 2017 final Medicare payment rules for hospital outpatient settings. Under the final rules, each technetium dose produced from a generator for a diagnostic procedure in a hospital outpatient setting is reimbursed by Medicare at a higher rate if that technetium dose is produced from a generator containing at least 95% LEU Moly. In January 2013, we began to offer a TechneLite generator which contains at least 95% LEU Moly and which satisfies the requirements for reimbursement under this incentive program. Although demand for LEU generators appears to be growing, we do not know when, or if, this incremental reimbursement for LEU Moly generators will result in a material increase in our generator sales.

Research and Development Expenses

To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded R&D programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18. In the future, we may also seek to engage strategic partners for our 18F LMI 1195 and LMI 1174 programs. See Part I, Item 1. “Business—Research and Development—Proposed GE Healthcare Transaction” and Part I, Item 1A. “Risk Factors—We may not be able to further develop or commercialize our agents in development without successful strategic partners” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Segments

We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenue and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.

Executive Overview

Our results for the three months ended March 31, 2017 as compared to the corresponding period in 2016 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	increased revenues for TechneLite, mainly the result of higher contracted volumes from certain customers;

•	lower international revenues as a result of the sales of our Canadian and Australian radiopharmacies;

•	increased depreciation as a result of the scheduled decommissioning of certain long-lived assets; and,

•	general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt as well as a related $2.2 million loss on the extinguishment of debt during the period.

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenues	$81,359	$76,474
Cost of goods sold	41,597	42,773

Gross profit	39,762	33,701

Operating expenses
Sales and marketing	10,214	9,307
General and administrative	12,270	9,513
Research and development	5,351	3,036

Total operating expenses	27,835	21,856
Gain on sale of assets	—	5,828

Operating income	11,927	17,673
Interest expense	(5,420)	(7,024)
Loss on extinguishment of debt	(2,161)	—
Other income	577	64

Income before income taxes	4,923	10,713
Provision for income taxes	785	390

Net income	$4,138	$10,323

Comparison of the Periods Ended March 31, 2017 and 2016

Revenues

Segment revenues are summarized by product as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.
DEFINITY	$36,923	$30,793	$6,130	19.9%
TechneLite	23,308	21,733	1,575	7.2%
Xenon	8,058	8,172	(114)	(1.4)%
Other	2,738	4,235	(1,497)	(35.3)%

Total U.S. revenues	71,027	64,933	6,094	9.4%

International
DEFINITY	789	629	160	25.4%
TechneLite	3,517	3,103	414	13.3%
Xenon	2	2	—	0.0%
Other	6,024	7,807	(1,783)	(22.8)%

Total International revenues	10,332	11,541	(1,209)	(10.5)%

Total revenues	$81,359	$76,474	$4,885	6.4%

The increase in U.S. segment revenues for the three months ended March 31, 2017, as compared to the prior year period is primarily due to a $6.1 million increase in DEFINITY revenues as a result of higher unit volumes, and a $1.6 million increase in TechneLite revenues primarily as a result of a contract with a significant customer that increased unit volumes. Offsetting these increases was a $0.8 million decrease in Ablavar revenues as the product is no longer sold, as well as a $0.5 million decrease due to rebate and allowance provisions.

The decrease in the International segment revenues for the three months ended March 31, 2017, as compared to the prior year period, is primarily the result of the sale of the Australian radiopharmacy business, partially offset by a $0.2 million favorable foreign exchange impact.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, as of January 1, 2017	$2,297
Current provisions relating to revenues in current year	2,169
Adjustments relating to prior years’ estimate	(97)
Payments/credits relating to revenues in current year	(691)
Payments/credits relating to revenues in prior years	(1,136)

Balance, as of March 31, 2017	$2,542

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization and other costs related to our commercial products. In addition, it includes the write-off of excess and obsolete inventory.

Cost of goods sold is summarized by segment as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.	$33,057	$33,210	$(153)	(0.5)%
International	8,540	9,563	(1,023)	(10.7)%

Total cost of goods sold	$41,597	$42,773	$(1,176)	(2.7)%

The decrease in the U.S. segment cost of goods sold for the three months ended March 31, 2017 as compared to the prior year period is primarily due to lower material costs, lower amortization expense and less inventory write offs, partially offset by costs associated with the increase in sales volume as noted above.

The decrease in the International segment cost of goods sold in the three months ended March 31, 2017, as compared to the prior year period, is primarily due to lower manufacturing costs for certain products as a result of the sales of our Canadian and Australian radiopharmacy businesses.

Gross Profit

Gross profit is summarized by segment as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.	$37,969	$31,723	$6,246	19.7%
International	1,793	1,978	(185)	(9.4)%

Total gross profit	$39,762	$33,701	$6,061	18.0%

The increase in the U.S. segment gross profit for the three months ended March 31, 2017 over the prior year period is primarily due to higher DEFINITY unit volumes and lower material costs.

The decrease in the International segment gross profit for the three months ended March 31, 2017 over the prior year period is primarily due to lower manufacturing and supply costs for certain products as a result of the sales of our Canadian and Australian radiopharmacy businesses. This decrease was partially offset by a $0.2 million favorable foreign exchange impact.

Sales and Marketing

Sales and marketing expense is summarized by segment as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.	$9,566	$8,305	$1,261	15.2%
International	648	1,002	(354)	(35.3)%

Total sales and marketing	$10,214	$9,307	$907	9.7%

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

The increase in the U.S. segment sales and marketing expenses for the three months ended March 31, 2017 over the prior year period is primarily due to employee related expenses, advertising, market research and promotional program expenses.

The decrease in the International segment sales and marketing expenses for the three months ended March 31, 2017 over the prior year period is primarily due to lower headcount.

General and Administrative

General and administrative expense is summarized by segment as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.	$12,106	$9,154	$2,952	32.2%
International	164	359	(195)	(54.3)%

Total general and administrative	$12,270	$9,513	$2,757	29.0%

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

The increase in the U.S. segment general and administrative expenses for the three months ended March 31, 2017 over the prior year period is primarily due to $1.7 million of debt refinancing costs, higher employee related expenses and higher legal fees.

The decrease in the International segment general and administrative expenses for the three months ended March 31, 2017 over the prior year period is primarily due to lower employee headcount and related expenses.

Research and Development

Research and development expense is summarized by segment as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
U.S.	$5,129	$2,867	$2,262	78.9%
International	222	169	53	31.4%

Total research and development	$5,351	$3,036	$2,315	76.3%

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

The increase in the U.S. segment research and development expenses for the three months ended March 31, 2017 over the prior year period is primarily due to an increase in depreciation expense as a result of the scheduled decommissioning of certain long-lived assets associated with research and development operations, partially offset by lower pharmacovigilance expenses due to the transition to a new vendor in the prior year.

The International segment research and development expenses for the three months ended March 31, 2017 were in line with the prior year period.

Gain on Sale of Assets

Effective January 7, 2016, our Canadian subsidiary entered into an asset purchase agreement, pursuant to which it would sell substantially all of the assets of our Canadian radiopharmacies and Gludef manufacturing and distribution business to one of our existing Canadian radiopharmacy customers. The purchase price for the asset sale was $9.0 million in cash, resulting in a pre-tax gain of $5.8 million recorded within operating income during the quarter ended March 31, 2016.

Interest Expense

For the three months ended March 31, 2017, compared to the same period in 2016, interest expense decreased by $1.6 million as a result of our lower principal balance outstanding on our Term Facility due to required quarterly principal payments and the voluntary principal prepayments we made during September and November 2016.

Loss on Extinguishment of Debt

For the three months ended March 31, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 8, “Financing Arrangements” to our condensed consolidated financial statements.

Provision for Income Taxes

Provision for income taxes for the periods presented is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change $	Change %
Provision for income taxes	$785	$390	$395	101.3%

Our provision for income taxes results primarily from interest and penalties associated with uncertain tax positions, offset by reversals of those positions as statutes lapse or are settled during the year, as well as taxes due in certain foreign jurisdictions where we generate taxable income. The $0.4 million increase in the tax provision for the three months ended March 31, 2017, as compared to the same period in 2016 primarily reflects the lack of statute lapses and consequent liability releases in the current period, when compared with the prior year period.

We regularly assesses our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluate all available positive and negative evidence, and weigh the evidence based on its objectivity and expected impact. Evidence considered included our history of net operating losses, which resulted in our recording of a full valuation allowance against our domestic net deferred tax assets beginning in 2011, and in each year thereafter. We were profitable on a cumulative basis for the three year period ended March 31, 2017, but substantially all of that profitability was achieved during 2016 and the quarter ended March 31, 2017.

We continue to evaluate other negative evidence, including customer concentration and contractual risk, the risk of Moly supply availability and cost, DEFINITY supplier risk, and certain product development risks, all of which provide for uncertainties around our future level of profitability. Based on our review of all available evidence, we determined that we have not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and have recorded a full valuation allowance against our domestic net deferred tax assets at March 31, 2017. We will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on our results of operations in that future period.

Our effective tax rate for the periods presented are as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Effective tax rate	16.0%	3.6%

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$5,524	$3,780
Net cash (used in) provided by investing activities	$(4,564)	$7,422
Net cash used in financing activities	$(11,254)	$(944)

Net Cash Provided by Operating Activities

Cash provided by operating activities of $5.5 million for the three months ended March 31, 2017 was driven primarily by net income of $4.1 million plus $6.2 million of depreciation, amortization and accretion expense, $0.9 million of stock-based compensation expense and a $2.2 million loss on debt extinguishment. These net sources of cash were offset by a decrease in cash from working capital. Our working capital decrease was driven primarily by a $3.2 million decrease in accrued expenses and other liabilities due to the payment of prior year annual bonuses, a $3.1 million decrease in accounts receivable due to increases in certain major customer balances, a $2.4 million decrease due to inventory movements during the period, offset by a $1.2 million increase in accounts payable as a result of the timing of payment runs.

Cash provided by operating activities of $3.8 million for the three months ended March 31, 2016 was driven primarily by net income of $10.3 million plus $4.1 million of depreciation, amortization and accretion expense, which was offset by the gain on sale of assets of $5.8 million. These net sources of cash were offset by a decrease in cash from working capital. Our working capital decrease was driven primarily by a $4.8 million decrease in accrued expenses and other liabilities due to the payment of prior year annual bonuses, a $2.6 million decrease in accounts receivable due to increases in certain major customer balances, offset by a $2.1 million increase in accounts payable as a result of the timing of payment runs.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 reflected $4.9 million in capital expenditures offset by the cash proceeds of $0.3 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.

Net cash provided by investing activities during the three months ended March 31, 2016 was primarily due to cash proceeds of $9.0 million received from the sale of assets from our Canadian radiopharmacy business, which was offset by $1.7 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 is primarily related to the net outflow of $11.5 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.

External Sources of Liquidity

On June 30, 2015, we completed our initial public offering, entered into a $365.0 million seven-year term facility (the “2015 Term Facility”) and amended and restated our revolving facility (the “2015 Revolving Facility”) that had a borrowing capacity of $50.0 million. The net proceeds of the 2015 Term Facility and the initial public offering together with available cash were used to repay in full the aggregate principal amount of the $400.0 million of Senior Notes due in 2017 then outstanding, and pay related premiums, interest and expenses and pay down $8.0 million of borrowings under the 2015 Revolving Facility.

In September 2016, we completed a follow-on underwritten offering of 5,200,000 shares of common stock and utilized the net proceeds to us from this offering, combined with cash on hand, to prepay $55.0 million of the principal balance of our 2015 Term Facility. In November 2016, we completed a second follow-on underwritten offering that included 1,000,000 shares of common stock offered by us and utilized the net proceeds to us from this offering, combined with cash on hand, to prepay $20.0 million of the principal balance of our 2015 Term Facility. As of December 31, 2016, the principal balance outstanding on our 2015 Term Facility was $284.5 million.

In March 2017, we refinanced the 2015 Term Facility with a new five-year $275.0 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, we replaced our 2015 Revolving Facility with a new $75.0 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”, the terms of which are set forth in the Credit Agreement). The 2017 Term Facility was issued net of a 0.25% discount of $0.7 million. We have the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.

We used the net proceeds of the 2017 Term Facility, together with approximately $15.3 million of cash on hand, to refinance in full the aggregate remaining principal amount of the loans outstanding under the 2015 Term Facility and pay related interest, transaction fees and expenses. No amounts were outstanding under the 2015 Revolving Facility at that time.

The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At March 31, 2017, our interest rate under the 2017 Term Facility was 5.5%.

We are permitted to voluntarily prepay the Term Loans, in whole or in part, subject to a 1.00% prepayment premium applicable if, during the first 6 months of the 2017 Term Facility, we make any prepayment of the Term Loans in connection with a repricing transaction (as defined in the Credit Agreement). The 2017 Term Facility requires us to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.

Under the terms of the 2017 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until March 30, 2022 (the “Revolving Termination Date”) consisting of revolving loans (the “Revolving Loans” and, together with the Term Loans, the “Loans”) in an aggregate principal amount not to exceed $75.0 million (the “Revolving Commitment”) at any time outstanding. The 2017 Revolving Facility includes a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The Letters of Credit and the borrowings under the 2017 Revolving Facility are expected to be used for working capital and other general corporate purposes.

The Revolving Loans under the 2017 Revolving Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50%. The 2017 Revolving Facility also includes an unused line fee, which is set at 0.375% while our secured leverage ratio (as defined in the Credit Agreement) is greater than 3.00 to 1.00 and 0.25% when our secured leverage ratio is less than or equal to 3.00 to 1.00.

We are permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, we must prepay the Revolving Loans in an amount equal to such excess. The 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The 2017 Facility requires us to be in quarterly compliance, measured on a trailing four quarter basis, with a financial covenant. The maximum consolidated leverage ratio permitted by the financial covenant is displayed in the table below:

2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q1 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00

The 2017 Facility contains usual and customary restrictions on our ability and that of our subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

Upon an event of default, the administrative agent under the Credit Agreement will have the right to declare the Loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced.

The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC (“LMI-RE”), and obligations under the 2017 Facility are generally secured by first priorities liens over substantially all of the assets of each of LMI, Holdings and LMI-RE owned as of March 30, 2017 or thereafter acquired.

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include prepayments of our term loans or other retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	Our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

•	The pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY and any additional products that we may market in the future;

•	Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;

•	The costs of further commercialization of our existing products, particularly in international markets, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;

•	The costs of investing in our facilities, equipment and technology infrastructure;

•	The costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products;

•	The extent to which we acquire or invest in products, businesses and technologies;

•	The extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products;

•	The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

•	The cost of interest on any additional borrowings which we may incur under our financing arrangements.

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

At March 31, 2017, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $40.9 million of cash and cash equivalents at March 31, 2017. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting total net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.

Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our 2017 Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.

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

There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We are required to provide the U.S. Nuclear Regulatory Commission, or NRC, and Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure, though we do not intend to close the facility. We have provided this financial assurance in the form of a $28.2 million surety bond.

Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. For further information, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to purchases of common stock we made during the quarter ending March 31, 2017. The Company does not have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, and amended April 26, 2016 and as further amended on April 27, 2017, provides for the withholding of shares held by employees to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2017**	40,173	$8.84	*	*
February 2017	—	$—	*	*
March 2017	—	$—	*	*

Total	40,173		*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.
**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise of vesting of equity awards.

Dividend Policy

We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to repay indebtedness and to finance the growth and development of our business. Our ability to pay dividends are restricted by our financing arrangements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits called for by this item is incorporated by reference to the Exhibit Index of this Quarterly Report on Form 10-Q included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date:	May 2, 2017

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN W. CROWLEY
Name:	John W. Crowley
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 2, 2017

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1*	Amended and Restated Credit Agreement, dated as of March 30, 2017, by and among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith