Form 10-Q
period 2017-06-30
Lantheus Holdings, Inc.
filed 2017-08-01
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 37,350,751 shares of common stock, $0.01 par value, outstanding as of July 28, 2017.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$57,154	$51,178
Accounts receivable, net	43,246	36,818
Inventory	21,151	17,640
Other current assets	4,072	5,183

Total current assets	125,623	110,819
Property, plant & equipment, net	91,863	94,187
Intangibles, net	13,456	15,118
Goodwill	15,714	15,714
Other long-term assets	21,222	20,060

Total assets	$267,878	$255,898

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$2,750	$3,650
Revolving line of credit	—	—
Accounts payable	17,674	18,940
Accrued expenses and other liabilities	22,640	21,249

Total current liabilities	43,064	43,839
Asset retirement obligations	9,891	9,370
Long-term debt, net	265,929	274,460
Other long-term liabilities	36,174	34,745

Total liabilities	355,058	362,414

Commitments and contingencies (See Note 12)
Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 37,348 and 36,756 shares issued and outstanding, respectively)	373	367
Additional paid-in capital	228,083	226,462
Accumulated deficit	(314,665)	(332,398)
Accumulated other comprehensive loss	(971)	(947)

Total stockholders’ deficit	(87,180)	(106,516)

Total liabilities and stockholders’ deficit	$267,878	$255,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$88,837	$77,966	$170,196	$154,440
Cost of goods sold	42,890	42,215	84,487	84,988

Gross profit	45,947	35,751	85,709	69,452

Operating expenses
Sales and marketing	11,603	9,843	21,817	19,150
General and administrative	11,203	9,238	23,473	18,751
Research and development	5,244	2,608	10,595	5,644

Total operating expenses	28,050	21,689	55,885	43,545
Gain on sale of assets	—	(117)	—	(5,945)

Operating income	17,897	14,179	29,824	31,852
Interest expense	4,285	6,983	9,705	14,008
Loss on extinguishment of debt	—	—	2,161	—
Other income	(552)	(401)	(1,129)	(466)

Income before income taxes	14,164	7,597	19,087	18,310
Provision for income taxes	569	247	1,354	637

Net income	$13,595	$7,350	$17,733	$17,673

Net income per common share outstanding:
Basic	$0.37	$0.24	$0.48	$0.58

Diluted	$0.35	$0.24	$0.46	$0.58

Weighted-average common shares outstanding:
Basic	37,235	30,378	37,063	30,373

Diluted	38,900	30,543	38,726	30,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$13,595	$7,350	$17,733	$17,673
Other comprehensive income (loss):
Foreign currency translation	(20)	(84)	(24)	256

Total other comprehensive income (loss)	(20)	(84)	(24)	256

Total comprehensive income	$13,575	$7,266	$17,709	$17,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$17,733	$17,673
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	11,271	8,423
Amortization of debt related costs	696	935
Provision for excess and obsolete inventory	730	818
Stock-based compensation	2,107	992
Gain on sale of assets	—	(5,945)
Loss on extinguishment of debt	2,161	—
Other	781	118
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(6,368)	(2,009)
Inventory	(4,232)	525
Other current assets	(249)	393
Accounts payable	767	1,474
Accrued expenses and other liabilities	694	(1,982)

Net cash provided by operating activities	26,091	21,415

Investing activities
Proceeds from sale of assets	1,234	9,000
Capital expenditures	(8,301)	(2,388)
Other	—	74

Net cash (used in) provided by investing activities	(7,067)	6,686

Financing activities
Payments on long-term debt	(285,265)	(1,861)
Proceeds from issuance of long-term debt	274,313	—
Proceeds from stock option exercises	1,078	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1,557)	—
Deferred financing costs	(1,576)	—
Other	(74)	(11)

Net cash used in financing activities	(13,081)	(1,872)

Effect of foreign exchange rates on cash and cash equivalents	33	26
Net increase in cash and cash equivalents	5,976	26,255
Cash and cash equivalents, beginning of period	51,178	28,596

Cash and cash equivalents, end of period	$57,154	$54,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future period.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities Exchange Commission (“SEC”) on February 23, 2017. Certain immaterial amounts in the prior period have been reclassified to conform to the current period financial statement presentation.

Manufacturing Concentrations

The Company currently relies on Jubilant HollisterStier (“JHS”) as its sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials for TechneLite. The Company currently has on-going development and technology transfer activities for its next generation DEFINITY product with Samsung BioLogics (“SBL”) located in South Korea but can give no assurances as to when those technology transfer activities will be completed and when the Company will begin to receive supply of its next generation DEFINITY product from SBL.

2. Summary of Significant Accounting Policies

Collaboration and License Agreement with GE Healthcare Limited

On April 25, 2017, the Company announced that it entered into a definitive, exclusive Collaboration and License Agreement (the “License Agreement”) with GE Healthcare Limited (“GE Healthcare”) for the continued Phase III development and worldwide commercialization of flurpiridaz F 18, an investigational positron emission tomography myocardial perfusion imaging agent that may improve the diagnosis of coronary artery disease. Under the License Agreement, GE Healthcare will complete the worldwide development of flurpiridaz F 18, pursue worldwide regulatory approvals and, if successful, lead a worldwide launch and commercialization of the agent, with LMI collaborating on both development and commercialization through a joint steering committee. LMI has an option to co-promote the agent in the U.S. GE Healthcare’s development plan will initially focus on obtaining regulatory approval for flurpiridaz F 18 in the U.S., Japan, Europe and Canada.

Under the terms of the License Agreement, the Company received an up-front payment of $5.0 million. In addition, the Company is eligible to receive, from GE Healthcare, up to $60.0 million in regulatory and sales-based milestones and tiered double-digit royalties on U.S. sales and mid-single digit royalties on sales outside the U.S. Because the Company concluded there was only one significant deliverable under the License Agreement, consisting of the license of the product which occurred upon the signing of the License Agreement, the Company recognized approximately $5.0 million associated with entering into the license as revenue in the three and six months ended June 30, 2017. In addition, because the Company concluded that the regulatory and sales-based milestones are solely dependent on GE Healthcare’s performance and there are no continuing performance obligations from the Company, all development and sales milestones under the License Agreement are considered non-substantive. As of June 30, 2017, the Company has not recognized those milestones as revenue under the License Agreement and will recognize such revenue in the periods the milestones are achieved. Similarly, the Company will recognize royalty revenues in the periods of the sale of the related products, provided that the reported sales are reliably measureable, collectability is reasonably assured and the Company has no further performance obligations.

Recent Accounting Pronouncements

The following table provides a description of recent accounting pronouncements that may have a material effect on the Company’s condensed consolidated financial statements:

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

This ASU clarifies when to account for a change to the terms or conditions of a share–based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

The new guidance will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance.

		January 1, 2018	The Company does not expect that the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

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

The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods:

•   A full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or

•   A modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

		January 1, 2018	The Company has established an implementation team which includes third-party specialists to assist in the evaluation and implementation of the new standard. The Company is currently in the process of performing an assessment of the impact of the standards on its contract portfolio by reviewing the Company’s current accounting policies and practices and to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company has categorized its customers into multiple customer types and assessed significant customer arrangements within those customer types. At this time, the Company does not anticipate a significant impact to its financial statements upon adoption of the new standard. However, the assessment is ongoing and further analysis of contracts may identify a more significant impact. The Company currently expects, in part due to the limited anticipated impact, it will utilize the modified retrospective approach of adopting the ASU. In addition, during 2017 the Company plans to identify and implement, if necessary, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

Accounting Standards Adopted During the Six Months Ended June 30, 2017

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

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

•   Elimination of the indefinite deferral in Topic 718

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

At June 30, 2017 and December 31, 2016, the Company’s financial assets measured at fair value on a recurring basis consist of money market funds. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets.

The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2017	(in thousands)
Money market funds	$5,416	$5,416	$—	$—

	$5,416	$5,416	$—	$—

December 31, 2016
Money market funds	$3,565	$3,565	$—	$—

	$3,565	$3,565	$—	$—

4. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the change in valuation allowance and the rate impact of uncertain tax positions. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company’s tax provision was $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance against its domestic net deferred tax assets beginning in 2011, and in each year thereafter. The Company was profitable on a cumulative basis for the three-year period ended June 30, 2017, but substantially all of that profitability was achieved during 2016 and the six months ended June 30, 2017.

The Company continues to evaluate other negative evidence including customer concentration and contractual risk, DEFINITY supplier risk, the risk of Moly supply availability and cost, and certain product development risks, all of which provide for uncertainties around the Company’s future level of profitability. Based on its review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and has recorded a full valuation allowance against its domestic net deferred tax assets at June 30, 2017. The Company will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on the Company’s results of operations in that future period.

In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company entered into a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income in the condensed consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the contingent tax liability, and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there is no net effect on earnings related to these liabilities and no net cash outflows.

5. Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials	$9,261	$9,658
Work in process	5,932	3,965
Finished goods	5,958	4,017

Total inventory	$21,151	$17,640

As of June 30, 2017 and December 31, 2016, the Company had $1.2 million of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months.

6. Property, Plant & Equipment, Net

Property, plant & equipment, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Land	$14,950	$14,950
Buildings	70,934	70,628
Machinery, equipment and fixtures	67,135	65,407
Computer software	18,488	18,482
Construction in progress	11,603	7,224

	183,110	176,691
Less: accumulated depreciation and amortization	(91,247)	(82,504)

Total property, plant & equipment, net	$91,863	$94,187

Depreciation and amortization expense related to property, plant & equipment, net, was $4.0 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $9.1 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively.

Property, plant & equipment dedicated to research and development (“R&D”) activities had a carrying value of $2.0 million as of June 30, 2017. The Company believes these assets will be utilized for either internally funded ongoing R&D activities or R&D activities funded by a strategic partner.

7. Asset Retirement Obligations

The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has radioactive production facilities at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.

The Company is required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of its North Billerica, Massachusetts production facility upon closure, although the Company does not intend to close the facility. The Company has provided this financial assurance in the form of a $28.2 million surety bond.

The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2017, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.

The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2017	$9,370
Accretion expense	521

Balance at June 30, 2017	$9,891

8. Financing Arrangements

On March 30, 2017, the Company refinanced its previous $365.0 million seven-year term loan agreement (the facility thereunder, the “2015 Term Facility”) with a new five-year $275.0 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, the Company replaced its previous $50.0 million five-year asset based loan facility (the “ABL Facility”) with a new $75.0 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”). The terms of the 2017 Facility are set forth in that certain Amended and Restated Credit Agreement, dated as of March 30, 2017 (the “Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The 2017 Term Facility was issued net of a $0.7 million discount. The Company has the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.

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

2017 Term Facility

The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At June 30, 2017, the Company’s interest rate under the 2017 Term Facility was 5.5%.

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

The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of June 30, 2017:

(in thousands)	Amount
Remainder of 2017	$1,375
2018	2,750
2019	2,750
2020	2,750
2021	2,750
2022	261,937

Total principal outstanding	274,312
Unamortized debt discount	(2,392)
Unamortized debt issuance costs	(3,241)

Total	268,679
Less: current portion	(2,750)

Total long-term debt	$265,929

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

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2017, there were no outstanding borrowings under the 2017 Revolving Facility.

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

2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q2 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00

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

The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC (“LMI-RE”), and obligations under the 2017 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings and LMI-RE (subject to customary exclusions set forth in the transaction documents) owned as of March 30, 2017 or thereafter acquired.

9. Stock-Based Compensation

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$177	$73	$316	$139
Sales and marketing	167	80	291	128
General and administrative	675	345	1,226	578
Research and development	143	87	274	147

Total stock-based compensation expense	$1,162	$585	$2,107	$992

Increase in Shares Reserved Under the 2015 Equity Incentive Plan

At the Company’s annual meeting of stockholders, held on April 27, 2017 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,200,000 shares, to an aggregate of 5,755,277 shares.

Employee Stock Purchase Plan

At the Annual Meeting, the Company’s stockholders also approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which authorized the issuance of up to 250,000 shares of common stock thereunder. Under the terms of the 2017 ESPP, eligible U.S. employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six-month offering periods, which will generally begin in March and September of each year. The purchases under the 2017 ESPP will be effected on the last business day of the each offering period at a 15% discount to the closing price on that day. The 2017 ESPP was implemented, subject to stockholder approval, on March 10, 2017, and the first purchases thereunder will be on September 13, 2017. During the three and six months ended June 30, 2017, participant contributions made through payroll deductions toward the future purchase of shares under the plan were not material.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$13,595	$7,350	$17,733	$17,673

Basic weighted-average common shares outstanding	37,235	30,378	37,063	30,373
Effect of dilutive stock options	324	165	347	81
Effect of dilutive restricted stock awards	1,341	—	1,316	—

Diluted weighted-average common shares outstanding	38,900	30,543	38,726	30,454

Basic income per common share outstanding	$0.37	$0.24	$0.48	$0.58

Diluted income per common share outstanding	$0.35	$0.24	$0.46	$0.58

Antidilutive securities excluded from diluted income per common share
Stock options and nonvested restricted stock	339	2,183	379	2,183

11. Other Income

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Foreign currency gains	$55	$256	$140	$19
Tax indemnification income	490	140	980	436
Other income	7	5	9	11

Total other income	$552	$401	$1,129	$466

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

As of June 30, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

13. Related Party Transactions

The Company’s largest stockholder, Avista Capital Partners, L.P. and its affiliates (“Avista”), has an ownership interest in certain of the Company’s vendors. Related party expenses consisted of the following:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands)	Transaction Type	2017	2016	2017	2016
Avista	Offering costs paid on behalf of Avista pursuant to registration rights agreement	$177	$—	$326	$—
INC Research Holdings, Inc. (“INC”)*	Pharmacovigilance services	—	332	—	456
VWR Scientific	Inventory supplies	89	86	297	189

Total related party expenses		$266	$418	$623	$645

*	During the year ended December 31, 2016, Avista’s relationship with INC changed and Avista was no longer considered a principal owner of that Company. Related party expenses included in this table represent expenses incurred during the period under which the Company and INC were under common ownership by Avista.

Amounts billed and unbilled for related parties included in accounts payable and accrued expenses are immaterial at both June 30, 2017 and December 31, 2016.

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

Selected information for each operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenues from external customers
U.S.	$78,100	$65,134	$149,127	$130,067
International	10,737	12,832	21,069	24,373

Total revenues from external customers	$88,837	$77,966	$170,196	$154,440

Operating income
U.S.	$16,895	$12,895	$28,063	$24,293
International	1,002	1,284	1,761	7,559

Operating income	17,897	14,179	29,824	31,852
Interest expense	4,285	6,983	9,705	14,008
Loss on extinguishment of debt	—	—	2,161	—
Other income	(552)	(401)	(1,129)	(466)

Income before income taxes	$14,164	$7,597	$19,087	$18,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of increased competition and future patent and regulatory exclusivity expirations; (ii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; (iii) our outlook and expectations related to our ability to maintain and profitably renew our key customer contracts; and (iv) our outlook and expectations related to products manufactured at Jubilant HollisterStier (“JHS”) and global isotope supply. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Such statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	Our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”) and future patent and regulatory exclusivity expirations;

•	Risks associated with revenues and unit volumes for Xenon in pulmonary studies and the potential competition in this generic segment from Curium (formerly known as Mallinckrodt Nuclear Imaging; purchased by IBA Molecular in January 2017 and renamed Curium in April 2017);

•	Our dependence on key customers for our medical imaging products, and our ability to maintain and profitably renew our contracts with those key customers, including Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), GE Healthcare and Triad Isotopes (“Triad”);

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including DEFINITY at JHS;

•	Risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites, including our next generation DEFINITY product at Samsung BioLogics (“SBL”) located in South Korea;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The instability of the global Molybdenum-99 (“Moly”) supply;

•	The dependence of certain of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

•	The ability of GE Healthcare to successfully complete the Phase III development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•	The extensive costs, time and uncertainty associated with new product development, including further product development potentially relying on external development partners;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act;

•	Our inability to utilize or limitations in our ability to utilize net operating loss carryforwards to reduce our future tax liability;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our Product Portfolio

Our product portfolio includes an ultrasound contrast agent and nuclear imaging products. Our principal products include the following:

•	DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019 and its manufacturing patent will expire in 2021. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will expire in 2019. We also have an active next generation development program for this agent including in connection with a new formulation and expanded indication, but we can give no assurance that the program will be successful.

•	TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its active ingredient.

•	Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also for imaging cerebral blood flow. Xenon is manufactured by a third party and is processed and finished by us.

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

In January 2016, we sold our Canadian radiopharmacies to Isologic Innovative Radiopharmaceuticals Ltd. (“Isologic”) and entered into a supply agreement under which we supply Isologic with certain of our products on commercial terms, including certain product purchase commitments by Isologic. In August 2016, we sold our Australian radiopharmacy servicing business to Global Medical Solutions (“GMS”), and entered into a supply agreement under which we supply GMS with certain of our products on commercial terms, including certain minimum product purchase commitments by GMS. We also maintain our own direct sales force in Canada so that we can control the importation, marketing, distribution and sale of our imaging agents in Canada. In Europe, Australia, Asia Pacific and Latin America, we rely on third party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

The following table sets forth our revenues derived from our principal products:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	% of Revenues	2016	% of Revenues	2017	% of Revenues	2016	% of Revenues
DEFINITY	$40,128	45.2%	$33,474	42.9%	$77,840	45.7%	$64,896	42.0%
TechneLite	26,718	30.1%	25,252	32.4%	53,544	31.5%	50,088	32.4%
Xenon	7,927	8.9%	6,774	8.7%	15,987	9.4%	14,948	9.7%
Other	14,064	15.8%	12,466	16.0%	22,825	13.4%	24,508	15.9%

Total revenues	$88,837	100.0%	$77,966	100.0%	$170,196	100.0%	$154,440	100.0%

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

The future growth of our DEFINITY sales will be dependent on our ability to continue to increase segment penetration for DEFINITY in suboptimal echocardiograms and, as discussed below in “—Inventory Supply,” on the ability of JHS to continue to manufacture and release DEFINITY on a timely and consistent basis. See “Part II—Item 1A. Risk Factors—The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.”

There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY, which we estimated as having approximately 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2016, Optison from GE Healthcare and Lumason from Bracco.

Competition for Xenon

Xenon gas for lung ventilation diagnosis is our third largest product by revenues. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements with customers at committed volumes and reduced prices. These steps have resulted in more predictable Xenon unit volumes. Historically, several companies, including Mallinckrodt Nuclear Imaging (now known as Curium), sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016, we were the only supplier of this imaging agent in the U.S. In March 2016, Mallinckrodt Nuclear Imaging received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and has begun to do so. Depending upon the pricing, extent of availability and market penetration of such offering, we believe we are at risk for volume loss and price erosion for those customers which are not subject to price or volume commitments with us. See Part I, Item 1A. “Risk Factors —We face potential supply and demand challenges for Xenon” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We currently have on-going development and technology transfer activities for our next generation DEFINITY product with SBL, which is located in South Korea, but we cannot give any assurances as to if and when those technology transfer activities will be completed and when we will begin to receive supply of our next generation DEFINITY product from SBL. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.

Global Isotope Supply

We currently have Moly supply agreements with NTP Radioisotopes (“NTP”) of South Africa and ANSTO of Australia, and with Institute for Radioelements (“IRE”) of Belgium, each running through December 31, 2017, and a Xenon supply agreement with IRE which runs through June 30, 2019, subject to extensions.

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

Segments

We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.

Executive Overview

Our results for the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	increased revenues for TechneLite, mainly the result of higher contracted volumes from certain customers;

•	increased revenues of approximately $5.0 million from GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18;

•	lower international revenues and cost of goods sold as a result of the sales of our Canadian and Australian radiopharmacies in 2016;

•	increased depreciation expense as a result of the scheduled decommissioning of certain long-lived assets;

•	general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt as well as a related $2.2 million loss on the extinguishment of debt; and

•	decreased interest expense due to the refinancing of long-term debt and a lower principal balance on our long-term debt.

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenues	$88,837	$77,966	$170,196	$154,440
Cost of goods sold	42,890	42,215	84,487	84,988

Gross profit	45,947	35,751	85,709	69,452

Operating expenses
Sales and marketing	11,603	9,843	21,817	19,150
General and administrative	11,203	9,238	23,473	18,751
Research and development	5,244	2,608	10,595	5,644

Total operating expenses	28,050	21,689	55,885	43,545
Gain on sale of assets	—	(117)	—	(5,945)

Operating income	17,897	14,179	29,824	31,852
Interest expense	4,285	6,983	9,705	14,008
Loss on extinguishment of debt	—	—	2,161	—
Other income	(552)	(401)	(1,129)	(466)

Income before income taxes	14,164	7,597	19,087	18,310
Provision for income taxes	569	247	1,354	637

Net income	$13,595	$7,350	$17,733	$17,673

Comparison of the Periods Ended June 30, 2017 and 2016

Revenues

Segment revenues are summarized by product as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.
DEFINITY	$39,211	$32,698	$6,513	19.9%	$76,134	$63,491	$12,643	19.9%
TechneLite	23,220	21,643	1,577	7.3%	46,529	43,376	3,153	7.3%
Xenon	7,925	6,773	1,152	17.0%	15,983	14,945	1,038	6.9%
Other	7,744	4,020	3,724	92.6%	10,481	8,255	2,226	27.0%

Total U.S. revenues	78,100	65,134	12,966	19.9%	149,127	130,067	19,060	14.7%

International
DEFINITY	917	776	141	18.2%	1,706	1,405	301	21.4%
TechneLite	3,498	3,609	(111)	(3.1)%	7,015	6,712	303	4.5%
Xenon	2	1	1	100.0%	4	3	1	33.3%
Other	6,320	8,446	(2,126)	(25.2)%	12,344	16,253	(3,909)	(24.1)%

Total International revenues	10,737	12,832	(2,095)	(16.3)%	21,069	24,373	(3,304)	(13.6)%

Total revenues	$88,837	$77,966	$10,871	13.9%	$170,196	$154,440	$15,756	10.2%

The increase in the U.S. segment revenues for the three months ended June 30, 2017, as compared to the prior year period is primarily due to a $6.5 million increase in DEFINITY revenues as a result of higher unit volumes, a $1.6 million increase in TechneLite revenues primarily as a result of a contract with a significant customer that increased unit volumes and a $1.2 million increase in Xenon as a result of higher unit volumes. In addition, there was an increase of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18. Offsetting these increases was a $0.6 million decrease in Ablavar revenues as the product is no longer sold, as well as a $0.7 million decrease due to rebate and allowance provisions.

The increase in the U.S. segment revenues for the six months ended June 30, 2017, as compared to the prior year period is primarily due to a $12.6 million increase in DEFINITY revenues as a result of higher unit volumes, a $3.2 million increase in TechneLite revenues primarily as a result of a contract with a significant customer that increased unit volumes and a $1.0 million increase in Xenon as a result of higher unit volumes. In addition, there was an increase of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18. Offsetting these increases was a $1.4 million decrease in Ablavar revenues as the product is no longer sold, as well as a $1.2 million decrease due to rebate and allowance provisions.

The decrease in the International segment revenues for the three and six months ended June 30, 2017, as compared to the prior year periods, is primarily the result of the sale of the Australian radiopharmacy business during 2016.

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

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, as of January 1, 2017	$2,297
Current provisions relating to revenues in current year	4,515
Adjustments relating to prior years’ estimate	(158)
Payments/credits relating to revenues in current year	(2,599)
Payments/credits relating to revenues in prior years	(1,507)

Balance, as of June 30, 2017	$2,548

Costs of Goods Sold

Cost of goods sold consists of manufacturing, distribution, intangible asset amortization, write-offs of excess and obsolete inventory and other costs related to our commercial products.

Cost of goods sold is summarized by segment as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$34,409	$32,448	$1,961	6.0%	$67,466	$65,658	$1,808	2.8%
International	8,481	9,767	(1,286)	(13.2)%	17,021	19,330	(2,309)	(11.9)%

Total cost of goods sold	$42,890	$42,215	$675	1.6%	$84,487	$84,988	$(501)	(0.6)%

The increases in the U.S. segment cost of goods sold for the three and six months ended June 30, 2017 as compared to the prior year periods are primarily due to costs associated with the increase in sales volume as noted above. We also incurred, increases in technology transfer expense, partially offset by lower amortization expense as a result of a fully amortized intangible asset.

The decreases in the International segment cost of goods sold for the three and six months ended June 30, 2017 compared to the prior year periods are primarily due to lower manufacturing costs as a result of the sale of our Australian radiopharmacy business, partially offset by higher manufacturing costs for certain products due to higher sales volume and higher material costs for certain products.

Gross Profit

Gross profit is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$43,691	$32,686	$11,005	33.7%	$81,661	$64,409	$17,252	26.8%
International	2,256	3,065	(809)	(26.4)%	4,048	5,043	(995)	(19.7)%

Total gross profit	$45,947	$35,751	$10,196	28.5%	$85,709	$69,452	$16,257	23.4%

The increase in the U.S. segment gross profit for the three and six months ended June 30, 2017 over the prior year periods are primarily due to higher DEFINITY unit volumes, higher Xenon unit volumes and the recognition of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold.

The decreases in the International segment gross profit for the three and six months ended June 30, 2017 over the prior year periods are primarily due to higher manufacturing and material costs for certain products.

Sales and Marketing

Sales and marketing expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$10,809	$8,576	$2,233	26.0%	$20,374	$16,881	$3,493	20.7%
International	794	1,267	(473)	(37.3)%	1,443	2,269	(826)	(36.4)%

Total sales and marketing	$11,603	$9,843	$1,760	17.9%	$21,817	$19,150	$2,667	13.9%

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.

The increases in the U.S. segment sales and marketing expenses for the three and six months ended June 30, 2017 over the prior year periods are primarily due to employee related expenses, advertising, market research and promotional program expenses.

The decreases in the International segment sales and marketing expenses for the three and six months ended June 30, 2017 over the prior year periods are primarily due to lower headcount.

General and Administrative

General and administrative expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$11,048	$8,781	$2,267	25.8%	$23,154	$17,935	$5,219	29.1%
International	155	457	(302)	(66.1)%	319	816	(497)	(60.9)%

Total general and administrative	$11,203	$9,238	$1,965	21.3%	$23,473	$18,751	$4,722	25.2%

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

The increase in the U.S. segment general and administrative expenses for the three months ended June 30, 2017 over the prior year period are primarily due to higher employee related expenses and campus consolidation costs.

The increase in U.S. segment general and administrative expenses for the six months ended June 30, 2017 over the prior year period are primarily due to $1.7 million of debt refinancing costs, higher employee related expenses, campus consolidation costs and higher legal fees.

The decreases in the International segment general and administrative expenses for the three and six months ended June 30, 2017 over the prior year periods are primarily due to lower employee headcount and related expenses.

Research and Development

Research and development expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$4,939	$2,434	$2,505	102.9%	$10,069	$5,300	$4,769	90.0%
International	305	174	131	75.3%	526	344	182	52.9%

Total research and development	$5,244	$2,608	$2,636	101.1%	$10,595	$5,644	$4,951	87.7%

Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.

The increase in the U.S. segment research and development expenses for the three months ended June 30, 2017 over the prior year period is primarily due to an increase in depreciation expense and other charges as a result of the scheduled decommissioning of certain long-lived assets associated with research and development operations as well as higher employee related expenses.

The increase in the U.S. segment research and development expenses for the six months ended June 30, 2017 over the prior year period is primarily due to an increase in depreciation expense and other charges as a result of the scheduled decommissioning of certain long-lived assets associated with research and development operations as well as higher employee related expenses, partially offset by lower pharmacovigilance expenses due to the transition to a new vendor in the prior year.

The increases in International segment research and development expenses for the three and six months ended June 30, 2017 over the prior year periods were driven by a European Phase IV study for one of our products.

Gain on Sale of Assets

Effective January 7, 2016, our Canadian subsidiary entered into an asset purchase agreement, pursuant to which it would sell substantially all of the assets of our Canadian radiopharmacies and Gludef manufacturing and distribution business to one of our existing Canadian radiopharmacy customers. The purchase price for the asset sale was $9.0 million in cash, resulting in a pre-tax gain of $5.9 million recorded within operating income during the six months ended June 30, 2016.

Interest Expense

Interest expense decreased by approximately $2.7 million and $4.3 million for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods, due to the March 2017 refinancing of our long-term debt and reductions in the principal balance of our long-term debt related to the 2017 refinancing and the voluntary principal prepayments we made during September and November 2016.

Loss on Extinguishment of Debt

For the six months ended June 30, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 8, “Financing Arrangements” to our condensed consolidated financial statements.

Provision for Income Taxes

Provision for income taxes for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
Provision for income taxes	$569	$247	$322	130.4%	$1,354	$637	$717	112.6%

Our provision for income taxes results primarily from interest and penalties associated with uncertain tax positions, offset by reversals of those positions as statutes lapse or such positions are settled during the year, as well as taxes due in certain foreign jurisdictions where we generate taxable income. The $0.3 million and $0.7 million increases in the tax provision for the three and six months ended June 30, 2017, as compared to the same periods in 2016 primarily reflect a reduced amount of statute lapses and consequent liability releases in the current period, when compared with the prior year period.

We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. Evidence considered included our history of net operating losses, which resulted in our recording of a full valuation allowance against our domestic net deferred tax assets beginning in 2011, and in each year thereafter. We were profitable on a cumulative basis for the three-year period ended June 30, 2017, but substantially all of that profitability was achieved during 2016 and the six months ended June 30, 2017.

We continue to evaluate other negative evidence, including customer concentration and contractual risk, the risk of Moly supply availability and cost, DEFINITY supplier risk, and certain product development risks, all of which provide for uncertainties around our future level of profitability. Based on our review of all available evidence, we determined that we have not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and have recorded a full valuation allowance against our domestic net deferred tax assets at June 30, 2017. We will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on our results of operations in that future period.

Our effective tax rate for the periods presented are as follows:

	Six Months Ended June 30,
	2017	2016
Effective tax rate	7.1%	3.5%

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$26,091	$21,415
Net cash (used in) provided by investing activities	$(7,067)	$6,686
Net cash used in financing activities	$(13,081)	$(1,872)

Net Cash Provided by Operating Activities

Cash provided by operating activities of $26.1 million in the six months ended June 30, 2017 was driven primarily by net income of $17.7 million plus $11.3 million of depreciation, amortization and accretion expense, $2.1 million of stock-based compensation expense and a $2.2 million loss on debt extinguishment. These net sources of cash were offset by a net decrease of $9.4 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by higher accounts receivable related to increases in revenues to certain major customers and timing of inventory purchases during the period.

Cash provided by operating activities of $21.4 million in the six months ended June 30, 2016 was driven primarily by net income of $17.7 million plus $8.4 million of depreciation, amortization and accretion expense, which was offset by the gain on sale of assets of $5.9 million. These net sources of cash were further offset by a net decrease of $1.6 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were driven primarily by higher accounts receivable related to increases in revenues to certain major customers and lower accrued expenses and other liabilities due to the payment of prior year annual bonuses, partially offset by higher accounts payable as a result of the timing of payment runs.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 reflected $8.3 million in capital expenditures offset by the cash proceeds of $1.2 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.

Net cash provided by investing activities during the six months ended June 30, 2016 was primarily due to cash proceeds of $9.0 million received from the sale of assets from our Canadian radiopharmacy business, which was offset by $2.4 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 is primarily related to the net outflow of $11.9 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.

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

In March 2017, we refinanced the 2015 Term Facility with a new five-year $275.0 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, we replaced our 2015 Revolving Facility with a new $75.0 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”, the terms of which are set forth in the Credit Agreement). The 2017 Term Facility was issued net of a $0.7 million discount. We have the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.

We used the net proceeds of the 2017 Term Facility, together with approximately $15.3 million of cash on hand, to refinance in full the aggregate remaining principal amount of the loans outstanding under the 2015 Term Facility and pay related interest, transaction fees and expenses. No amounts were outstanding under the 2015 Revolving Facility at that time.

The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At June 30, 2017, our interest rate under the 2017 Term Facility was 5.5%.

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

2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q2 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00

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

The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC (“LMI-RE”), and obligations under the 2017 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings and LMI-RE (subject to customary exclusions set forth in the transaction documents) owned as of March 30, 2017 or thereafter acquired.

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

At June 30, 2017, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $57.2 million of cash and cash equivalents at June 30, 2017. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting total net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.

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

There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We are required to provide the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure, though we do not intend to close the facility. We have provided this financial assurance in the form of a $28.2 million surety bond.

Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2017.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below. For further information, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms.

The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms. Of the total number of echocardiograms performed each year in the U.S., over 31.8 million in 2016, based on medical literature, a third party source estimates that 20%, or approximately 6.4 million echocardiograms in 2016, produced suboptimal images. We estimate that DEFINITY had an approximately 80% share of the U.S. market for contrast agents in echocardiography procedures as of December 2016. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019 and its manufacturing patent will expire in 2021. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will expire in 2019. We have an active next generation development program for this agent, including in connection with a new formulation and expanded indication, but we can give no assurance that this program will be successful. If we are not able to continue to grow DEFINITY sales through increased market penetration, we will not be able to grow our revenue and cash flow from our DEFINITY business or provide support from our DEFINITY business for the substantial overhead of our business, which could have a negative effect on our business, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to purchases of common stock we made during the quarter ending June 30, 2017. The Company does not have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, and amended April 26, 2016 and as further amended on April 27, 2017, provides for the withholding of shares held by employees to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2017**	97,212	$12.05	*	*
May 2017**	2,403	$12.90	*	*
June 2017	—	$—	*	*

Total	99,615		*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.
**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise of vesting of equity awards.

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date:	August 1, 2017

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN W. CROWLEY
Name:	John W. Crowley
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2017

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE

10.1*†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.

10.2*†	Amended and Restated Supply Agreement, dated as of April 25, 2017, by and between Lantheus Medical Imaging, Inc. and Medi-Physics Inc., doing business as GE Healthcare.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission