Form 10-Q
period 2017-09-30
Lantheus Holdings, Inc.
filed 2017-11-02
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 37,505,996 shares of common stock, $0.01 par value, outstanding as of October 31, 2017.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$68,077	$51,178
Accounts receivable, net	41,713	36,818
Inventory	23,032	17,640
Other current assets	3,789	5,183
Total current assets	136,611	110,819
Property, plant & equipment, net	94,516	94,187
Intangibles, net	12,645	15,118
Goodwill	15,714	15,714
Other long-term assets	21,535	20,060
Total assets	$281,021	$255,898
Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$2,750	$3,650
Revolving line of credit	—	—
Accounts payable	18,756	18,940
Accrued expenses and other liabilities	24,581	21,249
Total current liabilities	46,087	43,839
Asset retirement obligations	10,151	9,370
Long-term debt, net	265,523	274,460
Other long-term liabilities	37,176	34,745
Total liabilities	358,937	362,414
Commitments and contingencies (See Note 12)
Stockholders’ deficit
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 37,498 and 36,756 shares issued and outstanding, respectively)	375	367
Additional paid-in capital	228,934	226,462
Accumulated deficit	(306,139)	(332,398)
Accumulated other comprehensive loss	(1,086)	(947)
Total stockholders’ deficit	(77,916)	(106,516)
Total liabilities and stockholders’ deficit	$281,021	$255,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$79,941	$73,063	$250,137	$227,503
Cost of goods sold	41,414	39,382	125,901	124,370
Gross profit	38,527	33,681	124,236	103,133
Operating expenses
Sales and marketing	10,075	8,706	31,892	27,856
General and administrative	12,076	10,091	35,549	28,842
Research and development	3,554	2,849	14,149	8,493
Total operating expenses	25,705	21,646	81,590	65,191
Gain on sales of assets	—	(560)	—	(6,505)
Operating income	12,822	12,595	42,646	44,447
Interest expense	4,442	6,792	14,147	20,799
Debt retirement costs	—	1,415	—	1,415
Loss on extinguishment of debt	—	—	2,161	—
Other (income) expense	(908)	148	(2,037)	(317)
Income before income taxes	9,288	4,240	28,375	22,550
Provision for income taxes	762	20	2,116	657
Net income	$8,526	$4,220	$26,259	$21,893
Net income per common share outstanding:
Basic	$0.23	$0.14	$0.71	$0.71
Diluted	$0.22	$0.13	$0.67	$0.71
Weighted-average common shares outstanding:
Basic	37,393	31,221	37,174	30,658
Diluted	39,121	32,402	38,971	31,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,526	$4,220	$26,259	$21,893
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of assets included in net income	—	435	—	435
Foreign currency translation	(115)	234	(139)	490
Total other comprehensive (loss) income	(115)	669	(139)	925
Total comprehensive income	$8,411	$4,889	$26,120	$22,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$26,259	$21,893
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	15,019	12,664
Amortization of debt related costs	1,031	1,235
Provision for excess and obsolete inventory	1,002	982
Stock-based compensation	3,764	1,869
Gain on sales of assets	—	(6,505)
Loss on extinguishment of debt and debt retirement costs	2,161	1,415
Other	1,404	(254)
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(4,609)	1,071
Inventory	(6,361)	(1,658)
Other current assets	54	(1,032)
Accounts payable	(270)	2,684
Accrued expenses and other liabilities	2,237	2,497
Net cash provided by operating activities	41,691	36,861
Investing activities
Proceeds from sales of assets	1,234	10,541
Capital expenditures	(11,589)	(4,976)
Other	—	74
Net cash (used in) provided by investing activities	(10,355)	5,639
Financing activities
Payments on long-term debt	(285,979)	(57,790)
Proceeds from issuance of long-term debt	274,313	—
Proceeds from issuance of common stock	187	41,600
Payments for public offering costs	—	(1,266)
Proceeds from stock option exercises	1,210	61
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,681)	(552)
Deferred financing costs	(1,576)	(11)
Other	(74)	—
Net cash used in financing activities	(14,600)	(17,958)
Effect of foreign exchange rates on cash and cash equivalents	163	57
Net increase in cash and cash equivalents	16,899	24,599
Cash and cash equivalents, beginning of period	51,178	28,596
Cash and cash equivalents, end of period	$68,077	$53,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, and references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings. Solely for convenience, the Company refers to trademarks, service marks and trade names without the ™, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future period.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities Exchange Commission (“SEC”) on February 23, 2017. Certain immaterial amounts in the prior period have been reclassified to conform to the current period financial statement presentation.
Manufacturing Concentrations
The Company currently relies on Jubilant HollisterStier (“JHS”) as its sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials for TechneLite. The Company has on-going development and technology transfer activities for a next generation DEFINITY product with Samsung BioLogics (“SBL”) located in Songdo, South Korea, approximately 20 miles southwest of Seoul, but can give no assurances as to when those technology transfer activities will be completed and when the Company will begin to receive supply of a next generation DEFINITY product from SBL. In addition, those activities could be adversely affected by on-going political and military tensions on the Korean peninsula.
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

Under the terms of the License Agreement, the Company received an up-front payment of $5.0 million. In addition, the Company is eligible to receive, from GE Healthcare, up to $60 million in regulatory and sales-based milestones and tiered double-digit royalties on U.S. sales and mid-single digit royalties on sales outside the U.S. Because the Company concluded there was only one significant deliverable under the License Agreement, consisting of the license of the product which occurred upon the signing of the License Agreement, the Company recognized $5.0 million associated with entering into the license as revenue during the nine months ended September 30, 2017. In addition, because the Company concluded that the regulatory and sales-based milestones are solely dependent on GE Healthcare’s performance and there are no continuing performance obligations from the Company, all development and sales milestones under the License Agreement are considered non-substantive. As of September 30, 2017, the Company has not recognized revenue for those milestones under the License Agreement and will recognize such revenue in the periods in which the milestones are achieved. Similarly, the Company will recognize royalty revenues in the periods of the sale of the related products, provided that the reported sales are reliably measurable, collectability is reasonably assured and the Company has no further performance obligations.
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
Recently Issued Accounting Standards Not Yet Adopted

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This ASU clarifies when to account for a change to the terms or conditions of a share–based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions or classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

The new guidance will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance.
		January 1, 2018	The Company does not expect that the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related additional amendments ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-05, ASU 2017-10
This ASU and related amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year.

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
January 1, 2018
The Company has established an implementation team which includes third-party specialists to assist in the evaluation and implementation of the new standard. The Company has completed its assessment of the impact of the standards on its contract portfolio by reviewing the Company’s current accounting policies and practices and identifying potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company has categorized its customers into multiple customer types and assessed significant customer arrangements within those customer types. The Company is currently in the process of formalizing its conclusion. At this time, the Company does not anticipate a significant impact to its revenue upon adoption of the new standard. The Company, in part due to the limited anticipated impact, will utilize the modified retrospective approach of adopting the ASU. In addition, during 2017 the Company has begun to identify and implement, if necessary, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Adopted During the Nine Months Ended September 30, 2017

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
3. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability of fair value measurements, financial instruments are categorized based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

At September 30, 2017 and December 31, 2016, the Company’s financial assets measured at fair value on a recurring basis consist of money market funds. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets.
The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2017	(in thousands)
Money market funds	$6,565	$6,565	$—	$—
	$6,565	$6,565	$—	$—
December 31, 2016
Money market funds	$3,565	$3,565	$—	$—
	$3,565	$3,565	$—	$—

4. Income Taxes
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year in addition to discrete events which impact the interim period. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the change in valuation allowance and the rate impact of uncertain tax positions. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company’s tax provision was $0.8 million and $20,000 for the three months ended September 30, 2017 and 2016, respectively, and $2.1 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance against its domestic net deferred tax assets beginning in 2011, and in each year thereafter. The Company was profitable on a cumulative basis for the three-year period ended September 30, 2017, but substantially all of that profitability was achieved during 2016 and the nine months ended September 30, 2017.
The Company continues to evaluate other negative evidence including customer concentration and contractual risk, DEFINITY supplier risk, the risk of Moly supply availability and cost, and certain product development risks, all of which provide for uncertainties around the Company’s future level of profitability. Based on its review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and has recorded a full valuation allowance against its domestic net deferred tax assets at September 30, 2017. The Company will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on the Company’s results of operations in that future period.
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
5. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$10,699	$9,658
Work in process	5,571	3,965
Finished goods	6,762	4,017
Total inventory	$23,032	$17,640
As of September 30, 2017 and December 31, 2016, the Company had $1.2 million of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months.

6. Property, Plant & Equipment, Net
Property, plant & equipment, net, consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Land	$14,950	$14,950
Buildings	74,864	70,628
Machinery, equipment and fixtures	69,549	65,407
Computer software	18,463	18,482
Construction in progress	10,068	7,224
	187,894	176,691
Less: accumulated depreciation and amortization	(93,378)	(82,504)
Total property, plant & equipment, net	$94,516	$94,187
Depreciation and amortization expense related to property, plant & equipment, net, was $2.7 million for the three months ended September 30, 2017 and 2016 and $11.7 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively.
7. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and San Juan, Puerto Rico sites.
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of September 30, 2017, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2017	$9,370
Accretion expense	781
Balance at September 30, 2017	$10,151
8. Financing Arrangements
On March 30, 2017, the Company refinanced its previous $365 million seven-year term loan agreement (the facility thereunder, the “2015 Term Facility”) with a new five-year $275 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, the Company replaced its previous $50.0 million five-year asset based loan facility (the “ABL Facility”) with a new $75.0 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”). The terms of the 2017 Facility are set forth in that certain Amended and Restated Credit Agreement, dated as of March 30, 2017 (the “Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The 2017 Term Facility was issued net of a $0.7 million discount. The Company has the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.

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
2017 Term Facility
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At September 30, 2017, the Company’s interest rate under the 2017 Term Facility was 5.7%.
The Company is permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of September 30, 2017:

(in thousands)	Amount
Remainder of 2017	$688
2018	2,750
2019	2,750
2020	2,750
2021	2,750
2022	261,937
Total principal outstanding	273,625
Unamortized debt discount	(2,273)
Unamortized debt issuance costs	(3,079)
Total	268,273
Less: current portion	(2,750)
Total long-term debt	$265,523
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2017, there were no outstanding borrowings under the 2017 Revolving Facility.

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
2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q3 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
9. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$198	$120	$514	$259
Sales and marketing	183	123	474	251
General and administrative	1,089	487	2,315	1,065
Research and development	187	147	461	294
Total stock-based compensation expense	$1,657	$877	$3,764	$1,869
Increase in Shares Reserved Under the 2015 Equity Incentive Plan
At the Company’s annual meeting of stockholders, held on April 27, 2017 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,200,000 shares, to an aggregate of 5,755,277 shares.
Employee Stock Purchase Plan
At the Annual Meeting, the Company’s stockholders also approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which authorized the issuance of up to 250,000 shares of common stock thereunder. Under the terms of the 2017 ESPP, eligible U.S. employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods, which will generally begin in March and September of each year. Purchases under the 2017 ESPP are effected on the last business day of each offering period at a 15% discount to the closing price on that day. The 2017 ESPP was implemented, subject to stockholder approval, on March 10, 2017, and the first purchases thereunder were made on September 13, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$8,526	$4,220	$26,259	$21,893
Basic weighted-average common shares outstanding	37,393	31,221	37,174	30,658
Effect of dilutive stock options	318	1,084	371	391
Effect of dilutive restricted stock awards	1,410	97	1,426	—
Diluted weighted-average common shares outstanding	39,121	32,402	38,971	31,049
Basic income per common share outstanding	$0.23	$0.14	$0.71	$0.71
Diluted income per common share outstanding	$0.22	$0.13	$0.67	$0.71

Antidilutive securities excluded from diluted income per common share	322	448	378	1,873
11. Other (Income) Expense
Other (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Foreign currency (gains) losses	$(414)	$349	$(554)	$330
Tax indemnification income	(489)	(196)	(1,469)	(632)
Other income	(5)	(5)	(14)	(15)
Total other (income) expense	$(908)	$148	$(2,037)	$(317)
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
As of September 30, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

13. Related Party Transactions
Related party expenses consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Transaction Type	2017	2016	2017	2016
Avista Capital Partners, L.P. and its affiliates*	Offering costs paid on behalf of Avista pursuant to registration rights agreement	$—	$—	$326	$—
INC Research Holdings, Inc. (“INC”)**	Pharmacovigilance services	—	293	—	647
VWR Scientific*	Inventory supplies	—	60	297	245
Total related party expenses		$—	$353	$623	$892
* During the quarter ended September 30, 2017, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC (collectively, “Avista”) distributed approximately 6.3 million shares of common stock of the Company in the aggregate, representing the remainder of their holdings in the Company. The transactions were effected as distributions-in-kind of the Company’s common stock to the investors in those investment funds. As such, Avista and VWR Scientific (an entity in which Avista had an interest) are no longer related parties.
** During the year ended December 31, 2016, investment funds affiliated with Avista disposed of shares of INC common stock held by them. As a result, such investment funds were no longer a principal owner of INC. Related party expenses included in this table represent expenses incurred during the period under which investment funds affiliated with Avista held an investment in INC.
Amounts billed and unbilled for related parties included in accounts payable and accrued expenses are immaterial at December 31, 2016.
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
Selected information for each operating segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues from external customers
U.S.	$69,579	$62,621	$218,706	$192,687
International	10,362	10,442	31,431	34,816
Total revenues from external customers	$79,941	$73,063	$250,137	$227,503
Operating income
U.S.	$12,243	$11,649	$40,306	$35,941
International	579	946	2,340	8,506
Total operating income	12,822	12,595	42,646	44,447
Interest expense	4,442	6,792	14,147	20,799
Debt retirement costs	—	1,415	—	1,415
Loss on extinguishment of debt	—	—	2,161	—
Other (income) expense	(908)	148	(2,037)	(317)
Income before income taxes	$9,288	$4,240	$28,375	$22,550

15. Subsequent Events
On October 30, 2017, LMI entered into a binding commercial supply arrangement pursuant to which LMI will supply Cardinal Health with TechneLite generators, Xenon, Neurolite and other products through 2018.  The supply arrangement specifies pricing levels and requires Cardinal Health to purchase minimum volumes of certain products from LMI during certain periods.  The supply arrangement will expire on December 31, 2018 and may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

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

•
Risks associated with the technology transfer programs to secure production of our products at alternate contract manufacturer sites, including a next generation DEFINITY product at Samsung BioLogics (“SBL”) in South Korea;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The instability of the global Molybdenum-99 (“Moly”) supply;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

▪	The ability of GE Healthcare to successfully complete the Phase III development program;

▪	The ability to obtain Food and Drug Administration (“FDA”) approval; and

▪	The ability to gain post-approval market acceptance and adequate reimbursement;

•	The extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners or potentially developed internally;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act;

•	Our inability to utilize or limitations in our ability to utilize net operating loss carryforwards to reduce our future tax liability;

•	Risks related to the ownership of our common stock; and

•
Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II—Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II— Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our Product Portfolio
Our product portfolio includes an ultrasound contrast agent and nuclear imaging products. Our principal products include the following:

•
DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019, its manufacturing patent will expire in 2021, and a new method of use patent will expire in 2037. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will currently expire in 2019. We also have an active next generation development program for this agent including pursuing additional indications, new patent protection, and new formulations, but we can give no assurance that the program will be successful or that additional patents will protect the agent.

•
TechneLite is a technetium generator which provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its active ingredient.

•
Xenon is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also for imaging cerebral blood flow. Xenon is manufactured by a third-party and is processed and finished by us.

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
We also maintain our own direct sales force in Canada so that we can control the importation, marketing, distribution and sale of our imaging agents in Canada. In Europe, Australia, Asia Pacific and Latin America, we rely on third-party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.
The following table sets forth our revenues derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	% of Revenues	2016	% of Revenues	2017	% of Revenues	2016	% of Revenues
DEFINITY	$37,729	47.2%	$32,604	44.6%	$115,569	46.2%	$97,499	42.9%
TechneLite	26,356	33.0%	24,533	33.6%	79,900	31.9%	74,621	32.8%
Xenon	7,726	9.6%	6,677	9.1%	23,713	9.5%	21,625	9.5%
Other	8,130	10.2%	9,249	12.7%	30,955	12.4%	33,758	14.8%
Total revenues	$79,941	100.0%	$73,063	100.0%	$250,137	100.0%	$227,503	100.0%

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
Inventory Supply
We obtain a substantial portion of our imaging agents from third-party suppliers. JHS is currently our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval from certain foreign regulatory authorities for JHS to manufacture certain of our products. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S.
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have on-going development and technology transfer activities for a next generation DEFINITY product with SBL, which is located in South Korea, but we cannot give any assurances as to if and when those technology transfer activities will be completed and when we will begin to receive supply of a next generation DEFINITY product from SBL. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We believe we are well-positioned with ANSTO, IRE and NTP to have a secure supply of Moly, including low-enriched uranium-based Moly produced from targets containing less than 20% of Uranium-235 (“LEU Moly”). From November 2016, the NRU reactor transitioned from providing regular supply of medical isotopes to providing only emergency back-up supply of highly-enriched uranium-based Moly through March 2018. ANSTO has already significantly increased its Moly production capacity from its existing facility in August 2016 and has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity, which is expected to be in commercial operation in the first half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. The new ANSTO and IRE production capacity is expected to replace and exceed what was the NRU’s most recent routine production.
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
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18. In the future, we may also seek to engage strategic partners for our 18F LMI 1195 and LMI 1174 programs, or we may choose to partially or fully fund one or more development programs ourselves. See Part I, Item 1. “Business—Research and Development—Proposed GE Healthcare Transaction” and Part I, Item 1A. “Risk Factors—We may not be able to further develop or commercialize our agents in development without successful strategic partners” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Hurricane Maria in Puerto Rico
In September 2017, Hurricane Maria devastated Puerto Rico, interrupting power and telecommunications services for most of the island and limiting ground and air transportation. We operate a radiopharmacy in San Juan, Puerto Rico; the building that houses our radiopharmacy sustained minimal external physical damage as a result of the hurricane. From and after September 20, 2017, the number of diagnostic imaging procedures performed on the island has severely declined. While we currently believe that the number of diagnostic imaging procedures performed in Puerto Rico will slowly return to prior levels, we can give no assurances of that, and failure of our radiopharmacy to return to such prior levels could have a negative effect on the revenue and cash flow of our business. See Part II, Item 1A. “Risk Factors—In the U.S., we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our medical imaging products. Outside of the U.S., we rely primarily on distributors to generate a substantial portion of our revenue.”
Segments
We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.

Executive Overview
Our results for the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016 reflect the following:

•	increased revenues and segment penetration for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	increased revenues for TechneLite, mainly the result of higher contracted volumes from certain customers;

•	increased revenues of $5.0 million from GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18;

•	lower international revenues and cost of goods sold as a result of the sales of our Canadian and Australian radiopharmacies in 2016;

•	increased depreciation expense as a result of the scheduled decommissioning of certain long-lived assets;

•	general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt as well as a related $2.2 million loss on the extinguishment of debt; and

•	decreased interest expense due to the refinancing of long-term debt and a lower principal balance on our long-term debt.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues	$79,941	$73,063	$250,137	$227,503
Cost of goods sold	41,414	39,382	125,901	124,370
Gross profit	38,527	33,681	124,236	103,133
Operating expenses
Sales and marketing	10,075	8,706	31,892	27,856
General and administrative	12,076	10,091	35,549	28,842
Research and development	3,554	2,849	14,149	8,493
Total operating expenses	25,705	21,646	81,590	65,191
Gain on sales of assets	—	(560)	—	(6,505)
Operating income	12,822	12,595	42,646	44,447
Interest expense	4,442	6,792	14,147	20,799
Debt retirement costs	—	1,415	—	1,415
Loss on extinguishment of debt	—	—	2,161	—
Other (income) expense	(908)	148	(2,037)	(317)
Income before income taxes	9,288	4,240	28,375	22,550
Provision for income taxes	762	20	2,116	657
Net income	$8,526	$4,220	$26,259	$21,893

Comparison of the Periods Ended September 30, 2017 and 2016
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.
DEFINITY	$36,901	$32,007	$4,894	15.3%	$113,035	$95,497	$17,538	18.4%
TechneLite	22,621	20,906	1,715	8.2%	69,150	64,282	4,868	7.6%
Xenon	7,726	6,675	1,051	15.7%	23,709	21,620	2,089	9.7%
Other	2,331	3,033	(702)	(23.1)%	12,812	11,288	1,524	13.5%
Total U.S. revenues	69,579	62,621	6,958	11.1%	218,706	192,687	26,019	13.5%
International
DEFINITY	828	597	231	38.7%	2,534	2,002	532	26.6%
TechneLite	3,735	3,627	108	3.0%	10,750	10,339	411	4.0%
Xenon	—	2	(2)	(100.0)%	4	5	(1)	(20.0)%
Other	5,799	6,216	(417)	(6.7)%	18,143	22,470	(4,327)	(19.3)%
Total International revenues	10,362	10,442	(80)	(0.8)%	31,431	34,816	(3,385)	(9.7)%
Total revenues	$79,941	$73,063	$6,878	9.4%	$250,137	$227,503	$22,634	9.9%
The increase in the U.S. segment revenues for the three months ended September 30, 2017, as compared to the prior year period is primarily due to a $4.9 million increase in DEFINITY revenues as a result of higher unit volumes, a $1.7 million increase in TechneLite revenues primarily as a result of increased unit volumes and a $1.1 million increase in Xenon revenues as a result of higher unit volumes. Offsetting these increases was a $0.7 million decrease due to rebate and allowance provisions.
The increase in the U.S. segment revenues for the nine months ended September 30, 2017, as compared to the prior year period is primarily due to a $17.5 million increase in DEFINITY revenues as a result of higher unit volumes, a $4.9 million increase in TechneLite revenues primarily as a result of increased unit volumes and a $2.1 million increase in Xenon as a result of higher unit volumes. In addition, there was an increase of $5.0 million in other revenue associated with the up-front license fee recognized related to the License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18. Offsetting these increases was a $1.9 million decrease due to rebate and allowance provisions, as well as a $1.6 million decrease in Ablavar revenues as the product is no longer sold.
The International segment revenues for the three months ended September 30, 2017, were consistent compared to the prior year period. The decrease in the International segment revenues for the nine months ended September 30, 2017, as compared to the prior year period is primarily the result of the sale of the Australian radiopharmacy business during 2016.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, royalties and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, as of January 1, 2017	$2,297
Current provisions relating to revenues in current year	6,864
Adjustments relating to prior years’ estimate	(154)
Payments/credits relating to revenues in current year	(4,658)
Payments/credits relating to revenues in prior years	(1,474)
Balance, as of September 30, 2017	$2,875
Costs of Goods Sold
Cost of goods sold consists of manufacturing, distribution, intangible asset amortization, write-offs of excess and obsolete inventory and other costs related to our commercial products.
Cost of goods sold is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$32,759	$31,133	$1,626	5.2%	$100,225	$96,791	$3,434	3.5%
International	8,655	8,249	406	4.9%	25,676	27,579	(1,903)	(6.9)%
Total cost of goods sold	$41,414	$39,382	$2,032	5.2%	$125,901	$124,370	$1,531	1.2%
The increases in the U.S. segment cost of goods sold for the three and nine months ended September 30, 2017 as compared to the prior year periods are primarily due to costs associated with the increase in sales volume as noted above. We also incurred, increases in technology transfer expense, partially offset by lower amortization expense as a result of a fully amortized intangible asset.
The increase in the International segment cost of goods sold for the three months ended September 30, 2017 as compared to the prior year period is primarily due to higher manufacturing costs for certain products due to higher sales volume, partially offset by lower manufacturing costs as a result of the sale of our Australian radiopharmacy business.
The decrease in the International segment cost of goods sold for the nine months ended September 30, 2017 as compared to the prior year period is primarily due to lower manufacturing costs as a result of the sale of our Australian radiopharmacy business, partially offset by higher manufacturing costs for certain products due to higher sales volume and higher material costs for certain products.
Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$36,820	$31,488	$5,332	16.9%	$118,481	$95,896	$22,585	23.6%
International	1,707	2,193	(486)	(22.2)%	5,755	7,237	(1,482)	(20.5)%
Total gross profit	$38,527	$33,681	$4,846	14.4%	$124,236	$103,133	$21,103	20.5%
The increase in the U.S. segment gross profit for the three months ended September 30, 2017 over the prior year period is primarily due to higher DEFINITY unit volumes and higher Xenon unit volumes.

The increase in the U.S. segment gross profit for the nine months ended September 30, 2017 over the prior year period is primarily due to higher DEFINITY unit volumes, higher Xenon unit volumes and the recognition of $5.0 million in other revenue associated with the License Agreement with GE Healthcare for the continued Phase III development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold.
The decreases in the International segment gross profit for the three and nine months ended September 30, 2017 over the prior year periods are primarily due to higher manufacturing and material costs for certain products.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$9,480	$8,021	$1,459	18.2%	$29,854	$24,902	$4,952	19.9%
International	595	685	(90)	(13.1)%	2,038	2,954	(916)	(31.0)%
Total sales and marketing	$10,075	$8,706	$1,369	15.7%	$31,892	$27,856	$4,036	14.5%
The increases in the U.S. segment sales and marketing expenses for the three and nine months ended September 30, 2017 over the prior year periods are primarily due to employee-related expenses, market research and promotional program expenses.
The decreases in the International segment sales and marketing expenses for the three and nine months ended September 30, 2017 over the prior year periods are primarily due to lower headcount.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$11,901	$9,693	$2,208	22.8%	$35,055	$27,629	$7,426	26.9%
International	175	398	(223)	(56.0)%	494	1,213	(719)	(59.3)%
Total general and administrative	$12,076	$10,091	$1,985	19.7%	$35,549	$28,842	$6,707	23.3%
The increase in the U.S. segment general and administrative expenses for the three months ended September 30, 2017 over the prior year period are primarily due to higher employee-related expenses and campus consolidation costs.
The increase in U.S. segment general and administrative expenses for the nine months ended September 30, 2017 over the prior year period are primarily due to $1.7 million of debt refinancing costs, higher employee-related expenses and campus consolidation costs.
The decreases in the International segment general and administrative expenses for the three and nine months ended September 30, 2017 over the prior year periods are primarily due to lower employee headcount and related expenses.

Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to its medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the United States to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
U.S.	$3,196	$2,685	$511	19.0%	$13,265	$7,985	$5,280	66.1%
International	358	164	194	118.3%	884	508	376	74.0%
Total research and development	$3,554	$2,849	$705	24.7%	$14,149	$8,493	$5,656	66.6%
The increase in the U.S. segment research and development expenses for the three months ended September 30, 2017 over the prior year period is primarily due to an increase in higher employee-related expenses.
The increase in the U.S. segment research and development expenses for the nine months ended September 30, 2017 over the prior year period is primarily due to an increase in depreciation expense and other charges as a result of the scheduled decommissioning of certain long-lived assets associated with research and development operations as well as higher employee-related expenses, partially offset by lower pharmacovigilance expenses due to the transition to a new vendor in the prior year.
The increases in International segment research and development expenses for the three and nine months ended September 30, 2017 over the prior year periods were driven by a European Phase IV study for one of our products.
Gain on Sales of Assets
Effective January 7, 2016, our Canadian subsidiary entered into an asset purchase agreement, pursuant to which it would sell substantially all of the assets of our Canadian radiopharmacies and Gludef manufacturing and distribution business to one of our existing Canadian radiopharmacy customers. The purchase price for the asset sale was $9.0 million in cash and also included a working capital adjustment of $0.5 million, resulting in a pre-tax gain of $5.9 million recorded within operating income during the nine months ended September 30, 2016.
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
Interest Expense
Interest expense decreased by approximately $2.4 million and $6.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods, due to the March 2017 refinancing of our long-term debt and reductions in the principal balance of our long-term debt related to the 2017 refinancing and the voluntary principal prepayments we made during September and November 2016.
Loss on Extinguishment of Debt
For the nine months ended September 30, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 8, “Financing Arrangements” to our condensed consolidated financial statements.

Provision for Income Taxes
Provision for income taxes for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
Provision for income taxes	$762	$20	$742	>1,000%	$2,116	$657	$1,459	222.1%
Our provision for income taxes results primarily from interest and penalties associated with uncertain tax positions, offset by reversals of those positions as statutes lapse or such positions are settled during the year, as well as taxes due in certain foreign jurisdictions where we generate taxable income. The $0.7 million and $1.5 million increases in the tax provision for the three and nine months ended September 30, 2017, as compared to the same periods in 2016 primarily reflect a reduced amount of statute lapses and consequent liability releases in the current period, when compared with the prior year period.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. Evidence considered included our history of net operating losses, which resulted in our recording of a full valuation allowance against our domestic net deferred tax assets beginning in 2011, and in each year thereafter. We were profitable on a cumulative basis for the three-year period ended September 30, 2017, but substantially all of that profitability was achieved during 2016 and the nine months ended September 30, 2017.
We continue to evaluate other negative evidence, including customer concentration and contractual risk, the risk of Moly supply availability and cost, DEFINITY supplier risk, and certain product development risks, all of which provide for uncertainties around our future level of profitability. Based on our review of all available evidence, we determined that we have not yet attained a sustained level of profitability sufficient to outweigh the objectively verifiable negative evidence, and have recorded a full valuation allowance against our domestic net deferred tax assets at September 30, 2017. We will continue to assess the level of the valuation allowance required. If a sufficient weight of positive evidence exists in future periods to support a release of some or all of the valuation allowance recorded against domestic deferred tax assets, such a release would likely have a material impact on our results of operations in that future period.
Our effective tax rate for the periods presented are as follows:

	Nine Months Ended September 30,
	2017	2016
Effective tax rate	7.5%	2.9%

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$41,691	$36,861
Net cash (used in) provided by investing activities	$(10,355)	$5,639
Net cash used in financing activities	$(14,600)	$(17,958)
Net Cash Provided by Operating Activities
Cash provided by operating activities of $41.7 million in the nine months ended September 30, 2017 was driven primarily by net income of $26.3 million plus $15.0 million of depreciation, amortization and accretion expense, $3.8 million of stock-based compensation expense and a $2.2 million loss on debt extinguishment. These net sources of cash were offset by a net decrease of $8.9 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by higher accounts receivable related to increases in revenues to certain major customers and timing of inventory purchases during the period.
Cash provided by operating activities of $36.9 million in the nine months ended September 30, 2016 was driven primarily by net income of $21.9 million plus $12.7 million of depreciation, amortization and accretion expense, $1.9 million of stock-based compensation expense and $1.4 million of debt retirement costs. These net sources of cash were offset by the gain on sales of assets of $6.5 million. In addition, we had a $3.6 million net increase related to movements in our working capital during the period. The overall increases in cash from our working capital accounts were primarily driven by the timing of payment runs, timing of payroll and accrued bonuses, and improved collections, which were offset by an increase in inventory due to the timing of production and receipt of inventory and an increase in prepaid expenses due to insurance renewals.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 reflected $11.6 million in capital expenditures offset by the cash proceeds of $1.2 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.
Net cash provided by investing activities during the nine months ended September 30, 2016 was primarily due to cash proceeds of $10.5 million received from the sale of assets from our Canadian and Australian radiopharmacy businesses, which was offset by $5.0 million in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2017 is primarily related to the net outflow of $11.9 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.
Net cash used in financing activities during the nine months ended September 30, 2016 was primarily used to repay $55.0 million of the principal balance of our $365.0 million Term Facility with net proceeds of $39.9 million, which were raised upon completion of a follow-on underwritten primary offering, and $15.1 million from cash on hand.
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
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 4.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 3.50%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At September 30, 2017, our interest rate under the 2017 Term Facility was 5.7%.
We are permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires us to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
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
2017 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q3 2017 through Q1 2018	5.00 to 1.00
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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

•	The costs of investing in our facilities, equipment and technology infrastructure;

•	The costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products;

•	The extent to which we acquire or invest in (i) new products, businesses and technologies, or (ii) the further clinical development or commercialization of existing development candidates or products;

•	The extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products;

•
The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and

•	The cost of interest on any additional borrowings which we may incur under our financing arrangements.
Until we successfully become dual sourced for our principal products, we are vulnerable to future supply shortages. Disruption in the financial performance could also occur if we experience significant adverse changes in customer mix, broad economic downturns, adverse industry or company conditions or catastrophic external events, including natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to implement additional expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.
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

At September 30, 2017, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $68.1 million of cash and cash equivalents at September 30, 2017. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting total net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.
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
There have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2017, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.
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
The growth of our business is substantially dependent on increased market penetration for the appropriate use of DEFINITY in suboptimal echocardiograms. Of the total number of echocardiograms performed each year in the U.S., over 31.8 million in 2016, based on medical literature, a third-party source estimates that 20%, or approximately 6.4 million echocardiograms in 2016, produced suboptimal images. We estimate that DEFINITY had an approximately 80% share of the U.S. market for contrast agents in echocardiography procedures as of December 2016. We launched DEFINITY in 2001, and in the U.S., its composition of matter patent will expire in 2019, its manufacturing patent will expire in 2021, and a new method of use patent will expire in 2037. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will currently expire in 2019. We have an active next generation development program for this agent, including pursuing additional indications, new patent protection, and new formulations, but there can be no assurance that this program will be successful or that new patents will protect the agent.
We have on-going development and technology transfer activities for a next generation DEFINITY product with SBL located in Songdo, South Korea, approximately 20 miles southwest of Seoul, but can give no assurances as to when those technology transfer activities will be completed and when we will begin to receive a supply of a next generation DEFINITY product from SBL. In addition, those activities could be adversely affected by on-going political and military tensions on the Korean peninsula.
If we are not able to continue to grow DEFINITY sales through increased market penetration, we will not be able to grow the revenue and cash flow of the business or leverage the substantial overhead of the balance of our business, which could have a negative effect on our prospects.
In the U.S., we are heavily dependent on a few large customers and group purchasing organization arrangements to generate a majority of our revenues for our nuclear medical imaging products and our other products. Outside of the U.S., we rely primarily on distributors to generate a substantial portion of our revenue.
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
In Puerto Rico, we own and operate one of two radiopharmacies on the island and sell our own products as well as products of third parties to end users. In September 2017, Hurricane Maria devastated the island, interrupting power and telecommunications services for most of the island and limiting ground and air transportation. The building that houses our radiopharmacy sustained minimal external physical damage as a result of the hurricane. From and after September 20, 2017, the number of diagnostic imaging procedures performed on the island has severely declined. While we currently believe that the number of diagnostic imaging procedures performed in Puerto Rico will slowly return to prior levels, we can give no assurances of that, and failure of our radiopharmacy to return to such prior levels could have a negative effect on the revenue and cash flow of our business.
For all of our medical imaging products, we continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Outside of the U.S., Canada and Puerto Rico, we have no sales force and, consequently, rely on third-party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. This is the case in both Canada and Australia, where we formerly owned or operated radiopharmacies and are now distributing products under the Isologic Agreement and the GMS Agreement, respectively. Distributors accounted for approximately 34%, 15% and 17% of International segment revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain current levels of unit sales or that we will be able to increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
For the years ended December 31, 2016, 2015 and 2014, we derived approximately 15%, 20% and 22% of our revenues from outside the fifty United States, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
Less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions, including on-going political and military tensions on the Korean peninsula which could adversely affect our next generation DEFINITY program at SBL;

•
Entering into or renewing commercial agreements with international governments or provincial authorities or entities directly or indirectly controlled by such governments or authorities, such as our Chinese partner Double-Crane Pharmaceutical Company;

•	International customers which are agencies or institutions of foreign governments;

•	Local business practices which may be in conflict with the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act;

•	Currency fluctuations;

•	Potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	Unfavorable labor regulations;

•	Greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;

•	Greater potential for intellectual property piracy;

•	Greater difficulties in managing and staffing non-U.S. operations;

•
The need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements;

•	Changes in public attitudes about the perceived safety of nuclear facilities;

•	Changes in trade policies, regulatory requirements and other barriers;

•	Civil unrest or other catastrophic events, including Hurricane Maria in Puerto Rico; and

•	Longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.
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
The following table presents information with respect to purchases of common stock we made during the quarter ending September 30, 2017. The Company does not have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, and amended April 26, 2016 and as further amended on April 27, 2017, provides for the withholding of shares held by employees to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2017**	—	$—	*	*
August 2017**	27,918	$17.48	*	*
September 2017**	37,860	$16.80	*	*
Total	65,778		*
* These amounts are not applicable as the Company does not have a share repurchase program in effect.
** Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the vesting of restricted shares from equity-based awards.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On October 30, 2017, we entered into a binding commercial supply arrangement pursuant to which we will supply Cardinal Health with TechneLite generators, Xenon, Neurolite and other products through 2018.  The supply arrangement specifies pricing levels and requires Cardinal Health to purchase minimum volumes of certain products from us during certain periods.  The supply arrangement will expire on December 31, 2018 and may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date:	November 2, 2017

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN W. CROWLEY
Name:	John W. Crowley
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 2, 2017