Form 10-Q
period 2018-03-31
Lantheus Holdings, Inc.
filed 2018-05-02
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 38,280,637 shares of common stock, $0.01 par value, outstanding as of April 27, 2018.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$73,739	$76,290
Accounts receivable, net	47,834	40,259
Inventory	32,086	26,080
Other current assets	5,598	5,221
Total current assets	159,257	147,850
Property, plant & equipment, net	93,777	92,999
Intangibles, net	11,106	11,798
Goodwill	15,714	15,714
Deferred tax assets, net	83,655	87,010
Other long-term assets	29,080	28,487
Total assets	$392,589	$383,858
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,750	$2,750
Revolving line of credit	—	—
Accounts payable	21,012	17,464
Accrued expenses and other liabilities	21,634	26,536
Total current liabilities	45,396	46,750
Asset retirement obligations	10,702	10,412
Long-term debt, net	264,972	265,393
Other long-term liabilities	37,855	38,012
Total liabilities	358,925	360,567
Commitments and contingencies (See Note 13)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 37,997 and 37,765 shares issued and outstanding, respectively)	380	378
Additional paid-in capital	234,765	232,960
Accumulated deficit	(200,447)	(209,013)
Accumulated other comprehensive loss	(1,034)	(1,034)
Total stockholders’ equity	33,664	23,291
Total liabilities and stockholders’ equity	$392,589	$383,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$82,630	$81,359
Cost of goods sold	40,321	41,597
Gross profit	42,309	39,762
Operating expenses
Sales and marketing	10,640	10,214
General and administrative	12,543	12,270
Research and development	3,989	5,351
Total operating expenses	27,172	27,835
Operating income	15,137	11,927
Interest expense	4,050	5,420
Loss on extinguishment of debt	—	2,161
Other income	(920)	(577)
Income before income taxes	12,007	4,923
Income tax expense	3,796	785
Net income	$8,211	$4,138
Net income per common share:
Basic	$0.22	$0.11
Diluted	$0.21	$0.11
Weighted-average common shares outstanding:
Basic	37,886	36,889
Diluted	39,493	38,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$8,211	$4,138
Other comprehensive loss:
Foreign currency translation	—	(4)
Total other comprehensive loss	—	(4)
Comprehensive income	$8,211	$4,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$8,211	$4,138
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	3,596	6,160
Amortization of debt related costs	320	360
Provision for bad debt	195	62
Provision for excess and obsolete inventory	1,220	285
Stock-based compensation	1,796	945
Loss on extinguishment of debt and debt retirement costs	—	2,161
Deferred taxes	2,923	—
Long-term income tax receivable	(841)	(490)
Long-term income tax payable and other long-term liabilities	854	769
Other	(46)	(58)
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(7,816)	(3,135)
Inventory	(6,579)	(2,427)
Other current assets	(1,003)	(1,250)
Accounts payable	2,160	1,200
Accrued expenses and other liabilities	(5,656)	(3,196)
Net cash (used in) provided by operating activities	(666)	5,524
Investing activities
Capital expenditures	(2,135)	(4,899)
Proceeds from sale of assets	1,000	335
Net cash used in investing activities	(1,135)	(4,564)
Financing activities
Proceeds from issuance of long-term debt	—	274,313
Payments on long-term debt	(715)	(284,551)
Deferred financing costs	—	(1,219)
Payments for public offering costs	—	(74)
Proceeds from stock option exercises	514	632
Proceeds from issuance of common stock	206	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(709)	(355)
Net cash used in financing activities	(704)	(11,254)
Effect of foreign exchange rates on cash and cash equivalents	(46)	(2)
Net decrease in cash and cash equivalents	(2,551)	(10,296)
Cash and cash equivalents, beginning of period	76,290	51,178
Cash and cash equivalents, end of period	$73,739	$40,882
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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future period.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities Exchange Commission (“SEC”) on February 26, 2018. Certain immaterial amounts in the prior period condensed consolidated statement of cash flows have been reclassified to conform to the current period financial statement presentation.
2. Summary of Significant Accounting Policies
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
Accounting Standards Adopted During the Three Months Ended March 31, 2018
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
		January 1, 2018	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments
This ASU and related amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
January 1, 2018
See Note 3, "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard.

The adoption of this standard did not have a material impact on the Company’s condensed consolidated balance sheets and statements of operations.

3. Revenue from Contracts with Customers
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the periods presented.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.
Disaggregation of Revenue
The following table summarizes revenue by revenue source for the three months ended March 31, 2018:

	Reportable Segments
Major Products/Service Lines (in thousands)	U.S.	International	Total
Product revenue, net(1)	$71,488	$10,580	$82,068
License and royalty revenues	—	562	562
Total revenues	$71,488	$11,142	$82,630
________________________________

(1)
The Company’s principal products include DEFINITY, TechneLite and Xenon and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all of its principal products.

Product Revenue, Net
The Company sells its products principally to distributors, radiopharmacies and directly to hospitals and clinics. The Company considers customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be the contracts with a customer.

For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.
The Company typically invoices customers upon satisfaction of identified performance obligations. As the Company’s standard payment terms are 30 to 60 days from invoicing, the Company has elected to use the significant financing component practical expedient under ASC 606-10-32-18.
The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances.
Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs upon delivery to the customer. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.
Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred.
The Company generally does not separately charge customers for shipping and handling costs, but any shipping and handling costs charged to customers are included in product revenue, net. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances that are offered within contracts between the Company and its customers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect product revenue and earnings in the period such variances become known.
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations. The Company estimates the amount of rebates and allowances that are explicitly stated in the Company’s contracts based on a combination of actual purchases and an estimate of the customer’s buying patterns.
Product Returns: The Company generally offers customers a limited right of return due to non-conforming product. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Reserves for product returns are not significant to the Company due to the nature of its products including radiopharmaceutical products with limited half-lives.

The following table summarizes activity for reserves relating to rebate and allowances (including group purchasing organization administrative fees and returns) for the three months ended March 31, 2018:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	3,027
Adjustments relating to prior period revenues	(121)
Payments or credits made during the period	(2,776)
Balance, March 31, 2018	$2,990
License and Royalty Revenues
The Company has entered into licensing agreements, which are within the scope of ASC 606, under which it licenses certain rights to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The Company also has distribution licenses which are treated as combined performance obligations with the delivery of its products and are classified as product revenue, net.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step approach stated earlier. The Company uses judgment in determining the number of performance obligations in a license agreement by assessing whether the license is distinct or should be combined with another performance obligation, as well as the nature of the license. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At March 31, 2018, the Company is constraining variable consideration related to milestone payments requiring regulatory approvals.
Royalty Revenues: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Contract Costs
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient under ASC 340-40-25-4 to expense the costs as they are incurred within selling and marketing expenses since the amortization period is less than one year.

During the three months ended March 31, 2018, the Company recognized the following revenues:

(in thousands)	Amount
Remainder of amounts included in the contract liability at the beginning of the period	$8
Performance obligations satisfied (or partially satisfied) in previous periods	$—
The Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. As such, under the optional exemption provided by ASC 606-10-50-14, the Company is not disclosing the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period.
4. Fair Value of Financial Instruments
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
The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$10,624	$10,624	$—	$—
Total	$10,624	$10,624	$—	$—

	December 31, 2017
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$8,700	$8,700	$—	$—
Total	$8,700	$8,700	$—	$—
Nonrecurring Fair Value Measurements
As of December 31, 2017, the Company wrote down the value of land held for sale in the U.S. segment to its fair value, less estimated costs to sell, using level 3 inputs. See Note 7, “Property, Plant & Equipment, Net” for further discussion regarding land held for sale.
5. Income Taxes
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. The Company’s effective tax rate in fiscal 2018 differs from the U.S. federal statutory rate of 21% principally due to the impact of state taxes, uncertain tax positions, and losses in certain foreign jurisdictions for which no tax benefit is recorded. The Company’s effective rate in fiscal 2017 was impacted by the valuation allowance the Company had on all its U.S. deferred tax assets until the fourth quarter of fiscal 2017. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense was $3.8 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act is significant and has wide-ranging effects.
The Company is still studying all of the ramifications of the Act, but expects the primary material impact of the Act to be the remeasurement of the Company’s deferred tax assets which was recorded in fiscal 2017 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. As of December 31, 2017, the Company determined it had no accumulated unrepatriated foreign earnings, and therefore had recorded no liability for the repatriation transition tax. No changes have been made to these estimates.
The Company is continuing to evaluate other changes resulting from the Act, including the impact of Global Intangible Low Tax Income, Base Erosion and Anti-abuse Tax and revisions to Section 162(m). The Company has incorporated estimates of these items in its fiscal 2018 effective tax rate and expects to complete its accounting for these items within the prescribed measurement period.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact.The Company released its full valuation allowance recorded against its domestic deferred tax assets during the year ended December 31, 2017. The Company continues to record a partial valuation allowance against its foreign net deferred tax assets.
In connection with the Company’s acquisition of the medical imaging business from Bristol Myers Squibb (“BMS”) in 2008, the Company entered into a tax indemnification agreement with BMS related to certain tax obligations arising prior to the acquisition of the Company, for which the Company has the primary legal obligation. A long-term receivable is recorded to account for the expected value to the Company of future indemnification payments, net of actual U.S. federal tax benefits. The tax indemnification receivable is recognized within other long-term assets. The changes in the tax indemnification asset are recognized within other income in the condensed consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability and penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. Accordingly, as these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be minimal net effect on earnings and net cash outflows related to these liabilities.
6. Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$11,178	$10,447
Work in process	10,310	5,509
Finished goods	10,598	10,124
Total inventory	$32,086	$26,080
As of March 31, 2018 and December 31, 2017, the Company had $0.5 million and $1.1 million, respectively, of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months.

7. Property, Plant & Equipment, Net
Property, plant & equipment, net, consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Land	$13,450	$13,450
Buildings	63,689	76,059
Machinery, equipment and fixtures	69,330	71,870
Computer software	20,280	20,271
Construction in progress	9,816	7,622
	176,565	189,272
Less: accumulated depreciation and amortization	(82,788)	(96,273)
Total property, plant & equipment, net	$93,777	$92,999
Depreciation and amortization expense related to property, plant & equipment, net, was $2.6 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively.
Long-Lived Assets Held for Sale
During the fourth quarter of 2017, the Company committed to a plan to sell a portion of its land in the U.S. segment. This event qualified for held for sale accounting and the land was written down to its fair value, less estimated costs to sell, which is classified in other current assets at December 31, 2017. During the three months ended March 31, 2018, the Company completed the sale of the land for proceeds of $1.0 million.
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of March 31, 2018, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at December 31, 2017	$10,412
Accretion expense	290
Balance at March 31, 2018	$10,702

9. Financing Arrangements
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
2017 Term Facility
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At March 31, 2018, the Company’s interest rate under the 2017 Term Facility was 5.6%.
The Company is permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of March 31, 2018:

(in thousands)	Amount
Remainder of 2018	$2,063
2019	2,750
2020	2,750
2021	2,750
2022	261,937
Total principal outstanding	272,250
Unamortized debt discount	(1,923)
Unamortized debt issuance costs	(2,605)
Total	267,722
Less: current portion	(2,750)
Total long-term debt	$264,972

2017 Revolving Facility
Under the terms of the 2017 Revolving Facility, the lenders thereunder agreed to extend credit to the Company from time to time until March 30, 2022 (the “Revolving Termination Date”) consisting of revolving loans (the “Revolving Loans” and, together with the Term Loans, the “Loans”) in an aggregate principal amount not to exceed $75 million (the “Revolving Commitment”) at any time outstanding. The 2017 Revolving Facility includes a $20 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The Letters of Credit and the borrowings under the 2017 Revolving Facility are expected to be used for working capital and other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of March 31, 2018, there were no outstanding borrowings under the 2017 Revolving Facility.
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

Period	Consolidated Leverage Ratio
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
10. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of goods sold	$229	$139
Sales and marketing	302	124
General and administrative	980	551
Research and development	285	131
Total stock-based compensation expense	$1,796	$945

During the first quarter of 2018, the Company granted approximately 207,000 total stockholder return restricted stock awards (“TSR Awards”) that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that can be earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo simulation valuation model.
11. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income	$8,211	$4,138

Basic weighted-average common shares outstanding	37,886	36,889
Effect of dilutive stock options	150	303
Effect of dilutive restricted stock	1,457	1,409
Diluted weighted-average common shares outstanding	39,493	38,601

Basic income per common share	$0.22	$0.11
Diluted income per common share	$0.21	$0.11

Antidilutive securities excluded from diluted net income per common share	86	387
12. Other Income
Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Foreign currency gains	$72	$85
Tax indemnification income	841	490
Other	7	2
Total other income	$920	$577
13. Legal Proceedings and Contingencies
From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The costs and outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations.
As of March 31, 2018, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

The Company is currently in arbitration with Pharmalucence in connection with a Manufacturing and Supply Agreement, dated November 12, 2013, under which Pharmalucence agreed to manufacture and supply DEFINITY for the Company. The commercial arrangement contemplated by that agreement was repeatedly delayed and ultimately never successfully realized. After extended settlement discussions between Sun Pharma, the ultimate parent of Pharmalucence, and the Company, which did not lead to a mutually acceptable outcome, on November 10, 2017, the Company filed an arbitration demand (and later an amended arbitration demand) with the American Arbitration Association against Pharmalucence, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious misrepresentation and violation of the Massachusetts Consumer Protection Law, also known as Chapter 93A. The Company is seeking monetary damages but cannot predict the outcome of this dispute resolution proceeding and whether the Company will be able to obtain any financial recovery as a result of this proceeding.
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
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended March 31,
(in thousands)	2018		2017
Revenues from external customers
U.S.	$71,488		$71,027
International	11,142		10,332
Total revenues from external customers	$82,630	—	$81,359
Operating income
U.S.	$14,156		$11,168
International	981		759
Total operating income	15,137		11,927
Interest expense	4,050		5,420
Loss on extinguishment of debt	—		2,161
Other income	(920)		(577)
Income before income taxes	$12,007		$4,923

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

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

•	The ability of GE Healthcare to successfully complete the Phase 3 development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•	Risks associated with our two new internal clinical development programs - DEFINITY for an ejection fraction (“EF”) indication and LMI 1195 for heart failure patient risk stratification;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	Risks associated with our investment in, and construction of, additional specialized manufacturing capabilities at our North Billerica, Massachusetts facility;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	The extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners or potentially developed internally;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Our inability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with potentially becoming a large accelerated filer;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language used to create interactive financial statement data over the Internet. The information on our website is neither part of nor incorporated by reference in this Quarterly Report on Form 10-Q.
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
We sell our products globally and have operations in the U.S., Puerto Rico and Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America.
Our Product Portfolio
Our product portfolio includes an ultrasound contrast agent and nuclear imaging products. Our principal products include the following:

•
DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., an Orange Book-listed composition of matter patent will expire in 2019, a manufacturing patent will expire in 2021, a new Orange Book-listed method of use patent will expire in 2037 and another manufacturing patent will expire in 2037. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will currently expire in 2019.

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

Sales of our contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical capabilities. Outside the U.S., we own one radiopharmacy in Puerto Rico, where we sell our own products as well as products of third parties to end-users.
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
The following table sets forth our revenues derived from our principal products:

	Three Months Ended March 31,
(in thousands)	2018	% of Revenues	2017	% of Revenues
DEFINITY	$44,655	54.0%	$37,712	46.4%
TechneLite	21,395	25.9%	26,825	33.0%
Xenon	7,927	9.6%	8,060	9.9%
Other	8,653	10.5%	8,762	10.7%
Total revenues	$82,630	100.0%	$81,359	100.0%

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
There are three echocardiography contrast agents approved by the FDA for sale in the U.S.—DEFINITY which we estimated as having over 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2017, Optison from GE Healthcare and Lumason from Bracco. As part of our microbubble franchise strategy, we continue to actively pursue additional patents in connection with DEFINITY, alternative microbubble formulations and related technology. We also plan to initiate additional clinical trials with DEFINITY in the second half of 2018 to pursue expansion of the current DEFINITY indication to include EF. However, we can give no assurance that our microbubble franchise strategy will be successful or that new patents or approvals will protect the agent or be defensible in the face of potential generic competition. See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Competition for Xenon
Xenon gas for lung ventilation diagnosis is our third largest product by revenues. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements with customers at committed volumes and reduced prices. These steps have resulted in more predictable Xenon unit volumes. Historically, several companies, including Curium, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016, we were the only supplier of this imaging agent in the U.S. In March 2016, Curium received regulatory approval from the FDA to again sell packaged Xenon in the U.S. and began to do so. Depending upon the pricing, extent of availability and market penetration of Curium’s offering, we believe we are at risk for volume loss and price erosion from those customers that are not subject to price or volume commitments with us. In addition to competition from Curium, other imaging agents and modalities could potentially compete with, or displace, packaged Xenon in pulmonary studies. If there is an increase in the use of other imaging agents or modalities in place of packaged Xenon, our current sales volumes would decrease, which could have a negative effect on our business, results of operations, financial condition and cash flows. See Part I, Item 1A. “Risk Factors—We face revenue and unit volume risk for Xenon in pulmonary studies as a result of competition from Curium and potentially others” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for an alternative microbubble formulation with SBL, which is located in South Korea, but we cannot give any assurances as to if and when those technology transfer activities will be completed and when we will begin to receive supply of an alternative microbubble formulation from SBL. We have also commenced an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. As part of this project, we plan to retrofit an underutilized manufacturing and storage building to house our proposed manufacturing facility. We can give no assurance that we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We believe we are generally well-positioned with ANSTO, IRE and NTP to have a secure supply of Moly, including low-enriched uranium-based Moly produced from targets containing less than 20% of Uranium-235. However, we still have challenges from to time to time in our Moly supply chain. For example, due to regulatory issues, the NTP processing facility was off-line from late November 2017 until mid-February 2018, and we were forced to rely on Moly supply from only ANSTO and IRE during this period, resulting in our inability to fill all of the demand for our TechneLite generators on certain manufacturing days and consequently decreasing revenue and cash flow from this product line during this period as compared to prior periods.
We are receiving bulk unprocessed Xenon from IRE, which we are processing and finishing for our customers. We believe we are well-positioned to supply Xenon to our customers. See Part I, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues” and “—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. As part of our microbubble franchise strategy, in the second half of 2018, we plan to initiate additional clinical trials with DEFINITY to pursue expansion of the current DEFINITY indication to include EF. In addition, by year end 2018, we currently anticipate entering into a single Phase 3 clinical trial for LMI 1195 to demonstrate improved risk stratification of ischemic heart failure patients. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow.
Segments
We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.
Executive Overview
Our results for the three months ended March 31, 2018 as compared to the corresponding period in 2017 reflect the following:

•	increased revenues for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	decreased revenues for TechneLite primarily as a result of a temporary supplier disruption;

•	decreased depreciation expense as a result of the scheduled decommissioning of certain long-lived assets during the prior year period;

•
decreases in general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt, as well as a related $2.2 million loss on the extinguishment of debt during the prior year period;

•	decreased interest expense of $1.4 million due to the refinancing, and subsequent repricing, of our debt; and

•	increased tax expense due to the profit generated during the three months ended March 31, 2018 and the fact that we no longer record a valuation allowance against our domestic deferred tax assets.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues	$82,630	$81,359
Cost of goods sold	40,321	41,597
Gross profit	42,309	39,762
Operating expenses
Sales and marketing	10,640	10,214
General and administrative	12,543	12,270
Research and development	3,989	5,351
Total operating expenses	27,172	27,835
Operating income	15,137	11,927
Interest expense	4,050	5,420
Loss on extinguishment of debt	—	2,161
Other income	(920)	(577)
Income before income taxes	12,007	4,923
Income tax expense	3,796	785
Net income	$8,211	$4,138
Comparison of the Periods Ended March 31, 2018 and 2017
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
U.S.
DEFINITY	$43,506	$36,923	$6,583	17.8%
TechneLite	18,063	23,308	(5,245)	(22.5)%
Xenon	7,927	8,058	(131)	(1.6)%
Other	1,992	2,738	(746)	(27.2)%
Total U.S. revenues	71,488	71,027	461	0.6%
International
DEFINITY	1,149	789	360	45.6%
TechneLite	3,332	3,517	(185)	(5.3)%
Xenon	—	2	(2)	(100.0)%
Other	6,661	6,024	637	10.6%
Total International revenues	11,142	10,332	810	7.8%
Total revenues	$82,630	$81,359	$1,271	1.6%
The increase in the U.S. segment revenues for the three months ended March 31, 2018, as compared to the prior year period is primarily due to a $6.6 million increase in DEFINITY revenues as a result of higher unit volumes. This was offset, in part by a $5.2 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a $0.7 million increase in rebate and allowance provisions.
The increase in the International segment revenues for the three months ended March 31, 2018, as compared to the prior year period is primarily due to a $0.4 million increase in DEFINITY revenues as a result of higher unit volumes and $0.4 million as a result of higher Thallium volumes.

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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	3,027
Adjustments relating to prior period revenues	(121)
Payments or credits made during the period	(2,776)
Balance, March 31, 2018	$2,990

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
U.S.	$39,873	$37,969	$1,904	5.0%
International	2,436	1,793	643	35.9%
Total gross profit	$42,309	$39,762	$2,547	6.4%
The increase in the U.S. segment gross profit for the three months ended March 31, 2018 over the prior year period is primarily due to higher DEFINITY unit volumes. This was offset by lower TechneLite unit volumes as a result of a temporary supplier disruption and an increase in excess and obsolete inventory reserves of other materials.
The increase in the International segment gross profit for the three months ended March 31, 2018 over the prior year period is primarily due to higher DEFINITY unit volumes.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
U.S.	$9,987	$9,566	$421	4.4%
International	653	648	5	0.8%
Total sales and marketing	$10,640	$10,214	$426	4.2%
The increase in the U.S. segment sales and marketing expenses for the three months ended March 31, 2018 over the prior year period is primarily due to employee-related expenses.

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
General and administrative expense is summarized by segment as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
U.S.	$12,387	$12,106	$281	2.3%
International	156	164	(8)	(4.9)%
Total general and administrative	$12,543	$12,270	$273	2.2%
The increase in the U.S. segment general and administrative expenses for the three months ended March 31, 2018 over the prior year period was primarily due to higher employee-related expenses, campus consolidation costs and higher information technology and legal costs, which were partially offset by non-recurrence of $1.7 million of debt refinancing costs incurred in the prior year period.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
U.S.	$3,343	$5,129	$(1,786)	(34.8)%
International	646	222	424	191.0%
Total research and development	$3,989	$5,351	$(1,362)	(25.5)%
The decrease in the U.S. segment research and development expenses for the three months ended March 31, 2018 over the prior year period is primarily due to a decrease in depreciation expense resulting from the scheduled decommissioning of certain long-lived assets associated with research and development operations partially offset by higher employee-related expenses.
The increase in the International segment research and development expenses for the three months ended March 31, 2018 over the prior year period is driven by a European Phase 4 study for one of our products.
Interest Expense
Interest expense decreased by approximately $1.4 million for the three months ended March 31, 2018 as compared to the prior year period due to comparatively lower outstanding principal balances and effective interest rates on our long-term debt during the period as a result of our March 2017 refinancing and November 2017 repricing.
Loss on Extinguishment of Debt
For the three months ended March 31, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 9, “Financing Arrangements” to our condensed consolidated financial statements.

Income Tax Expense
Income tax expense for the periods presented is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
Income tax expense	$3,796	$785	$3,011	383.6%
We recorded income tax expense of $3.8 million for the three months ended March 31, 2018, compared to $0.8 million as compared to the same period in 2017. We provide for income tax expense based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur.
Our effective tax rate for the periods presented are as follows:

	Three Months Ended March 31,
	2018	2017
Effective tax rate	31.6%	15.9%
Our effective tax rate in fiscal 2018 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes, uncertain tax positions, and losses in certain jurisdictions for which no tax benefit can be recorded.
The increase in effective income tax rate for the three months ended March 31, 2018 was due to the fact that we were maintaining a full valuation allowance on our domestic and most of our foreign net deferred tax assets prior to December 31, 2017, at which time the valuation allowance related to our domestic net deferred tax assets was released.
As a result, the income tax provision for the three months ended March 31, 2018 was primarily due to the income generated in the period and interest associated with uncertain tax positions. The income tax provision for the three months ended March 31, 2017 was primarily from interest associated with uncertain tax positions and taxes due in certain foreign jurisdictions where we generated taxable income.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. We released our full valuation allowance recorded against our domestic deferred tax assets during the year ended December 31, 2017. We continue to record a partial valuation allowance against our foreign net deferred tax assets.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(666)	$5,524
Net cash used in investing activities	$(1,135)	$(4,564)
Net cash used in financing activities	$(704)	$(11,254)
Net Cash Provided by Operating Activities
Net cash used in operating activities of $0.7 million in the three months ended March 31, 2018 was driven primarily by net decreases of $18.9 million related to movements in our working capital accounts during the period, which were primarily driven by higher accounts receivable related to increases in revenues to certain major customers, timing of inventory purchases during the period and the payment of prior year annual bonuses. Offsetting these net uses of cash were net income of $8.2 million, depreciation, amortization and accretion expense of $3.6 million, changes in deferred taxes of $2.9 million, stock-based compensation expense of $1.8 million, and provision for excess and obsolete inventory of $1.2 million.

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
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2018 reflected $2.1 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
Net cash used in investing activities during the three months ended March 31, 2017 reflected $4.9 million in capital expenditures offset by the cash proceeds of $0.3 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2018 reflected payments on long-term debt of $0.7 million, payments for minimum statutory tax withholding related to net share settlement of equity awards of $0.7 million, offset by proceeds of $0.5 million from the exercise of stock options.
Net cash used in financing activities during the three months ended March 31, 2017 was primarily related to the net outflow of $11.5 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.
External Sources of Liquidity
In March 2017, we refinanced our 2015 $365 million seven-year term loan facility with a new five-year $275 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, we replaced our revolving facility with a new $75 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”). The terms of the 2017 Facility are set forth in that certain Amended and Restated Credit Agreement, dated as of March 30, 2017 (the “Credit Agreement”), by and among us, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The 2017 Term Facility was issued net of a $0.7 million discount. We have the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75.0 million, plus additional amounts, in certain circumstances.
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
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At March 31, 2018, our interest rate under the 2017 Term Facility was 5.6%. As of March 31, 2018, the principal balance outstanding on our 2017 Term Facility was $272.3 million.
We are permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires us to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
Under the terms of the 2017 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until March 30, 2022 (the “Revolving Termination Date”) consisting of revolving loans (the “Revolving Loans” and, together with the Term Loans, the “Loans”) in an aggregate principal amount not to exceed $75 million (the “Revolving Commitment”) at any time outstanding. The 2017 Revolving Facility includes a $20 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The Letters of Credit and the borrowings under the 2017 Revolving Facility are expected to be used for working capital and other general corporate purposes.

The Revolving Loans under the 2017 Revolving Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.00% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.00%. The 2017 Revolving Facility also includes an unused line fee, which is set at 0.38% while our secured leverage ratio (as defined in the Credit Agreement) is greater than 3.00 to 1.00 and 0.25% when our secured leverage ratio is less than or equal to 3.00 to 1.00.
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

Period	Consolidated Leverage Ratio
Q2 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets or other sources of funding, as well as the capacity and terms of our financing arrangements.
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
At March 31, 2018, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $73.7 million of cash and cash equivalents at March 31, 2018. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting consolidated net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our 2017 Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2018, except as set forth below. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2017.
Revenue from Contracts with Customers
On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The provisions of ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition”, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASC 606 requires us to provide expanded disclosures related to our contracts with customers but did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the periods presented.

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy our performance obligations by transferring control over products or services to our customers. The amount of revenue we recognize reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. To achieve this core principle, we apply the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfies performance obligations.
We derive our revenues through arrangements with customers for product sales as well as licensing and royalty arrangements. We sell our products principally to distributors, radiopharmacies and directly to hospitals and clinics and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.
Our product revenues are recorded at the net sales price (transaction price), which represents our sales price less estimates related to reserves which are established for items such as discounts, returns, rebates and allowances that may be provided for in certain contracts with our customers. Judgment is used in determining and updating our reserves on an on-going basis, and where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from the Company’s estimates.
For our licensing and royalty arrangements, we use judgment in determining the number of performance obligations in a license agreement by assessing whether the license is distinct or should be combined with another performance obligation as well as the nature of the license. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract. These key assumptions may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), its principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the period covered by this report.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various legal proceedings arising in the ordinary course of business. In addition, we have in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities which expose us to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The costs and outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition or results of operations.
As of March 31, 2018, we had no material ongoing litigation in which we were a party or any material ongoing regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.
We are currently in arbitration with Pharmalucence in connection with a Manufacturing and Supply Agreement, dated November 12, 2013, under which Pharmalucence agreed to manufacture and supply DEFINITY for us. The commercial arrangement contemplated by that agreement was repeatedly delayed and ultimately never successfully realized. After extended settlement discussions between Sun Pharma, the ultimate parent of Pharmalucence, and us, which did not lead to a mutually acceptable outcome, on November 10, 2017, we filed an arbitration demand (and later an amended arbitration demand) with the American Arbitration Association against Pharmalucence, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious misrepresentation and violation of the Massachusetts Consumer Protection Law, also known as Chapter 93A. We are seeking monetary damages but cannot predict the outcome of this dispute resolution proceeding and whether we will be able to obtain any financial recovery as a result of this proceeding.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. For further information, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the quarter ended March 31, 2018. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2018**	2,384	$23.38	*	*
February 2018**	32,923	$19.80	*	*
March 2018**	556	$16.30	*	*
Total	35,863		*
________________________________
*    These amounts are not applicable as the Company does not have a share repurchase program in effect.

**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock, which resulted from the exercise of vesting of equity awards.

Dividend Policy
We did not declare or pay any dividends, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to repay indebtedness and to finance the growth and development of our business. Our ability to pay dividends are restricted by our financing arrangements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
10.1***	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.2***	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.3***	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
10.4***	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
*** This exhibit is being filed following expiration of the confidential treatment period previously granted by the Securities and Exchange Commission.  Certain terms of the agreement with NTP Radioisotopes (Pty) Ltd., including pricing, volume commitments and other economic terms, are no longer applicable and have been replaced by the terms contained in Amendment No. 4 to Sales Agreement dated effective as of December 29, 2017, which has been filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and for which confidential treatment has been requested as to certain portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	May 2, 2018

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN W. CROWLEY
Name:	John W. Crowley
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 2, 2018