Form 10-Q
period 2018-06-30
Lantheus Holdings, Inc.
filed 2018-08-01
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 38,299,884 shares of common stock, $0.01 par value, outstanding as of July 27, 2018.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$86,464	$76,290
Accounts receivable, net	44,192	40,259
Inventory	31,474	26,080
Other current assets	4,925	5,221
Total current assets	167,055	147,850
Property, plant & equipment, net	96,817	92,999
Intangibles, net	10,409	11,798
Goodwill	15,714	15,714
Deferred tax assets, net	82,039	87,010
Other long-term assets	29,769	28,487
Total assets	$401,803	$383,858
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,750	$2,750
Revolving line of credit	—	—
Accounts payable	15,313	17,464
Accrued expenses and other liabilities	25,186	26,536
Total current liabilities	43,249	46,750
Asset retirement obligations	10,992	10,412
Long-term debt, net	264,551	265,393
Other long-term liabilities	38,478	38,012
Total liabilities	357,270	360,567
Commitments and contingencies (See Note 13)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 38,298 and 37,765 shares issued and outstanding, respectively)	383	378
Additional paid-in capital	235,882	232,960
Accumulated deficit	(190,702)	(209,013)
Accumulated other comprehensive loss	(1,030)	(1,034)
Total stockholders’ equity	44,533	23,291
Total liabilities and stockholders’ equity	$401,803	$383,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$85,573	$88,837	$168,203	$170,196
Cost of goods sold	41,727	42,890	82,048	84,487
Gross profit	43,846	45,947	86,155	85,709
Operating expenses
Sales and marketing	12,130	11,603	22,770	21,817
General and administrative	11,575	11,203	24,118	23,473
Research and development	4,215	5,244	8,204	10,595
Total operating expenses	27,920	28,050	55,092	55,885
Operating income	15,926	17,897	31,063	29,824
Interest expense	4,298	4,285	8,348	9,705
Loss on extinguishment of debt	—	—	—	2,161
Other income	(336)	(552)	(1,256)	(1,129)
Income before income taxes	11,964	14,164	23,971	19,087
Income tax expense	2,219	569	6,015	1,354
Net income	$9,745	$13,595	$17,956	$17,733
Net income per common share:
Basic	$0.25	$0.37	$0.47	$0.48
Diluted	$0.25	$0.35	$0.45	$0.46
Weighted-average common shares outstanding:
Basic	38,233	37,235	38,060	37,063
Diluted	39,398	38,900	39,468	38,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$9,745	$13,595	$17,956	$17,733
Other comprehensive income (loss):
Foreign currency translation	4	(20)	4	(24)
Total other comprehensive income (loss)	4	(20)	4	(24)
Comprehensive income	$9,749	$13,575	$17,960	$17,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$17,956	$17,733
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	7,089	11,271
Amortization of debt related costs	639	696
Provision for bad debt	166	—
Provision for excess and obsolete inventory	1,959	730
Stock-based compensation	4,012	2,107
Loss on extinguishment of debt and debt retirement costs	—	2,161
Deferred taxes	4,539	—
Long-term income tax receivable	(1,528)	(980)
Long-term income tax payable and other long-term liabilities	1,517	1,357
Other	346	404
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(4,223)	(6,368)
Inventory	(6,714)	(4,232)
Other current assets	(581)	(249)
Accounts payable	(2,900)	767
Accrued expenses and other liabilities	(2,667)	694
Net cash provided by operating activities	19,610	26,091
Investing activities
Capital expenditures	(7,761)	(8,301)
Proceeds from sale of assets	1,000	1,234
Net cash used in investing activities	(6,761)	(7,067)
Financing activities
Proceeds from issuance of long-term debt	—	274,313
Payments on long-term debt	(1,431)	(285,265)
Deferred financing costs	—	(1,576)
Payments for public offering costs	—	(74)
Proceeds from stock option exercises	1,140	1,078
Proceeds from issuance of common stock	206	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,432)	(1,557)
Net cash used in financing activities	(2,517)	(13,081)
Effect of foreign exchange rates on cash and cash equivalents	(158)	33
Net increase in cash and cash equivalents	10,174	5,976
Cash and cash equivalents, beginning of period	76,290	51,178
Cash and cash equivalents, end of period	$86,464	$57,154
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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future period.
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-02, Leases (Topic 842)
This ASU supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized on the balance sheet. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach at the earliest period presented or at the period of adoption.
January 1, 2019
The Company is currently in the process of performing an assessment on the impact of the standard, including optional practical expedients and transition methods that the Company may elect upon adoption and is progressing with an implementation plan. The implementation plan includes identifying the Company’s lease population, updating the Company’s lease database and identifying changes to processes and controls. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Adopted During the Six Months Ended June 30, 2018
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

3. Revenue from Contracts with Customers
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented.
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
Disaggregation of Revenue
The following table summarizes revenue by revenue source and reportable segment as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Major Products/Service Lines (in thousands)	U.S.	International	Total	U.S.	International	Total
Product revenue, net(1)	$74,086	$10,918	$85,004	$145,574	$21,498	$167,072
License and royalty revenues	—	569	569	—	1,131	1,131
Total revenues	$74,086	$11,487	$85,573	$145,574	$22,629	$168,203
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

The following table summarizes activity for reserves relating to rebate and allowances (including group purchasing organization administrative fees and returns) for the six months ended June 30, 2018:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	6,550
Adjustments relating to prior period revenues	(260)
Payments or credits made during the period	(5,245)
Balance, June 30, 2018	$3,905
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
Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At June 30, 2018, the Company is constraining variable consideration related to milestone payments requiring regulatory approvals.
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

The Company recognized certain revenues as follows:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amounts included in the contract liability at the beginning of the period	$9	$17
Performance obligations satisfied (or partially satisfied) in previous periods	$—	$—
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
The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$11,852	$11,852	$—	$—
Total	$11,852	$11,852	$—	$—

	December 31, 2017
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$8,700	$8,700	$—	$—
Total	$8,700	$8,700	$—	$—
Nonrecurring Fair Value Measurements
As of December 31, 2017, the Company wrote down the value of land held for sale in the U.S. segment to its fair value, less estimated costs to sell, using level 3 inputs. See Note 7, “Property, Plant & Equipment, Net” for further discussion regarding land held for sale.

5. Income Taxes
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. The Company’s effective tax rate in fiscal 2018 differs from the U.S. federal statutory rate of 21% principally due to the impact of state taxes and the accrual of interest on uncertain tax positions offset by tax benefits arising from stock compensation deductions. The Company’s effective rate in fiscal 2017 was impacted by the valuation allowance the Company had on all its U.S. deferred tax assets until the fourth quarter of fiscal 2017. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income tax expense	$2,219	$569	$6,015	$1,354
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act is significant and has wide-ranging effects.
The Company is still studying all of the ramifications of the Act, but expects the primary material impact of the Act to be the remeasurement of the Company’s deferred tax assets, which was recorded in fiscal 2017 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. As of December 31, 2017, the Company determined it had no accumulated unrepatriated foreign earnings, and therefore had recorded no liability for the repatriation transition tax. No changes have been made to these estimates.
The Company is continuing to evaluate other changes resulting from the Act, including the impact of Global Intangible Low Tax Income, Base Erosion and Anti-abuse Tax, and revisions to Code Section 162(m). The Company has incorporated estimates of these items in its fiscal 2018 effective tax rate and expects to complete its accounting for these items within the prescribed measurement period.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company released its full valuation allowance recorded against its domestic net deferred tax assets during the year ended December 31, 2017. The Company continues to record a valuation allowance against certain of its foreign net deferred tax assets.
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
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$10,631	$10,447
Work in process	7,984	5,509
Finished goods	12,859	10,124
Total inventory	$31,474	$26,080
As of June 30, 2018 and December 31, 2017, the Company had $0.5 million and $1.1 million, respectively, of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months.

7. Property, Plant & Equipment, Net
Property, plant & equipment, net, consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Land	$13,450	$13,450
Buildings	64,858	76,059
Machinery, equipment and fixtures	69,189	71,870
Computer software	19,060	20,271
Construction in progress	11,079	7,622
	177,636	189,272
Less: accumulated depreciation and amortization	(80,819)	(96,273)
Total property, plant & equipment, net	$96,817	$92,999
Depreciation and amortization expense related to property, plant & equipment, net, was $2.5 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively, and $5.1 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively.
Long-Lived Assets Held for Sale
During the fourth quarter of 2017, the Company committed to a plan to sell a portion of its land in the U.S. segment. This event qualified for held for sale accounting and the land was written down to its fair value, less estimated costs to sell, which is classified in other current assets at December 31, 2017. During the first quarter of 2018, the Company completed the sale of the land for proceeds of $1.0 million.
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2018, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at December 31, 2017	$10,412
Accretion expense	580
Balance at June 30, 2018	$10,992

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
2017 Term Facility
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At June 30, 2018, the Company’s interest rate under the 2017 Term Facility was 5.8%.
The Company is permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of June 30, 2018:

(in thousands)	Amount
Remainder of 2018	$1,375
2019	2,750
2020	2,750
2021	2,750
2022	261,937
Total principal outstanding	271,562
Unamortized debt discount	(1,810)
Unamortized debt issuance costs	(2,451)
Total	267,301
Less: current portion	(2,750)
Total long-term debt	$264,551

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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2018, there were no outstanding borrowings under the 2017 Revolving Facility.
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

Period	Consolidated Leverage Ratio
Q3 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
10. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$261	$177	$490	$316
Sales and marketing	397	167	699	291
General and administrative	1,221	675	2,201	1,226
Research and development	337	143	622	274
Total stock-based compensation expense	$2,216	$1,162	$4,012	$2,107

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
11. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$9,745	$13,595	$17,956	$17,733

Basic weighted-average common shares outstanding	38,233	37,235	38,060	37,063
Effect of dilutive stock options	37	324	90	347
Effect of dilutive restricted stock	1,128	1,341	1,318	1,316
Diluted weighted-average common shares outstanding	39,398	38,900	39,468	38,726

Basic income per common share	$0.25	$0.37	$0.47	$0.48
Diluted income per common share	$0.25	$0.35	$0.45	$0.46

Antidilutive securities excluded from diluted net income per common share	327	339	300	379
12. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Foreign currency (losses) gains	$(359)	$55	$(287)	$140
Tax indemnification income	687	490	1,528	980
Other	8	7	15	9
Total other income	$336	$552	$1,256	$1,129
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
As of June 30, 2018, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues from external customers
U.S.	$74,086	$78,100	$145,574	$149,127
International	11,487	10,737	22,629	21,069
Total revenues from external customers	$85,573	$88,837	$168,203	$170,196
Operating income
U.S.	$14,292	$16,895	$28,448	$28,063
International	1,634	1,002	2,615	1,761
Total operating income	15,926	17,897	31,063	29,824
Interest expense	4,298	4,285	8,348	9,705
Loss on extinguishment of debt	—	—	—	2,161
Other income	(336)	(552)	(1,256)	(1,129)
Income before income taxes	$11,964	$14,164	$23,971	$19,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of segment competition and potential generic competition as a result of future patent and regulatory exclusivity expirations; (ii) our outlook and expectations related to the global Molybdenum-99 (“Moly”) supply; (iii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; and (iv) our outlook and expectations related to products manufactured at Jubilant HollisterStier (“JHS”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Such statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”), and potential generic competition as a result of future patent and regulatory exclusivity expirations;

•
The instability of the global Moly supply, including outages at the NTP Radioisotopes (“NTP”) processing facility in South Africa from late November 2017 until mid-February 2018 and again from early June 2018 through the present, resulting in our inability to fill all of the demand for our TechneLite generators on certain manufacturing days during those periods;

•	Risks associated with revenues and unit volumes for Xenon in pulmonary studies as a result of increased competition from Curium;

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including DEFINITY at JHS;

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

•	Risks associated with our lead agent in development, flurpiridaz F 18, including:

•	The ability of GE Healthcare to successfully complete the Phase 3 development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•	Risks associated with our two new internal clinical development programs - DEFINITY for an ejection fraction (“EF”) indication and LMI 1195 for heart failure patient risk stratification;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	Risks associated with our investment in, and construction of, additional specialized manufacturing capabilities at our North Billerica, Massachusetts facility;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation and our potential inability to comply with those regulations;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental liability;

•	The extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners or potentially developed internally;

•	Our inability to introduce new products and adapt to an evolving technology and diagnostic landscape;

•	Our inability to identify and in-license or acquire additional products to grow our business;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately operate, maintain and protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Our inability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with potentially becoming a large accelerated filer;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our Product Portfolio
Our product portfolio includes an ultrasound contrast agent and nuclear imaging products. Our principal products include the following:

•
DEFINITY is an ultrasound contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We launched DEFINITY in 2001, and in the U.S., an Orange Book-listed composition of matter patent will expire in 2019, a manufacturing patent will expire in 2021, a new Orange Book-listed method of use patent will expire in 2037 and another manufacturing patent will expire in 2037. In addition, we recently were granted a new composition of matter patent expiring in 2035 that relates to an alternative microbubble formulation. In numerous foreign jurisdictions, patent protection or regulatory exclusivity will currently expire in 2019.

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

Sales of our contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico where we sell our own products as well as products of third parties to end-users.
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

The following table sets forth our revenues derived from our principal products:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(in thousands)	2018	% of Revenues	2017	% of Revenues	2018	% of Revenues	2017	% of Revenues
DEFINITY	$46,098	53.9%	$40,128	45.2%	$90,753	54.0%	$77,840	45.7%
TechneLite	23,478	27.4%	26,718	30.1%	44,873	26.7%	53,544	31.5%
Xenon	7,639	8.9%	7,927	8.9%	15,566	9.2%	15,987	9.4%
Other	8,358	9.8%	14,064	15.8%	17,011	10.1%	22,825	13.4%
Total revenues	$85,573	100.0%	$88,837	100.0%	$168,203	100.0%	$170,196	100.0%
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
Growth of DEFINITY and Our Microbubble Franchise Strategy
We believe the market opportunity for our contrast agent, DEFINITY, remains significant. DEFINITY is currently our fastest growing and highest margin commercial product. We believe that DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall current product mix. As we better educate the physician and healthcare provider community about the benefits and risks of this product, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms.
There are three echocardiography contrast agents approved by FDA for sale in the U.S.—DEFINITY, which we estimated as having over 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2017, Optison from GE Healthcare and Lumason from Bracco. As part of our microbubble franchise strategy, we continue to actively pursue additional patents in connection with DEFINITY, alternative microbubble formulations and related technology. We also plan to initiate additional clinical trials with DEFINITY in the second half of 2018 to pursue expansion of the current DEFINITY indication to include EF. We are continuing to work with FDA on a Special Protocol Assessment for the EF trial design. However, we can give no assurance that our microbubble franchise strategy will be successful or that new patents or approvals will protect the agent or be defensible in the face of potential generic competition. See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Global Moly Supply
We currently have Moly supply agreements with NTP of South Africa, for itself and on behalf of its subcontractor ANSTO of Australia, running through December 31, 2020, and with IRE, running through December 31, 2018, renewable by us on a year-to-year basis thereafter. We also have a Xenon supply agreement with IRE which runs through June 30, 2019, also subject to extensions.
Historically, our largest supplier of Moly was Nordion, which relied on the National Research Universal (“NRU”) reactor in Canada for its supply of Moly. As a result of a decision by the Government of Canada, the NRU reactor exited the medical isotope business in November 2016. ANSTO has already significantly increased its Moly production capacity from its existing facility in August 2016 and has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will expand its production capacity, which is currently expected to be in commercial operation in the second half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. The combined ANSTO and IRE production capacity is expected to replace what was the NRU’s most recent routine production.

We believe we are generally well-positioned with ANSTO, IRE and NTP to have a secure supply of Moly, including low-enriched uranium-based Moly produced from targets containing less than 20% of Uranium-235. However, we still have challenges in our Moly supply chain. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through the present, and we have been forced to rely on Moly supply from only ANSTO and IRE during these periods, resulting in our inability to fill all of the demand for our TechneLite generators on certain manufacturing days and consequently decreasing revenue and cash flow from this product line during this period as compared to prior periods. We can give no assurances as to when the NTP processing facility will be back on line. See Part II, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Competition for Xenon
Xenon gas for lung ventilation diagnosis is our third largest product by revenues. In order to increase the predictability of our Xenon business, we have entered into Xenon supply agreements with customers at committed volumes and reduced prices. These steps have resulted in more predictable Xenon unit volumes. Historically, several companies, including Curium, sold packaged Xenon as a pulmonary imaging agent in the U.S., but from 2010 through the first quarter of 2016 (when Curium received regulatory approval from FDA to again sell packaged Xenon in the U.S.) we were the only supplier of this imaging agent in the U.S. Curium sold packaged Xenon in the U.S. during parts of 2016 and again began selling packaged Xenon in the U.S. in May 2018. Depending upon the pricing, extent of availability and market penetration of Curium’s offering, we believe we are at risk for volume loss and price erosion from those customers that are not subject to price or volume commitments with us. In addition to competition from Curium, other imaging agents and modalities could potentially compete with, or displace, packaged Xenon in pulmonary studies. If there is an increase in the use of other imaging agents or modalities in place of packaged Xenon, our current sales volumes would decrease, which could have a negative effect on our business, results of operations, financial condition and cash flows. See Part I, Item 1A. “Risk Factors—We face revenue and unit volume risk for Xenon in pulmonary studies as a result of competition from Curium and potentially others” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. As part of our microbubble franchise strategy, in the second half of 2018, we plan to initiate additional clinical trials with DEFINITY to pursue expansion of the current DEFINITY indication to include EF. We are continuing to work with FDA on a Special Protocol Assessment for that EF trial design. In addition, we are working with FDA on a Special Protocol Assessment for a single Phase 3 clinical trial for LMI 1195 to demonstrate improved risk stratification of ischemic heart failure patients. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow.
Segments
We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.
Executive Overview
Our results for the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017 reflect the following:

•	increased revenues for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	decreased revenues for TechneLite primarily as a result of a temporary supplier disruption;

•
decreased revenues in other revenue due to the recognition of approximately $5.0 million during the prior year period from GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18;

•	decreased depreciation expense as a result of the decommissioning of certain long-lived assets during the prior year period;

•
decreases in general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt, as well as a related $2.2 million loss on the extinguishment of debt during the prior year period;

•	decreased interest expense during the six months ended June 30, 2018 due to the refinancing of our debt; and

•
increased tax expense due to the profit generated during the three and six months ended June 30, 2018 and the fact that we no longer record a valuation allowance against our domestic deferred tax assets.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues	$85,573	$88,837	$168,203	$170,196
Cost of goods sold	41,727	42,890	82,048	84,487
Gross profit	43,846	45,947	86,155	85,709
Operating expenses
Sales and marketing	12,130	11,603	22,770	21,817
General and administrative	11,575	11,203	24,118	23,473
Research and development	4,215	5,244	8,204	10,595
Total operating expenses	27,920	28,050	55,092	55,885
Operating income	15,926	17,897	31,063	29,824
Interest expense	4,298	4,285	8,348	9,705
Loss on extinguishment of debt	—	—	—	2,161
Other income	(336)	(552)	(1,256)	(1,129)
Income before income taxes	11,964	14,164	23,971	19,087
Income tax expense	2,219	569	6,015	1,354
Net income	$9,745	$13,595	$17,956	$17,733
Comparison of the Periods Ended June 30, 2018 and 2017
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.
DEFINITY	$45,103	$39,211	$5,892	15.0%	$88,609	$76,134	$12,475	16.4%
TechneLite	19,343	23,220	(3,877)	(16.7)%	37,406	46,529	(9,123)	(19.6)%
Xenon	7,639	7,925	(286)	(3.6)%	15,566	15,983	(417)	(2.6)%
Other	2,001	7,744	(5,743)	(74.2)%	3,993	10,481	(6,488)	(61.9)%
Total U.S. revenues	74,086	78,100	(4,014)	(5.1)%	145,574	149,127	(3,553)	(2.4)%
International
DEFINITY	995	917	78	8.5%	2,144	1,706	438	25.7%
TechneLite	4,135	3,498	637	18.2%	7,467	7,015	452	6.4%
Xenon	—	2	(2)	(100.0)%	—	4	(4)	(100.0)%
Other	6,357	6,320	37	0.6%	13,018	12,344	674	5.5%
Total International revenues	11,487	10,737	750	7.0%	22,629	21,069	1,560	7.4%
Total revenues	$85,573	$88,837	$(3,264)	(3.7)%	$168,203	$170,196	$(1,993)	(1.2)%
The decrease in the U.S. segment revenues for the three months ended June 30, 2018, as compared to the prior year period is primarily due to a decrease of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 which was recorded in the second quarter of the prior year, a $3.9 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a change in contracted volumes from certain customers and a $0.9 million increase in rebate and allowance provisions. Offsetting these decreases was an increase of $5.9 million in DEFINITY revenues as a result of higher unit volumes.

The decrease in the U.S. segment revenues for the six months ended June 30, 2018, as compared to the prior year period is primarily due to a $9.1 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a change in contracted volumes from certain customers, a decrease of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 which was recorded in the second quarter of the prior year and a $1.5 million increase in rebate and allowance provisions. Offsetting these decreases was an increase of $12.5 million in DEFINITY revenues as a result of higher unit volumes.
The increase in the International segment revenues for the three months ended June 30, 2018, as compared to the prior year period is primarily due to a $0.6 million increase in TechneLite revenues primarily driven by increased volume as a result of short term incremental demand.
The increase in the International segment revenues for the six months ended June 30, 2018, as compared to the prior year period is primarily due to a $0.6 million increase in Thallium revenues as a result of higher volumes, a $0.5 million increase in TechneLite revenues primarily driven by increased volume as a result of short term incremental demand and a $0.4 million increase in DEFINITY revenues as a result of higher unit volumes.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	6,550
Adjustments relating to prior period revenues	(260)
Payments or credits made during the period	(5,245)
Balance, June 30, 2018	$3,905

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$41,097	$43,691	$(2,594)	(5.9)%	$80,970	$81,661	$(691)	(0.8)%
International	2,749	2,256	493	21.9%	5,185	4,048	1,137	28.1%
Total gross profit	$43,846	$45,947	$(2,101)	(4.6)%	$86,155	$85,709	$446	0.5%
The decrease in the U.S. segment gross profit for the three months ended June 30, 2018 over the prior year period is primarily due to the recognition of approximately $5.0 million in the prior period in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold and lower TechneLite unit volumes as a result of a temporary supplier disruption. This was offset by higher DEFINITY unit volumes.
The decrease in the U.S. segment gross profit for the six months ended June 30, 2018 over the prior year period is primarily due to the recognition of approximately $5.0 million in the prior period in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold and lower TechneLite unit volumes as a result of a temporary supplier disruption and an increase in excess and obsolete inventory reserve of other materials. This was offset by higher DEFINITY unit volumes.
The increase in the International segment gross profit for the three and six months ended June 30, 2018 over the prior year periods is primarily due to higher product volumes as noted in revenue discussion as well as favorable foreign exchange rates.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$11,494	$10,809	$685	6.3%	$21,481	$20,374	$1,107	5.4%
International	636	794	(158)	(19.9)%	1,289	1,443	(154)	(10.7)%
Total sales and marketing	$12,130	$11,603	$527	4.5%	$22,770	$21,817	$953	4.4%
The increase in the U.S. segment sales and marketing expenses for the three months ended June 30, 2018 over the prior year period is primarily due to market research projects.
The increase in the U.S. segment sales and marketing expenses for the six months ended June 30, 2018 over the prior year period is primarily due to employee-related expenses and market research projects.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$11,449	$11,048	$401	3.6%	$23,836	$23,154	$682	2.9%
International	126	155	(29)	(18.7)%	282	319	(37)	(11.6)%
Total general and administrative	$11,575	$11,203	$372	3.3%	$24,118	$23,473	$645	2.7%
The increase in the U.S. segment general and administrative expenses for the three months ended June 30, 2018 over the prior year period is primarily due to higher employee-related expenses and higher legal costs offset by lower information technology costs and campus consolidation costs.
The increase in the U.S. segment general and administrative expenses for the six months ended June 30, 2018 over the prior year period is primarily due to higher employee-related expenses and higher legal costs offset by non-recurrence of $1.7 million of debt refinancing costs incurred in the prior year period and campus consolidation costs.

Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$3,862	$4,939	$(1,077)	(21.8)%	$7,205	$10,069	$(2,864)	(28.4)%
International	353	305	48	15.7%	999	526	473	89.9%
Total research and development	$4,215	$5,244	$(1,029)	(19.6)%	$8,204	$10,595	$(2,391)	(22.6)%
The decrease in the U.S. segment research and development expenses for the three months ended June 30, 2018 over the prior year period is primarily due to a decrease in depreciation expense resulting from the decommissioning of certain long-lived assets associated with research and development operations offset by higher employee-related expenses.
The decrease in the U.S. segment research and development expenses for the six months ended June 30, 2018 over the prior year period is primarily due to a decrease in depreciation expense resulting from the decommissioning of certain long-lived assets associated with research and development operations offset by higher employee-related expenses and clinical research expenses related to DEFINITY clinical studies.
The increase in the International segment research and development expenses for the six months ended June 30, 2018 over the prior year period is driven by a European Phase 4 study for one of our products.
Interest Expense
Interest expense decreased by approximately $1.4 million for the six months ended June 30, 2018 as compared to the prior year period due to comparatively lower outstanding principal balances and effective interest rates on our long-term debt during the period as a result of our March 2017 refinancing.
Loss on Extinguishment of Debt
For the six months ended June 30, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 9, “Financing Arrangements” to our condensed consolidated financial statements.
Income Tax Expense
Income tax expense for the periods presented is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Income tax expense	$2,219	$569	$1,650	290.0%	$6,015	$1,354	$4,661	344.2%
We provide for income tax expense based on the estimated annual effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur.
Our effective tax rate for the periods presented are as follows:

	Six Months Ended June 30,
	2018	2017
Effective tax rate	25.1%	7.1%
Our effective tax rate in fiscal 2018 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes and the accrual of interest on uncertain tax positions offset by tax benefits arising from stock compensation deductions.

The increase in effective income tax rate for the six months ended June 30, 2018 was due to the fact that we were maintaining a full valuation allowance on our domestic and most of our foreign net deferred tax assets prior to December 31, 2017, at which time the valuation allowance related to our domestic net deferred tax assets was released.
As a result, the income tax expense for the three and six months ended June 30, 2018 was primarily due to the income generated in the period and the accrual of interest associated with uncertain tax positions offset by tax benefits arising from stock compensation deductions. The income tax expense for the three and six months ended June 30, 2017 is primarily from net increases in uncertain tax positions.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. We released our full valuation allowance recorded against our domestic deferred tax assets during the year ended December 31, 2017. We continue to record a valuation allowance against certain of our foreign net deferred tax assets.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$19,610	$26,091
Net cash used in investing activities	$(6,761)	$(7,067)
Net cash used in financing activities	$(2,517)	$(13,081)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $19.6 million in the six months ended June 30, 2018 was driven primarily by net income of $18.0 million plus $7.1 million of depreciation, amortization and accretion expense, changes in deferred taxes of $4.5 million and $4.0 million of stock-based compensation expense. These net sources of cash were offset by a net decrease of $17.1 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the timing of inventory purchases during the period.
Net cash provided by operating activities of $26.1 million in the six months ended June 30, 2017 was driven primarily by net income of $17.7 million plus $11.3 million of depreciation, amortization and accretion expense, $2.1 million of stock-based compensation expense and a $2.2 million loss on debt extinguishment. These net sources of cash were offset by a net decrease of $9.4 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by higher accounts receivable related to increases in revenues to certain major customers and timing of inventory purchases during the period.
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 reflected $7.8 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
Net cash used in investing activities during the six months ended June 30, 2017 reflected $8.3 million in capital expenditures offset by the cash proceeds of $1.2 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2018 reflected payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.4 million, payments on long-term debt of $1.4 million, offset by proceeds of $1.1 million from the exercise of stock options.
Net cash used in financing activities during the six months ended June 30, 2017 was primarily related to the net outflow of $11.9 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.

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
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At June 30, 2018, our interest rate under the 2017 Term Facility was 5.8%. As of June 30, 2018, the principal balance outstanding on our 2017 Term Facility was $271.6 million.
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

Period	Consolidated Leverage Ratio
Q3 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
At June 30, 2018, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $86.5 million of cash and cash equivalents at June 30, 2018. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting consolidated net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.

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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2018, except as set forth below. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2017.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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
As of June 30, 2018, we had no material ongoing litigation in which we were a party or any material ongoing regulatory or other proceeding and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, except as set forth below. For further information, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.
A critical ingredient of TechneLite is Moly. We currently purchase finished Moly from three of the four main processing sites in the world, namely ANSTO in Australia, IRE in Belgium and NTP in South Africa. These processing sites provide us Moly from five of the six main Moly-producing reactors in the world, namely OPAL in Australia, BR2 in Belgium, LVR-15 in the Czech Republic, HFR in The Netherlands, and SAFARI in South Africa.
Historically, our largest supplier of Moly was Nordion, which relied on the NRU reactor owned by Atomic Energy of Canada Limited, a Crown corporation of the Government of Canada, located in Chalk River, Ontario. As a result of a decision by the Government of Canada, the NRU reactor exited the medical isotope business in November 2016.
ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will increase its production capacity by approximately 2.5 times, with commercial production currently planned to start in the second half of 2018. In addition, IRE received approval from its regulator to expand its production capability by up to 50% of its former capacity. This new ANSTO and IRE production capacity is expected to replace the NRU’s most recent routine production. While we believe this additional Moly supply will give us the most balanced and diversified Moly supply chain in the industry, a prolonged disruption of service from only one of our Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through the present, and we have been forced to rely on Moly supply from only ANSTO and IRE during these periods, resulting in our inability to fill all of the demand for our TechneLite generators on certain manufacturing days and consequently decreasing revenue and cash flow from this product line during this period as compared to prior periods. We can give no assurances as to when the NTP processing facility will be back on-line. A longer term outage from one of our three Moly suppliers could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic agreement with SHINE for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2021. However, we cannot assure you that SHINE or any other possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.
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
The following table presents information with respect to purchases of common stock we made during the quarter ended June 30, 2018. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2018**	92,922	$17.90	*	*
May 2018**	2,896	$17.66	*	*
June 2018**	549	$14.50	*	*
Total	96,367		*
________________________________
*    These amounts are not applicable as the Company does not have a share repurchase program in effect.

**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock, which resulted from the exercise or vesting of equity awards.
Dividend Policy
We did not declare or pay any dividends, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to repay indebtedness and to finance the growth and development of our business. Our ability to pay dividends is restricted by our financing arrangements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” for further information.
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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	August 1, 2018

LANTHEUS HOLDINGS, INC.

By:	/s/ JOHN W. CROWLEY
Name:	John W. Crowley
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2018