Form 10-Q
period 2018-09-30
Lantheus Holdings, Inc.
filed 2018-10-30
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 38,464,976 shares of common stock, $0.01 par value, outstanding as of October 26, 2018.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$104,584	$76,290
Accounts receivable, net	47,135	40,259
Inventory	34,572	26,080
Other current assets	4,669	5,221
Total current assets	190,960	147,850
Property, plant & equipment, net	99,407	92,999
Intangibles, net	9,727	11,798
Goodwill	15,714	15,714
Deferred tax assets, net	79,358	87,010
Other long-term assets	29,652	28,487
Total assets	$424,818	$383,858
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,750	$2,750
Revolving line of credit	—	—
Accounts payable	20,363	17,464
Accrued expenses and other liabilities	31,464	26,536
Total current liabilities	54,577	46,750
Asset retirement obligations	11,282	10,412
Long-term debt, net	264,130	265,393
Other long-term liabilities	39,321	38,012
Total liabilities	369,310	360,567
Commitments and contingencies (See Note 13)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 38,463 and 37,765 shares issued and outstanding, respectively)	385	378
Additional paid-in capital	237,587	232,960
Accumulated deficit	(181,432)	(209,013)
Accumulated other comprehensive loss	(1,032)	(1,034)
Total stockholders’ equity	55,508	23,291
Total liabilities and stockholders’ equity	$424,818	$383,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$88,900	$79,941	$257,103	$250,137
Cost of goods sold	44,015	41,414	126,063	125,901
Gross profit	44,885	38,527	131,040	124,236
Operating expenses
Sales and marketing	10,478	10,075	33,248	31,892
General and administrative	13,609	12,076	37,727	35,549
Research and development	4,316	3,554	12,520	14,149
Total operating expenses	28,403	25,705	83,495	81,590
Operating income	16,482	12,822	47,545	42,646
Interest expense	4,446	4,442	12,794	14,147
Loss on extinguishment of debt	—	—	—	2,161
Other income	(799)	(908)	(2,055)	(2,037)
Income before income taxes	12,835	9,288	36,806	28,375
Income tax expense	3,566	762	9,581	2,116
Net income	$9,269	$8,526	$27,225	$26,259
Net income per common share:
Basic	$0.24	$0.23	$0.71	$0.71
Diluted	$0.24	$0.22	$0.69	$0.67
Weighted-average common shares outstanding:
Basic	38,342	37,393	38,155	37,174
Diluted	39,402	39,121	39,467	38,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,269	$8,526	$27,225	$26,259
Other comprehensive (loss) income:
Foreign currency translation	(2)	(115)	2	(139)
Total other comprehensive (loss) income	(2)	(115)	2	(139)
Comprehensive income	$9,267	$8,411	$27,227	$26,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$27,225	$26,259
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	10,544	15,019
Amortization of debt related costs	959	1,031
Provision for bad debt	288	2
Provision for excess and obsolete inventory	2,470	1,002
Stock-based compensation	6,419	3,764
Loss on extinguishment of debt and debt retirement costs	—	2,161
Deferred taxes	7,220	—
Long-term income tax receivable	(2,220)	(1,345)
Long-term income tax payable and other long-term liabilities	2,397	2,120
Other	1,001	627
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(7,205)	(4,609)
Inventory	(9,832)	(6,361)
Other current assets	(49)	54
Accounts payable	2,200	(270)
Accrued expenses and other liabilities	2,470	2,237
Net cash provided by operating activities	43,887	41,691
Investing activities
Capital expenditures	(12,766)	(11,589)
Proceeds from sale of assets	1,000	1,234
Net cash used in investing activities	(11,766)	(10,355)
Financing activities
Proceeds from issuance of long-term debt	—	274,313
Payments on long-term debt	(2,146)	(285,979)
Deferred financing costs	—	(1,576)
Payments for public offering costs	—	(74)
Proceeds from stock option exercises	1,152	1,210
Proceeds from issuance of common stock	428	187
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(3,168)	(2,681)
Net cash used in financing activities	(3,734)	(14,600)
Effect of foreign exchange rates on cash and cash equivalents	(93)	163
Net increase in cash and cash equivalents	28,294	16,899
Cash and cash equivalents, beginning of period	76,290	51,178
Cash and cash equivalents, end of period	$104,584	$68,077
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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future period.
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-02, Leases (Topic 842)
This ASU supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized on the balance sheet. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period).
January 1, 2019
The Company is currently in the process of performing an assessment on the impact of the standard, including optional practical expedients and transition methods that the Company may elect upon adoption and is progressing with an implementation plan. The implementation plan includes identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The Company is more than halfway through its assessment and implementation plan. At this time, the Company does not anticipate a significant impact to its balance sheet upon adoption of this standard. The Company, in part due to the limited anticipated impact, plans to utilize the prospective approach of adopting the standard.

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Adopted During the Nine Months Ended September 30, 2018
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
Disaggregation of Revenue
The following table summarizes revenue by revenue source and reportable segment as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Major Products/Service Lines (in thousands)	U.S.	International	Total	U.S.	International	Total
Product revenue, net(1)	$70,255	$18,069	$88,324	$215,829	$39,567	$255,396
License and royalty revenues	—	576	576	—	1,707	1,707
Total revenues	$70,255	$18,645	$88,900	$215,829	$41,274	$257,103
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

The following table summarizes activity for reserves relating to rebate and allowances (including group purchasing organization administrative fees and returns) for the nine months ended September 30, 2018:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	9,609
Adjustments relating to prior period revenues	(291)
Payments or credits made during the period	(7,885)
Balance, September 30, 2018	$4,293
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
Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At September 30, 2018, the Company is constraining variable consideration related to milestone payments requiring regulatory approvals.
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

The Company recognized certain revenues as follows:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amounts included in the contract liability at the beginning of the period	$8	$25
Performance obligations satisfied (or partially satisfied) in previous periods	$—	$—
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
The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$12,605	$12,605	$—	$—
Total	$12,605	$12,605	$—	$—

	December 31, 2017
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$8,700	$8,700	$—	$—
Total	$8,700	$8,700	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income tax expense	$3,566	$762	$9,581	$2,116
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
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$11,896	$10,447
Work in process	7,168	5,509
Finished goods	15,508	10,124
Total inventory	$34,572	$26,080
As of December 31, 2017, the Company had $1.1 million of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months. As of September 30, 2018, the Company had no inventory classified within other long-term assets.

7. Property, Plant & Equipment, Net
Property, plant & equipment, net, consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Land	$13,450	$13,450
Buildings	63,647	76,059
Machinery, equipment and fixtures	68,966	71,870
Computer software	18,365	20,271
Construction in progress	15,285	7,622
	179,713	189,272
Less: accumulated depreciation and amortization	(80,306)	(96,273)
Total property, plant & equipment, net	$99,407	$92,999
Depreciation and amortization expense related to property, plant & equipment, net, was $2.5 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $11.7 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of September 30, 2018, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2018	$10,412
Accretion expense	870
Balance at September 30, 2018	$11,282

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
2017 Term Facility
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At September 30, 2018, the Company’s interest rate under the 2017 Term Facility was 6.0%.
The Company is permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of September 30, 2018:

(in thousands)	Amount
Remainder of 2018	$688
2019	2,750
2020	2,750
2021	2,750
2022	261,937
Total principal outstanding	270,875
Unamortized debt discount	(1,697)
Unamortized debt issuance costs	(2,298)
Total	266,880
Less: current portion	(2,750)
Total long-term debt	$264,130

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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2018, there were no outstanding borrowings under the 2017 Revolving Facility.
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

Period	Consolidated Leverage Ratio
Q4 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
10. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$322	$198	$812	$514
Sales and marketing	193	183	892	474
General and administrative	1,540	1,089	3,741	2,315
Research and development	352	187	974	461
Total stock-based compensation expense	$2,407	$1,657	$6,419	$3,764

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
11. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$9,269	$8,526	$27,225	$26,259

Basic weighted-average common shares outstanding	38,342	37,393	38,155	37,174
Effect of dilutive stock options	31	318	70	371
Effect of dilutive restricted stock	1,029	1,410	1,242	1,426
Diluted weighted-average common shares outstanding	39,402	39,121	39,467	38,971

Basic income per common share	$0.24	$0.23	$0.71	$0.71
Diluted income per common share	$0.24	$0.22	$0.69	$0.67

Antidilutive securities excluded from diluted net income per common share	355	322	346	378
12. Other Income
Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Foreign currency gains (losses)	$89	$414	$(198)	$554
Tax indemnification income	692	489	2,220	1,469
Other	18	5	33	14
Total other income	$799	$908	$2,055	$2,037
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

As of September 30, 2018, except as disclosed above the Company had no material ongoing litigation in which the Company was a party. In addition, the Company had no material ongoing regulatory or other proceedings and no knowledge of any investigations by government or regulatory authorities in which the Company is a target, in either case that the Company believes could have a material and adverse effect on its current business.
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
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues from external customers
U.S.	$70,255	$69,579	$215,829	$218,706
International	18,645	10,362	41,274	31,431
Total revenues from external customers	$88,900	$79,941	$257,103	$250,137
Operating income
U.S.	$12,897	$12,243	$41,345	$40,306
International	3,585	579	6,200	2,340
Total operating income	16,482	12,822	47,545	42,646
Interest expense	4,446	4,442	12,794	14,147
Loss on extinguishment of debt	—	—	—	2,161
Other income	(799)	(908)	(2,055)	(2,037)
Income before income taxes	$12,835	$9,288	$36,806	$28,375

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

•	Risks associated with revenues and unit volumes for Xenon in pulmonary studies as a result of increased competition from Curium;

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, raw materials and components, including DEFINITY at JHS;

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

•
Risks associated with our two current internal clinical development programs - DEFINITY for a left ventricular ejection fraction (“LVEF”) indication, and LMI 1195 for patient populations that would benefit from molecular imaging of the norepinephrine pathway, including risk stratification of ischemic heart failure patients;

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
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an XBRL (Extensible Business Reporting Language) format. XBRL is an electronic coding language used to create interactive financial statement data over the Internet. The information on our website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

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
Our Product Portfolio
Our product portfolio includes an ultrasound contrast agent and nuclear imaging products. Our principal products include the following:

•
DEFINITY is a microbubble contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures.

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

Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico where we sell our own products as well as products of third parties to end-users.
We also maintain our own direct sales force in Canada for certain customers so that we can control the importation, marketing, distribution and sale of our imaging agents in Canada in this sales channel. In Europe, Australia, Asia-Pacific and Latin America, we rely on third-party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

The following table sets forth our revenues derived from our principal products:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	% of Revenues	2017	% of Revenues	2018	% of Revenues	2017	% of Revenues
DEFINITY	$43,755	49.2%	$37,729	47.2%	$134,508	52.3%	$115,569	46.2%
TechneLite	30,618	34.4%	26,356	33.0%	75,491	29.4%	79,900	31.9%
Xenon	7,239	8.2%	7,726	9.6%	22,805	8.8%	23,713	9.5%
Other	7,288	8.2%	8,130	10.2%	24,299	9.5%	30,955	12.4%
Total revenues	$88,900	100.0%	$79,941	100.0%	$257,103	100.0%	$250,137	100.0%
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our ultrasound microbubble contrast agent, DEFINITY, continues to be significant. DEFINITY is our fastest growing and highest margin commercial product. We believe DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix in 2019 as compared to prior years. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography contrast agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of June 30, 2018.
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we now have an Orange Book-listed method of use patent expiring in March 2037. This patent augments an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and most recently 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019.

Hatch-Waxman Act - Even though our longest duration Orange Book-listed patent expires in March 2037, because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by documenting bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving such Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement occurs or that the challenged Orange Book-listed patent is invalid or the parties otherwise settle their dispute.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving such Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic candidate prior to the expiration of such 30 month stay period and potentially thereafter depending on how a patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in November 2018 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least May 2021. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
LVEF Indication - We have reached agreement with the FDA on a special protocol assessment, or SPA, for our Phase 3 LVEF clinical program, designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography. We are conducting two well-controlled studies powered to prove superiority in LVEF measurement accuracy with DEFINITY-enhanced versus unenhanced echocardiography. The truth standard in these studies is cardiac magnetic resonance imaging. The studies will be at 20 U.S. sites, will include approximately 300 subjects, and enrollment has commenced. We believe DEFINITY could improve the accuracy of LVEF calculations, giving clinicians greater confidence in patient management decisions. An LVEF indication could substantially increase the addressable market for contrast-enhanced echocardiography. We believe that DEFINITY, as the market leader, would benefit from the expanded addressable market.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling shipment and storage at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in alternative clinical settings. We were recently granted a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in 2020. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications.

•
New Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and applications beyond echocardiography and contrast imaging generally.

•
In-House Manufacturing - We are currently building specialized in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to be in a position to use this in-house manufacturing capability by early 2021, although that timing cannot be assured.

See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations,” and “—If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline,” both in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. See also Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues,” and “—Item 1. Business—Our Product Portfolio—DEFINITY and Our Microbubble Franchise Strategy,” both in our Annual Report on Form 10-K for the year ended December 31, 2017.
Global Moly Supply
We currently have Moly supply agreements with NTP of South Africa, for itself and on behalf of its subcontractor ANSTO of Australia, running through December 31, 2020, and with IRE running through December 31, 2018, renewable by us on a year-to-year basis thereafter. We also have a Xenon supply agreement with IRE which runs through June 30, 2019, also subject to extensions.
We believe we are generally well-positioned with ANSTO, IRE and NTP to have a diverse, global Moly supply, including low-enriched uranium-based Moly produced from targets containing less than 20% of Uranium-235. However, we still face challenges in our Moly supply chain. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through the present. During these periods, we have relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outage. However, we have been unable to fill all of the demand for our TechneLite generators on certain manufacturing days. We can give no assurances as to when the NTP processing facility will be back on line.

To expand its current Moly production capacity, ANSTO is currently commissioning a new Mo-99 production facility that also will expand its production capacity from 2,000 to 3,500 curies per week which is expected to be in commercial operation in the first half of 2019. We also have a strategic arrangement with SHINE Medical Technologies, Inc. (“SHINE”), a Wisconsin-based company, for the future supply of Moly.  Under the terms of that agreement, SHINE will provide us Moly once SHINE’s facility becomes operational and receives all necessary approvals, which SHINE now estimates will occur in 2021.
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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for an alternative microbubble formulation with SBL, which is located in South Korea, but we cannot give any assurances as to if and when those technology transfer activities will be completed and when we will begin to receive supply of an alternative microbubble formulation from SBL. As described above, we have also commenced an extensive, multi-year effort to add in-house specialized manufacturing capabilities at our North Billerica, Massachusetts facility. This project is part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. As part of our microbubble franchise strategy, for our proposed LVEF indication for DEFINITY, we have reached agreement with the FDA on an SPA and have commenced enrollment in our additional clinical trials. For LMI 1195, our PET-based molecular imaging agent for the norepinephrine pathway, we are working with the FDA on a Special Protocol Assessment for a single Phase 3 clinical trial for LMI 1195 to demonstrate improved risk stratification of ischemic heart failure patients. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow.
Strategic Activities
To further expand and diversify our business, we are pursuing external opportunities that fit our growth and profitability objectives. Our current focus is on the broader imaging agent space and therapeutic adjacencies.
Segments
We report our results of operations in two operating segments: U.S. and International. We generate a greater proportion of our revenues and net income in the U.S. segment, which consists of all regions of the U.S. with the exception of Puerto Rico.

Executive Overview
Our results for the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 reflect the following:

•	increased revenues for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts;

•	decreased revenues for TechneLite in the U.S. segment primarily as a result of a temporary supplier disruption;

•	increased revenues for TechneLite in the International segment primarily driven by increased volume as a result of temporary incremental demand;

•
decreased revenues in other revenue due to the recognition of $5.0 million during the prior year from GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18;

•	decreased depreciation expense as a result of the decommissioning of certain long-lived assets during the prior year period;

•
decreases in general and administrative expense of $1.7 million incurred in connection with the refinancing of our debt, as well as a related $2.2 million loss on the extinguishment of debt during the prior year period; and

•
increased tax expense due to the profit generated during the three and nine months ended September 30, 2018 and the fact that we no longer record a valuation allowance against our domestic deferred tax assets.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues	$88,900	$79,941	$257,103	$250,137
Cost of goods sold	44,015	41,414	126,063	125,901
Gross profit	44,885	38,527	131,040	124,236
Operating expenses
Sales and marketing	10,478	10,075	33,248	31,892
General and administrative	13,609	12,076	37,727	35,549
Research and development	4,316	3,554	12,520	14,149
Total operating expenses	28,403	25,705	83,495	81,590
Operating income	16,482	12,822	47,545	42,646
Interest expense	4,446	4,442	12,794	14,147
Loss on extinguishment of debt	—	—	—	2,161
Other income	(799)	(908)	(2,055)	(2,037)
Income before income taxes	12,835	9,288	36,806	28,375
Income tax expense	3,566	762	9,581	2,116
Net income	$9,269	$8,526	$27,225	$26,259

Comparison of the Periods Ended September 30, 2018 and 2017
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.
DEFINITY	$42,472	$36,901	$5,571	15.1%	$131,081	$113,035	$18,046	16.0%
TechneLite	19,374	22,621	(3,247)	(14.4)%	56,780	69,150	(12,370)	(17.9)%
Xenon	7,239	7,726	(487)	(6.3)%	22,805	23,709	(904)	(3.8)%
Other	1,170	2,331	(1,161)	(49.8)%	5,163	12,812	(7,649)	(59.7)%
Total U.S. revenues	70,255	69,579	676	1.0%	215,829	218,706	(2,877)	(1.3)%
International
DEFINITY	1,283	828	455	55.0%	3,427	2,534	893	35.2%
TechneLite	11,244	3,735	7,509	201.0%	18,711	10,750	7,961	74.1%
Xenon	—	—	—	—%	—	4	(4)	(100.0)%
Other	6,118	5,799	319	5.5%	19,136	18,143	993	5.5%
Total International revenues	18,645	10,362	8,283	79.9%	41,274	31,431	9,843	31.3%
Total revenues	$88,900	$79,941	$8,959	11.2%	$257,103	$250,137	$6,966	2.8%
The increase in the U.S. segment revenues for the three months ended September 30, 2018, as compared to the prior year period is primarily due to an increase of $5.6 million in DEFINITY revenues as a result of higher unit volumes. This was offset by a $3.2 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a change in contracted volumes from certain customers, a $0.5 million decrease in other product revenues due primarily to timing of shipments, a $0.5 million decrease in Xenon revenues due to lower volume and a $0.5 million increase in rebate and allowance provisions.
The decrease in the U.S. segment revenues for the nine months ended September 30, 2018, as compared to the prior year period is primarily due to a $12.4 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a change in contracted volumes from certain customers, a decrease of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 which was recorded in the second quarter of the prior year, a $2.0 million increase in rebate and allowance provisions, $0.9 million decrease in Xenon revenues due to lower volume and $0.7 million decrease in other product revenues due primarily to timing of shipments. Offsetting these decreases was an increase of $18.0 million in DEFINITY revenues as a result of higher unit volumes.
The increase in the International segment revenues for the three months ended September 30, 2018, as compared to the prior year period is primarily due to a $7.5 million increase in TechneLite revenues primarily driven by increased volume as a result of temporary incremental demand, a $0.5 million increase in DEFINITY revenues as a result of higher unit volumes and $0.3 million in other product revenue due to timing of shipments.
The increase in the International segment revenues for the nine months ended September 30, 2018, as compared to the prior year period is primarily due to a $8.0 million increase in TechneLite revenues primarily driven by increased volume as a result of temporary incremental demand, a $0.9 million increase in DEFINITY revenues as a result of higher unit volumes, a $0.7 million increase in Thallium revenues as a result of higher volumes and $0.3 million in other product revenue due to timing of shipments.

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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	$2,860
Provision related to current period revenues	9,609
Adjustments relating to prior period revenues	(291)
Payments or credits made during the period	(7,885)
Balance, September 30, 2018	$4,293

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$40,193	$36,820	$3,373	9.2%	$121,163	$118,481	$2,682	2.3%
International	4,692	1,707	2,985	174.9%	9,877	5,755	4,122	71.6%
Total gross profit	$44,885	$38,527	$6,358	16.5%	$131,040	$124,236	$6,804	5.5%
The increase in the U.S. segment gross profit for the three months ended September 30, 2018 over the prior year period is primarily due to the higher DEFINITY unit volumes.
The increase in the U.S. segment gross profit for the nine months ended September 30, 2018 over the prior year period is primarily due to higher DEFINITY unit volumes. This was offset by the recognition of approximately $5.0 million in the prior year period in other revenue associated with the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold, lower TechneLite unit volumes and an increase in excess and obsolete inventory reserve of other materials.
The increase in the International segment gross profit for the three and nine months ended September 30, 2018 over the prior year periods is primarily due to higher TechneLite and other product unit volumes.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, business development and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$9,862	$9,480	$382	4.0%	$31,343	$29,854	$1,489	5.0%
International	616	595	21	3.5%	1,905	2,038	(133)	(6.5)%
Total sales and marketing	$10,478	$10,075	$403	4.0%	$33,248	$31,892	$1,356	4.3%

The increase in the U.S. segment sales and marketing expenses for the three months ended September 30, 2018 over the prior year period is primarily due to employee-related expenses.
The increase in the U.S. segment sales and marketing expenses for the nine months ended September 30, 2018 over the prior year period is primarily due to employee-related expenses and market research projects.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$13,339	$11,901	$1,438	12.1%	$37,175	$35,055	$2,120	6.0%
International	270	175	95	54.3%	552	494	58	11.7%
Total general and administrative	$13,609	$12,076	$1,533	12.7%	$37,727	$35,549	$2,178	6.1%
The increase in the U.S. segment general and administrative expenses for the three months ended September 30, 2018 over the prior year period is primarily due to higher employee-related expenses and legal fees offset by lower information technology costs.
The increase in the U.S. segment general and administrative expenses for the nine months ended September 30, 2018 over the prior year period is primarily due to higher employee-related expenses and higher legal costs offset by non-recurrence of $1.7 million of debt refinancing costs incurred in the prior year period, lower information technology costs and campus consolidation costs.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
U.S.	$4,095	$3,196	$899	28.1%	$11,300	$13,265	$(1,965)	(14.8)%
International	221	358	(137)	(38.3)%	1,220	884	336	38.0%
Total research and development	$4,316	$3,554	$762	21.4%	$12,520	$14,149	$(1,629)	(11.5)%
The increase in the U.S. segment research and development expenses for the three months ended September 30, 2018 over the prior year period is primarily due to clinical research expenses related to DEFINITY studies and higher employee-related expenses.
The decrease in the U.S. segment research and development expenses for the nine months ended September 30, 2018 over the prior year period is primarily due to a decrease in depreciation expense resulting from the decommissioning of certain long-lived assets associated with research and development operations offset by higher employee-related expenses and clinical research expenses related to DEFINITY studies.
The increase in the International segment research and development expenses for the nine months ended September 30, 2018 over the prior year period is driven by a European Phase 4 study for one of our products.
Interest Expense
Interest expense decreased by approximately $1.4 million for the nine months ended September 30, 2018 as compared to the prior year period due to comparatively lower outstanding principal balances and effective interest rates on our long-term debt during the period as a result of our March 2017 refinancing.

Loss on Extinguishment of Debt
For the nine months ended September 30, 2017, we incurred a $2.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness with the new term loan and revolving credit facilities, see Note 9, “Financing Arrangements” to our condensed consolidated financial statements.
Income Tax Expense
Income tax expense for the periods presented is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Income tax expense	$3,566	$762	$2,804	368.0%	$9,581	$2,116	$7,465	352.8%
We provide for income tax expense based on the estimated annual effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur.
Our effective tax rate for the periods presented are as follows:

	Nine Months Ended September 30,
	2018	2017
Effective tax rate	26.0%	7.5%
Our effective tax rate in fiscal 2018 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes and the accrual of interest on uncertain tax positions offset by tax benefits arising from stock compensation deductions.
The increase in effective income tax rate for the nine months ended September 30, 2018 was due to the fact that we were maintaining a full valuation allowance on our domestic and most of our foreign net deferred tax assets prior to December 31, 2017, at which time the valuation allowance related to our domestic net deferred tax assets was released.
As a result, the income tax expense for the three and nine months ended September 30, 2018 was primarily due to the income generated in the period and the accrual of interest associated with uncertain tax positions offset by tax benefits arising from stock compensation deductions. The income tax expense for the three and nine months ended September 30, 2017 is primarily from the accrual of interest on uncertain tax positions.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. We released the full valuation allowance recorded against our domestic deferred tax assets during the year ended December 31, 2017. We continue to record a valuation allowance against certain of our foreign net deferred tax assets.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$43,887	$41,691
Net cash used in investing activities	$(11,766)	$(10,355)
Net cash used in financing activities	$(3,734)	$(14,600)

Net Cash Provided by Operating Activities
Net cash provided by operating activities of $43.9 million in the nine months ended September 30, 2018 was driven primarily by net income of $27.2 million plus $10.5 million of depreciation, amortization and accretion expense, changes in deferred taxes of $7.2 million and $6.4 million of stock-based compensation expense. These net sources of cash were offset by a net decrease of $12.4 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the timing of inventory purchases during the period as well as higher accounts receivable as a result of temporary incremental demand for TechneLite in our International segment.
Net cash provided by operating activities of $41.7 million in the nine months ended September 30, 2017 was driven primarily by net income of $26.3 million plus $15.0 million of depreciation, amortization and accretion expense, $3.8 million of stock-based compensation expense and a $2.2 million loss on debt extinguishment. These net sources of cash were offset by a net decrease of $8.9 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by higher accounts receivable related to increases in revenues to certain major customers and timing of inventory purchases during the period.
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2018 reflected $12.8 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
Net cash used in investing activities during the nine months ended September 30, 2017 reflected $11.6 million in capital expenditures offset by the cash proceeds of $1.2 million received from the sale of assets from our Australian radiopharmacy business during the third quarter of 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2018 reflected payments for minimum statutory tax withholding related to net share settlement of equity awards of $3.2 million, payments on long-term debt of $2.1 million, offset by proceeds of $1.2 million from the exercise of stock options.
Net cash used in financing activities during the nine months ended September 30, 2017 was primarily related to the net outflow of $11.9 million in connection with our refinancing of our previous $365.0 million seven-year term loan agreement with a new five-year $275.0 million term loan facility.
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
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At September 30, 2018, our interest rate under the 2017 Term Facility was 6.0%. As of September 30, 2018, the principal balance outstanding on our 2017 Term Facility was $270.9 million.
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

Period	Consolidated Leverage Ratio
Q4 2018 through Q1 2019	4.75 to 1.00
Thereafter	4.50 to 1.00
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
Funding Requirements
Our future capital requirements will depend on many factors, including:

•	The pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY and any additional products that we may market in the future;

•	Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;

•	Our investment in the further clinical development and commercialization of existing products and development candidates;

•	The costs of investing in our facilities, equipment and technology infrastructure;

•	The extent to which we acquire or invest in new products, businesses and technologies;

•	The costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products and raw materials and components;

•	Our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

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
At September 30, 2018, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $104.6 million of cash and cash equivalents at September 30, 2018. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting consolidated net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.
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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2018, except as set forth below. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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
As of September 30, 2018, except as disclosed above we had no material ongoing litigation in which we were a party. In addition, we had no material ongoing regulatory or other proceeding and no knowledge of any investigations by governmental or regulatory authorities in which we are a target, in either case that we believe could have a material and adverse effect on our current business.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the Quarterly Report on Form 10-Q for the period ended June 30, 2018, except as set forth below. For further information, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations.
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. There were approximately 33.1 million echocardiograms in 2017 according to a third-party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.6 million echocardiograms in 2017 produced suboptimal images. We estimate that DEFINITY held over 80% of the U.S. market for contrast agents in echocardiography procedures as of June 30, 2018. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.), as well as other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we now have an Orange Book-listed method of use patent expiring in March 2037 to augment a DEFINITY patent portfolio that includes an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019.
Because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by documenting bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or the Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product that expires after the ANDA applicant intends to begin commercialization, the ANDA applicant must certify that its generic candidate will not infringe the innovator’s Orange Book-listed patents or that the Orange Book-listed patents are invalid. The ANDA applicant must also give Notice to the innovator, which would then enable the innovator to challenge the ANDA applicant in court within 45 days of receiving such Notice. If the innovator challenges the ANDA applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay can be shortened if the patent infringement suit is resolved in the ANDA applicant’s favor before the 30 month stay expires, and this may involve a successful challenge of the patent’s validity in U.S. Patent and Trademark Office, or USPTO, proceedings and appeals process.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any such Notice from any ANDA applicant but can give no assurance that we will not receive a Notice in the future. If we were to receive any such Notice in the future, we would review the Notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the ANDA applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30 month stay, that we would be successful on the merits asserting that a generic candidate infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding.
As part of our microbubble franchise strategy, (i) we have initiated additional clinical trials to pursue expansion of the current DEFINITY indication to include LVEF, (ii) we are developing a modified formulation of DEFINITY, (iii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and contrast imaging generally, and (iv) we continue to build specialized in-house manufacturing capabilities at our North Billerica facility for DEFINITY and, potentially, other products. However, we can give no assurance that our microbubble franchise strategy will be successful or that new manufacturing capabilities, a new indication, a modified formulation, new applications or new manufacturing capabilities will grow our microbubble franchise.
We have on-going development and technology transfer activities for our modified formulation with SBL located in South Korea but can give no assurances as to when or if those development and technology transfer activities will be completed and when we will begin to receive a supply of our modified formulation from SBL.
If we are not able to continue to (i) grow DEFINITY sales, which depend on one or more of the growth of echocardiograms, the growth in the appropriate use of contrast in suboptimal echocardiograms, and our ability to sustain and grow our leading position in the U.S. echocardiography contrast market, or (ii) be successful with our microbubble franchise strategy, we may not be able to continue to grow the revenue and cash flow of our business, which could have a negative effect on our business, results of operations and financial condition.
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
ANSTO has under construction, in cooperation with NTP, a new Moly processing facility that ANSTO believes will increase its production capacity from approximately 2,000 curies per week to 3,500 curies per week, with commercial production currently planned to start in the first half of 2019. While we believe this additional Moly supply will give us the most balanced and diversified Moly supply chain in the industry, a prolonged disruption of service from only one of our Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through the present, and we have been forced to rely on Moly supply from both IRE and ANSTO to limit the impact of the NTP outage. However, we have been unable to fill all of the demand for our TechneLite generators on certain manufacturing days, consequently decreasing revenue and cash flow from this product line during the outage periods as compared to prior periods. In addition, a recent unplanned shutdown of the HFR reactor has reduced the Moly supply available for the IRE processing facility. We can give no assurances as to when the NTP processing facility or the HFR reactor will be back on-line. A longer term outage from one of our three Moly processing sites or one of their main Moly-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2021. However, we cannot assure you that SHINE or any other possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.

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
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our commercial products and technologies and agents in development as well as successfully enforcing and defending these patents and trade secrets against third parties and their challenges, both in the U.S. and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.
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
Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. A third party may challenge the validity or enforceability of a patent even after its issuance by the USPTO or the applicable foreign patent office. It is also uncertain how much protection, if any, will be afforded by our patents if we attempt to enforce them and they are challenged in court or in other proceedings, which may be brought in U.S. or non-U.S. jurisdictions to challenge the validity of a patent.
The initiation, defense and prosecution of intellectual property suits (including Hatch-Waxman related litigation), interferences, oppositions and related legal and administrative proceedings are costly, time consuming to pursue and result in a diversion of resources, including a significant amount of management time. The outcome of these proceedings is uncertain and could significantly harm our business. If we are not able to enforce and defend the patents of our technologies and products, then we will not be able to exclude competitors from marketing products that directly compete with our products, which could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
For DEFINITY, our fastest growing and highest margin commercial product in 2018, we continue to actively pursue patents in both the U.S. and internationally. In the U.S., we now have an Orange Book-listed method of use patent expiring in March 2037 to augment an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019. See Item 1A “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations.” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
We will also rely on trade secrets and other know-how and proprietary information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose our confidential information to competitors or other third parties. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive, time consuming and resource intensive, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. We rely on confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees to protect our trade secrets and other know-how and proprietary information concerning our business. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other know-how and proprietary information, and there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information, or that we can detect such an unauthorized disclosure. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of that information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making those unauthorized disclosures, which could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
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
The following table presents information with respect to purchases of common stock we made during the quarter ended September 30, 2018. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2018**	—	$—	*	*
August 2018**	11,283	$15.94	*	*
September 2018**	48,954	$15.39	*	*
Total	60,237		*
________________________________

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock, which resulted from the exercise or vesting of equity awards.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*	Separation Agreement, effective September 20, 2018, by and between Lantheus Medical Imaging, Inc. and Timothy Healey
10.2*	Separation Agreement, effective September 21, 2018, by and between Lantheus Medical Imaging, Inc. and Jack Crowley
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	October 30, 2018

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	October 30, 2018