Form 10-K
period 2018-12-31
Lantheus Holdings, Inc.
filed 2019-02-20
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 was approximately $550.4 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2018 of $14.55 per share.
As of February 15, 2019 the registrant had 38,547,954 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 25, 2019, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2018.

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
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our outlook and expectations including, without limitation, in connection with continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of segment competition and potential generic competition as a result of future patent and regulatory exclusivity expirations; (ii) our outlook and expectations related to the global Molybdenum-99 (“Moly”) supply; (iii) our outlook and expectations in connection with future performance of Xenon in the face of increased competition; and (iv) our outlook and expectations related to products manufactured at Jubilant HollisterStier (“JHS”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Such statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We caution you therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”), and potential generic competition as a result of future patent and regulatory exclusivity expirations;

•
The instability of the global Moly supply, including outages at the NTP Radioisotopes (“NTP”) processing facility in South Africa from late November 2017 until mid-February 2018 and again from early June 2018 through mid-November 2018, resulting in our inability to fill all of the demand for our TechneLite generators on certain manufacturing days during those periods;

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

•	Our inability to identify and acquire or in-license additional products, businesses or technologies to drive our future growth;

•
Risks associated with the technology transfer programs to secure production of our products at additional contract manufacturer sites, including a modified formulation of DEFINITY at Samsung BioLogics (“SBL”) in South Korea;

•	Risks associated with our lead agent in development, flurpiridaz F 18, which in 2017 we out-licensed to GE Healthcare, including:

•	The ability to successfully complete the Phase 3 development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•
Risks associated with the internal clinical development of DEFINITY for a left ventricular ejection fraction (“LVEF”) indication and LMI 1195 for patient populations that would benefit from molecular imaging of the norepinephrine pathway, including risk stratification of ischemic heart failure patients at risk of sudden cardiac death;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	Risks associated with our investment in, and construction of, additional specialized manufacturing capabilities at our North Billerica, Massachusetts facility;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•	Uncertainties regarding the impact of on-going U.S. healthcare reform proposals on our business, including related reimbursements for our current and potential future products;

•	Our being subject to extensive government regulation, our potential inability to comply with those regulations and the costs of compliance;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental, health and safety liability;

•	The extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners or potentially developed internally;

•	Our inability to introduce new products and adapt to an evolving technology and medical practice landscape;

•	Our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our inability to adequately operate, maintain and protect our facilities, equipment and technology infrastructure;

•	Our inability to hire or retain skilled employees and key personnel;

•	Our inability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with potentially becoming a large accelerated filer;

•	Risks related to the ownership of our common stock; and

•	Other factors that are described in Part I, Item. 1A. “Risk Factors” of this Annual Report on Form 10-K.
Factors that could cause or contribute to such differences include, but are not limited to, those that are discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Trademarks
We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, TechneLite®, Cardiolite®, Neurolite®, Vialmix®, Quadramet®, Luminity® and Lantheus Medical Imaging® referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K, such as Lumason®, OptisonTM, SonoVue® and Gludef® are, to our knowledge, owned by that other company.

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

•
International Segment operations consist of production and distribution activities in Puerto Rico and some direct distribution activities in Canada. Additionally, within our International Segment, we have established and maintain third-party distribution relationships under which our products are marketed and sold in Europe, Canada, Australia, Asia-Pacific and Latin America.

During the year ended December 31, 2016, we sold certain business units that were part of our International Segment. In January 2016, we entered into an asset purchase agreement pursuant to which we sold substantially all of our Canadian radiopharmacy business and Gludef manufacturing and distribution business. In August 2016, we entered into a share purchase agreement pursuant to which we sold all of the stock of our Australian radiopharmacy servicing subsidiary. See Note 6, “Sales of Certain International Segment Assets” included in the consolidated financial statements located elsewhere in this Annual Report on Form 10-K.
Our Product Portfolio
Our portfolio of ten commercial products is diversified across a range of imaging modalities. Our products include an ultrasound contrast agent and medical radiopharmaceuticals (including Technetium generators).

•	Ultrasound contrast agents are compounds that are used in diagnostic procedures, such as cardiac ultrasounds or echocardiograms, to improve the clarity of the diagnostic image.

•	Medical radiopharmaceuticals are radioactive pharmaceuticals used by clinicians to perform nuclear imaging procedures.

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

As an example of the procedures in which our products may be used, in the diagnosis of cardiovascular disease, a typical diagnostic progression could include an electrocardiogram, followed by an echocardiogram (possibly using our agent DEFINITY) which delineates cardiac structure and function, and then a nuclear myocardial perfusion imaging (“MPI”) study using either SPECT or PET imaging (possibly using our Technetium generator and our Cardiolite SPECT-based MPI agent). An MPI study assesses blood flow distribution to the heart. MPI is also used for diagnosing the presence of coronary artery disease.

DEFINITY and the Expansion of Our Ultrasound Microbubble Franchise
DEFINITY is the leading ultrasound contrast imaging agent based on revenue and usage in the U.S., and is indicated for use in patients with suboptimal echocardiograms. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart.
DEFINITY is a clear, colorless, sterile liquid, which, upon activation in a Vialmix apparatus, a medical device specifically designed for DEFINITY, becomes a homogenous, opaque, milky white injectable suspension of perflutren-containing lipid microspheres. After activation and intravenous injection, DEFINITY opacifies the left ventricular chamber and improves the delineation of the left ventricular endocardial border, or innermost layer of tissue that lines the chamber of the left ventricle. Better visualization of the left ventricle allows clinicians to make more informed decisions about disease status.
DEFINITY offers flexible dosing and administration through an IV bolus or diluted bolus injection or continuous IV infusion. We believe DEFINITY’s synthetic lipid-cased coating gives the agent a distinct competitive advantage, because it provides a strong ultrasound signal and is the only perflutren-based echo contrast agent made without albumin.
There were approximately 33.7 million echocardiograms performed in the U.S. in 2018 according to a third party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.7 million echocardiograms in 2018 produced suboptimal images. The use of DEFINITY during echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 11.5 million patients throughout the world. We estimate that DEFINITY had over 80% share of the U.S. segment for contrast agents in echocardiography procedures as of December 2018. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.) as well as echocardiography without contrast and non-echocardiography imaging modalities. DEFINITY, Optison and Lumason all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY.”
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037. This patent augments an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019.

Hatch-Waxman Act - Even though our longest duration Orange Book-listed patent expires in March 2037, because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving such Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement occurs or that the challenged Orange Book-listed patent is invalid or the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving such Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic candidate prior to the expiration of such 30 month stay period and potentially thereafter depending on how a patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2019 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2021. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
LVEF Indication - We are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. The truth standard in these studies is cardiac magnetic resonance imaging. The studies will be conducted at 20 U.S. sites and will eventually enroll a total of approximately 300 subjects. We believe DEFINITY could improve the accuracy of LVEF calculations, giving clinicians greater confidence in patient management decisions. An LVEF indication could substantially increase the addressable market for contrast-enhanced echocardiography. We believe that DEFINITY, as the market leader, would benefit from the expanded addressable market.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile by enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We were recently granted a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in 2020, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications.

•
New Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and applications beyond echocardiography and contrast imaging generally.

•
In-House Manufacturing - We are currently building specialized in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe the investment in these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to be in a position to use this in-house manufacturing capability by early 2021, although that timing cannot be assured.

See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations,” “—If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline,” and “—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.”
TechneLite
TechneLite is a self-contained system or generator of Technetium (“Tc99m”), a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Technetium results from the radioactive decay of Moly, itself a radioisotope with a 66-hour half-life produced in nuclear research reactors around the world from enriched uranium. The TechneLite generator is a little larger than a coffee can in size, and the self-contained system houses a vertical glass column at its core that contains Moly. During our manufacturing process, Moly is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the short half-lives of Moly and Technetium, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.
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

TechneLite is produced in 13 sizes and is currently marketed primarily in North America and Latin America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with the significant radiopharmacy groups, including Cardinal, UPPI, GE Healthcare and Triad. We also supply generators on a purchase order basis to other customers. We estimate that TechneLite had approximately one third of the U.S. generator market as of December 31, 2018, competing primarily with Technetium-based generators produced by Curium. In Puerto Rico, we also supply TechneLite to our wholly-owned radiopharmacy to prepare radiopharmaceutical imaging agent unit doses.
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
The Moly used in our TechneLite generators can be produced using targets made of either highly-enriched uranium (“HEU”) or low-enriched uranium (“LEU”). LEU consists of uranium that contains less than 20% of the uranium-235 isotope. HEU is often considered weapons grade material, with 20% or more of uranium-235. The American Medical Isotopes Production Act of 2012 encourages the domestic production of LEU Moly and provides for the eventual prohibition of the export of HEU from the U.S. Although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, since 2013, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, has provided an add-on payment (of $10) under the hospital outpatient prospective payment system for every Technetium diagnostic dose produced from non-HEU sourced Moly, to cover the marginal cost for radioisotopes produced from non-HEU sources. Our LEU TechneLite generator satisfies the reimbursement requirements under the applicable CMS rules.
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

•
Quadramet, our only therapeutic product, is an injectable radiopharmaceutical used to treat severe bone pain associated with osteoblastic metastatic bone lesions. We serve as the direct manufacturer and supplier of Quadramet in the U.S.

•	Cobalt (Co 57) is a non-pharmaceutical radiochemical used in the manufacture of sources for the calibration and maintenance of SPECT imaging cameras.
Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products:

Product	Approved Markets
DEFINITY	Australia, Canada, European Union, European Economic Area, Israel, India, Mexico, New Zealand, Singapore, South Korea, Taiwan, United States
TechneLite	Australia, Brazil, Canada, China, Colombia, Costa Rica, New Zealand, Panama, South Korea, Taiwan, United States
Xenon	Canada, United States
Cardiolite	Australia, Canada, Costa Rica, Hong Kong, Israel, Japan, New Zealand, Panama, Philippines, South Korea, Taiwan, Thailand, United States
Neurolite
Australia, Austria, Belgium, Canada, Costa Rica, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Luxembourg, New Zealand, Philippines, Slovenia, South Korea, Spain, Taiwan, Thailand, United States

Thallium Tl 201	Australia, Canada, Colombia, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
Gallium Ga 67	Australia, Canada, Colombia, Costa Rica, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
FDG	United States
Quadramet	United States
In the U.S. and Canada, we have a sales team of approximately 80 employees that call on healthcare providers in the echocardiography space, as well as radiopharmacy chains, integrated delivery networks and group purchasing organizations.
Our radiopharmaceutical products are sold in the U.S. through a subset of our sales team, primarily to radiopharmacies. We sell a majority of our radiopharmaceutical products in the U.S. to four radiopharmacy groups—namely Cardinal, UPPI, GE Healthcare and Triad. Our contractual distribution and other arrangements with these radiopharmacy groups are as follows:

•
Cardinal maintains approximately 131 radiopharmacies that are typically located in large, densely populated urban areas in the U.S. We estimate that Cardinal’s radiopharmacies distributed approximately 45% of the aggregate U.S. SPECT doses sold in the first half of 2018 (the latest information currently available to us). Our written supply agreement with Cardinal relating to TechneLite, Xenon, Neurolite and other products expires on December 31, 2019. The agreement specifies pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

•
UPPI is a cooperative purchasing group (roughly analogous to a group purchasing organization) of approximately 68 independently owned or smaller chain radiopharmacies located in the U.S. UPPI’s radiopharmacies are typically broadly dispersed geographically, with some urban presence and a substantial number of radiopharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies, together with approximately 33 unaffiliated, independent radiopharmacies, distributed approximately 24% of the aggregate U.S. SPECT doses sold in the first half of 2018. We currently have an agreement with UPPI for the distribution of TechneLite, Xenon and certain other products to radiopharmacies or families of radiopharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement expires on December 31, 2019.

•
GE Healthcare maintains approximately 31 radiopharmacies in the U.S. that purchase our TechneLite generators. We estimate that GE Healthcare distributed approximately 13% of the aggregate U.S. SPECT doses sold in the first half of 2018. We currently have an agreement with GE Healthcare for the distribution of TechneLite, Xenon and other products. The agreement provides that GE Healthcare will purchase a minimum percentage of TechneLite generators as well as certain other products from us. Our agreement, which expires on December 31, 2020, may be terminated by either party upon the occurrence of specified events including a material breach by either party, bankruptcy by either party, certain irresolvable regulatory changes or economic circumstances, or force majeure events.

•
Triad maintains approximately 56 radiopharmacies in the U.S. that purchase a range of our products. We estimate that Triad distributed approximately 12% of the aggregate U.S. SPECT doses sold in the first half of 2018. We currently have an agreement with Triad for the distribution of TechneLite, Xenon, Neurolite and other products. The agreement specifies pricing levels and percentage purchase requirements. The agreement will expire on December 31, 2020 and may be terminated upon the occurrence of specified events, including a material breach by the other party.

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
In Puerto Rico, we own and operate one of the two radiopharmacies on the island, where we sell our own products as well as products of third parties to end-users. In Canada, we operate some direct distribution activities.
In Europe, Canada, Australia, Asia-Pacific and Latin America, we utilize third party distributor relationships to market, sell and distribute our products, either on a country-by-country basis or on a multi-country regional basis.
In March 2012, we entered into a development and distribution arrangement for DEFINITY in China, Hong Kong and Macau with Double-Crane Pharmaceutical Company (“Double-Crane”). With Double-Crane’s support, we are currently pursuing the Chinese regulatory approval required to commercialize DEFINITY. In July 2013, we submitted a clinical trial application to the Chinese Food and Drug Administration (“CFDA”) seeking an Import Drug License. After a very extensive waiting period caused by a large number of drugs seeking CFDA regulatory approval, in February 2016, the CFDA approved our clinical trial application. Double-Crane is conducting on our behalf three confirmatory clinical trials in pursuit of cardiac, liver and kidney imaging indications, as well as one small pharmacokinetic study, and enrollment has been completed for all the studies. The study results are currently being analyzed, and then the application to the CFDA for an Import Drug License will be prepared and submitted, which we currently estimate will occur in 2019.
Seasonality
Our business has modest seasonality as patients may seek to schedule non-urgent diagnostic imaging procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the year ended December 31, 2018.
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

The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources. These competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS, as well as other competitors, including NorthStar Medical Radioisotopes. We cannot anticipate their competitive actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their current patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2018, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), ANSTO and NTP, which, in the aggregate, accounted for approximately 27% of our total purchases.
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
We currently purchase finished Moly from three of the four main processing sites in the world, namely, IRE in Belgium, ANSTO in Australia, and NTP in South Africa. These processing sites provide us Moly from five of the six main Moly-producing reactors in the world, namely, OPAL in Australia, BR2 in Belgium, LVR-15 in the Czech Republic, HFR in The Netherlands, and SAFARI in South Africa.
Our agreement with NTP (the “NTP Agreement”), with NTP acting for itself and on behalf of its subcontractor ANSTO, specifies LMI’s percentage purchase requirements and unit pricing, and provides for the supply of Moly derived from LEU targets from NTP and ANSTO. ANSTO has under construction a new Moly processing facility that ANSTO believes will increase its production capacity from approximately 2,000 curies per week to 3,500 curies per week. ANSTO has indicated that it is currently planning to start commercial production in the first half of 2019. The NTP Agreement allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party or force majeure events. The NTP Agreement expires on December 31, 2020.
Similar to the NTP Agreement, our agreement with IRE (the “IRE Agreement”) contains minimum percentage volume requirements and unit pricing. The IRE Agreement also requires IRE to provide certain favorable allocations of Moly during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Moly derived from LEU targets upon IRE’s completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Moly, material breach of any provision by either party, bankruptcy by either party or force majeure events. The IRE Agreement expires on December 31, 2019, and is renewable by LMI on a year-to-year basis thereafter.
We believe we are generally well-positioned with ANSTO, IRE and NTP to have a diverse, global Moly supply, including LEU-based Moly. However, we still face challenges in our Moly supply chain. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through mid-November 2018. During the periods when NTP was not producing, we relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outage. However, we were unable to fill all of the demand for our TechneLite generators on certain manufacturing days. To further augment and diversify our current supply, we are pursuing additional sources of Moly from potential new producers around the world that seek to produce Moly with existing or new reactors or technologies. For example, in November 2014, we entered into a strategic agreement with SHINE Medical Technologies, Inc. (“SHINE”), a Wisconsin-based company, for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2021. See Part I, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.”

Xenon
Xenon is a by-product of the Moly production process. Under a strategic agreement we entered into in 2015, we receive from IRE bulk unprocessed Xenon, which we process and finish for our customers at our North Billerica, Massachusetts manufacturing facility. Until we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.”
Other Materials
We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components, none of which are exclusive, but a number of which are sole source, and all of which we currently believe are either in good standing or replaceable without any material disruption to our business.
Manufacturing
We maintain manufacturing operations at our North Billerica, Massachusetts facility. We manufacture TechneLite on a highly automated production line, Thallium and Gallium and certain radiochemicals using our cyclotron technology, and we process and finish Xenon and Quadramet using our hot cell infrastructure. We also maintain manufacturing operations at our San Juan, Puerto Rico radiopharmacy and PET manufacturing facility where we manufacture FDG using cyclotron technology. We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. We believe that our substantial capital investments in our highly automated generator production line, our cyclotrons and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials and operations in a highly regulated environment create significant and sustainable competitive advantages for us.
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
We have also commenced an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger corporate growth strategy to create a competitive advantage in specialized manufacturing. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but should also afford us increased flexibility as we consider external opportunities. We currently expect to be in a position to use this in-house manufacturing capability by early 2021. However, we can give no assurance that we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.
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

On May 3, 2016, we entered into a Manufacturing and Supply Agreement with SBL to perform technology transfer and process development services to manufacture and supply a modified formulation of DEFINITY. There are no minimum purchase requirements under this agreement, which has an initial term of five years from the date of first commercial sale and is renewable at our option for an additional five years. This agreement allows for termination upon the occurrence of certain events, including material breach or bankruptcy of either party. We cannot give any assurances as to when those technology transfer activities will be completed and when we will begin to receive supply of a modified formulation of DEFINITY from SBL.

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

Although we are pursuing additional third party manufacturing relationships to establish and secure additional long-term or alternative suppliers as described above, we are uncertain of the timing as to when these arrangements could provide meaningful quantities of our products. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues,” “—Challenges with product quality or product performance, including defects, caused by us or our suppliers could result in a decrease in customers and revenues, unexpected expenses and loss of market share,” and “—Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.”
Campus Strategy
We continually evaluate our extensive physical assets on our North Billerica, Massachusetts campus to optimize the carrying costs and use of these assets. In February 2018, we sold an approximately six-acre parcel of undeveloped land adjacent to our manufacturing facilities and certain of our administrative offices. Later in 2018, we razed an uneconomical and underutilized building on our North Billerica, Massachusetts campus to achieve operating efficiencies. To house our proposed new, specialized manufacturing capabilities, we are retrofitting a currently underutilized manufacturing and storage building.
Clinical Development
For the years ended December 31, 2018, 2017 and 2016, we invested $17.1 million, $18.1 million and $12.2 million in research and development (“R&D”), respectively. Our R&D team includes our Medical Affairs and Medical Information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the receipt of reports relating to product quality or adverse events. In addition to the DEFINITY clinical trials in China described above, we now have three active clinical development programs which we are either leading or in which we are collaborating. See Part I, Item 1A. “Risk Factors—The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.”
DEFINITY - New Clinical Trials for Additional Indication - LVEF
As part of our microbubble franchise strategy, we are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. The truth standard in these Phase 3 studies is cardiac magnetic resonance imaging. The studies will be conducted at 20 U.S. sites and will eventually enroll a total of approximately 300 subjects.
LVEF measures the percentage of blood leaving the left ventricle with each contraction and is an important measurement of heart function. LVEF may decrease if there is weakness in the heart muscle as a result of a heart attack, a genetic predisposition, heart valve or other disease, or long-standing, uncontrolled hypertension. We believe that accurate LVEF measurements are critical to clinical decision-making and patient management. Although unenhanced echocardiography is the most frequently used modality to determine LVEF in clinical practice, it has been hampered by its poor accuracy and reproducibility. We believe that DEFINITY-enhanced echocardiography could produce LVEF measurements that are superior to unenhanced echocardiography, potentially providing a clinician greater confidence in diagnosing and treating patients.

An LVEF indication could also substantially increase the addressable market for contrast-enhanced echocardiography. We believe that DEFINITY, as the market leader, would benefit from the expanded addressable market. However, we can give no assurances that these clinical trials will be successful or that there will be an increase in unit sales of DEFINITY as a result of an LVEF indication.
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

The second Phase 3 clinical trial is underway, as a prospective, open-label, international, multi-center trial of flurpiridaz F 18 for PET MPI in patients referred for invasive coronary angiography because of suspected CAD. The trial will enroll up to 650 participants, with a target completion date in the second half of 2020, although that timing cannot be assured. The primary outcome measure for the trial is the diagnostic efficacy of flurpiridaz F 18 PET MPI in the detection of significant CAD, with secondary outcome measures of diagnostic efficacy of flurpiridaz F 18 PET MPI compared with SPECT MPI in the detection of CAD in all patients. Secondary analysis will be performed in patients of special clinical interest, such as female, obese and diabetic patients, where current SPECT MPI technologies have shown certain limitations in the diagnostic performance.
LMI 1195 (flubrobenguan F18)-Cardiac Neuronal Imaging Agent
We have developed LMI 1195, an internally discovered small molecule that we believe may be a first-in-class fluorine-18-based PET radiopharmaceutical imaging agent that could be a useful tool in the diagnostic assessment of ischemic heart failure patients at risk of sudden cardiac death.  Heart failure is associated with changes in the cardiac sympathetic nerve function leading to an increased risk of sudden cardiac death.  To prevent fatal arrhythmic events, implantable cardioverter defibrillators (ICDs) are implanted in heart failure patients meeting specific criteria.  However, currently available tools to identify the most appropriate population for ICD implantation have limited predictive value, and only a small percentage of patients currently benefits from the procedure.  We believe that a test that would identify a subset of patients at very low risk of sudden cardiac death would lead to improved targeted utilization of the devices and reduce the physical and financial consequences of inappropriate implantation.
The cardiac neuronal norepinephrine transporter, or NET, has been shown to be a useful target for the non-invasive monitoring of the cardiac sympathetic status and the assessment of the likelihood of a heart failure patient to develop fatal arrhythmias. Nuclear cardiac imaging provides a unique tool to measure the molecular changes in the heart, including cardiac function of NET, in a non-invasive and repeatable manner. We developed LMI 1195 to target the NET and are encouraged by initial results.
Collaborations with academic centers in the U.S., Canada and Europe have yielded clinical data that have been deemed adequate by the FDA to support advancing into a single Phase 3 clinical trial for an NDA submission. We have also made substantial progress in our discussions with authorities on the study design as well as the future reimbursement environment. This program would target patients with ischemic heart failure that are scheduled to undergo ICD implantation because of their risk of sudden cardiac death and would be designed to demonstrate that LMI 1195 improves the risk stratification of these patients.
Ongoing academic collaborations focusing on establishing the potential use of LMI 1195 for the diagnosis and treatment follow-up of neuroendocrine tumors, such as pheochromocytomas and paragangliomas, have also produced initial proof of concept data that is being pursued further for possible clinical development.
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
Trademarks, Service Marks and Trade Names
We own various trademarks, service marks and trade names, including, among others, DEFINITY, TechneLite, Cardiolite, Neurolite, Vialmix, Quadramet, Luminity and Lantheus Medical Imaging. We have registered these trademarks, as well as others, in the U.S. and/or numerous foreign jurisdictions.

Patents
We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the U.S., we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our international business. We also rely upon trade secrets and contracts to protect our proprietary information. As of December 31, 2018, our patent portfolio included a total of 42 issued U.S. patents, 261 issued foreign patents, 23 pending patent applications in the U.S. and 175 pending foreign applications. These patents and patent applications include claims covering the composition of matter and methods of use for all of our preclinical and clinical stage agents.
We have patent protection on certain of our commercial products and on all of our clinical development candidates. We typically seek patent protection in major markets around the world, including, among others, the U.S., Canada, Western Europe, Asia, and Latin America.
DEFINITY - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037. This patent augments an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019. We were also recently granted a composition of matter patent on the modified formulation of DEFINITY which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book.
Even though our longest duration Orange Book-listed patent expires in March 2037, because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give Notice to the innovator that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving such Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement occurs or that the challenged Orange Book-listed patent is invalid or the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving such Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic candidate prior to the expiration of such 30 month stay period and potentially thereafter depending on how a patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2019 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2021. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
TechneLite - We currently have patent protection in the U.S. and various foreign countries on certain component technology expiring in 2029. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product.
Other Nuclear Products - Neither Cardiolite nor Neurolite is covered any longer by patent protection in either the U.S. or the rest of the world. Xenon, Thallium and Gallium have no patent protection; however, we are pursuing patent protection for an improved container for Xenon.
Clinical Development Candidates - We have patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing of flurpiridaz F 18, including in the U.S. a composition patent expiring in 2026, a method of use patent expiring in 2028 and a method of manufacturing patent expiring in 2031, in the absence of any regulatory extension, and various patent applications, one of which, if granted, will expire in 2033 in the absence of any patent term adjustment or regulatory extensions. We also have patents and patent applications in numerous jurisdictions covering composition, use, and manufacture of LMI 1195, including in the U.S. a composition patent expiring in 2030, a method of use patent expiring in 2027, and manufacturing-related patents expiring in 2031 and 2032, in the absence of any regulatory extension, and patent applications which, if granted, will expire in 2027 and in 2031 in the absence of any patent term adjustment or regulatory extensions.

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

•
Submission to the FDA of an IND which must become effective before human clinical studies may begin, including review and approval by any individual review board (“IRB”), serving any of the institutions participating in the clinical studies;

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
Once the IND becomes effective, including review and approval by any IRB, serving any of the institutions participating in the clinical trial, the clinical trial program may begin. Each new clinical trial protocol must be submitted to the FDA before the study may begin. Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

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

•
Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to collect sufficient safety and efficacy data to support the NDA for FDA approval.

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
Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Submissions must also be made to inform the FDA of certain changes to the clinical trial protocol. Federal law also requires the sponsor to register the trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, any IRB serving any of the institutions participating in the clinical trial can suspend or terminate approval of a clinical study at a relevant institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the agent has been associated with unexpected serious harm to patients. Failure to register a clinical trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties.
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
The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the agent. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of that fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied. The FDA has substantial discretion in the product approval process, and it is impossible to predict whether and when the FDA will grant marketing approval. The FDA may on occasion require the sponsor of an NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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
Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on drug products that are placed on the market. Drugs may be promoted only for the approved indications and consistent with the provisions of the approved label and promotional claims must be appropriately balanced with important safety information and otherwise be adequately substantiated. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, manufacturers of commercial PET products, including radiopharmacies, hospitals and academic medical centers, are required to submit either an NDA or ANDA in order to produce PET drugs for clinical use, or produce the drugs under an IND.
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

To assess and facilitate compliance with applicable FDA, NRC and other state, federal and foreign regulatory requirements, we regularly review our quality systems to assess their effectiveness and identify areas for improvement. As part of our quality review, we perform assessments of our suppliers of the raw materials that are incorporated into products and conduct quality management reviews designed to inform management of key issues that may affect the quality of our products. From time to time, we may determine that products we manufactured or marketed do not meet our specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality or regulatory issue is identified, we investigate the issue and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling and other actions.
Hatch-Waxman Act
The Hatch-Waxman Act added two pathways for FDA drug approval. First, the Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that its product is bioequivalent to the innovator product and provides relevant chemistry, manufacturing and product data. See “Item 1. Business - Patents.” Second, the Hatch-Waxman Act created what is known as a Section 505(b)(2) NDA, which requires the same information as a full NDA (known as a Section 505(b)(1) NDA), including full reports of clinical and preclinical studies but allows some of the information from the reports required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. A Section 505(b)(2) NDA permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies. The Hatch-Waxman Act also provides for: (1) restoration of a portion of a product’s patent term that was lost during clinical development and application review by the FDA; and (2) statutory protection, known as exclusivity, against the FDA’s acceptance or approval of certain competitor applications.
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
The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a Section 505(b)(1) NDA for a new drug that is a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Act prohibits the submission or approval of an ANDA or a Section 505(b)(2) NDA for a period of five years from the date of approval of the NDA, except that the FDA may accept an application for review after four years under certain circumstances. The Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or Section 505(b)(2) NDA, for any drug, but the competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder’s patent claims. The Hatch-Waxman Act provides for a three-year period of exclusivity for an NDA for a new drug containing an active moiety that was previously approved by the FDA, but also includes new clinical data (other than bioavailability and bioequivalence studies) to support an innovation over the previously approved drug and those studies were conducted or sponsored by the applicant and were essential to approval of the application. This three-year exclusivity period does not prohibit the FDA from accepting an application from a third party for a drug with that same innovation, but it does prohibit the FDA from approving that application for the three-year period. The three-year exclusivity does not prohibit the FDA, with limited exceptions, from approving generic drugs containing the same active ingredient but without the new innovation.
Healthcare Reform and Other Laws Affecting Payment
We operate in a highly-regulated industry. The U.S. and state governments continue to propose and pass legislation that may affect the availability and cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Healthcare Reform Act, substantially changes the way in which healthcare is financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage, reimbursement and/or delivery of drug products and the medical imaging procedures in which our drug products are used. Key provisions that currently affect our business include the following:

•
increasing the presumed utilization rate for imaging equipment costing $1 million or more in the physician office and free-standing imaging facility setting which reduces the Medicare per procedure medical imaging reimbursement; which rate was further increased by subsequent legislation effective January 1, 2014;

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
The Healthcare Reform Act has been subject to political and judicial challenges. For example, tax reform legislation was enacted at the end of 2017 that effectively eliminates the “individual mandate” to maintain health insurance coverage by eliminating the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by 3 million in 2019 and 6 million in 2028, in part due to the elimination of the “individual mandate”. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because once Congress repealed the “individual mandate” provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.
Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. For example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, in October 2018, CMS solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices. Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products could limit our flexibility in establishing prices for our products or otherwise adversely affect our business if implemented. Changes could occur at the federal level or state level and may be adopted by statute, rule, or sub-regulatory policies. Recent state legislative efforts seek to address drug costs and generally have focused on increasing transparency around drug costs or limiting drug prices. Some of those efforts have been subject to legal challenge.
General legislative cost control measures may also affect reimbursement for our products or services provided with our products. The Budget Control Act, as amended by the Bipartisan Budget Act of 2018, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers beginning in 2013 and will remain in effect through 2027 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business results of operations, financial condition and cash flows.
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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $100,000 per violation and three times the amount of the unlawful remuneration. In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.
Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). As discussed, a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $11,181 to $22,363 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.
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
Other Healthcare Laws
Our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations (“HITECH”) which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of protected health information. Although we believe that we are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates.
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
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in San Juan, Puerto Rico, where we must also maintain a number of environmental permits and nuclear licenses. As of December 31, 2018, we currently estimate the D&D cost to be approximately $26.9 million. As of December 31, 2018 and 2017, we have a liability recorded associated with the fair value of the asset retirement obligations of $11.6 million and $10.4 million, respectively. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits.

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
Employees
As of December 31, 2018, we had 488 employees, of which 443 were located in the U.S. and 45 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
Corporate History
Founded in 1956 as New England Nuclear Corporation, our medical imaging diagnostic business was purchased by E.I. du Pont de Nemours and Company (“DuPont”) in 1981. Bristol Myers Squibb (“BMS”) subsequently acquired our diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. In January 2008, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC (collectively “Avista”) formed Lantheus Holdings and acquired our medical imaging business from BMS. On June 30, 2015, we completed an initial public offering (“IPO”) of our common stock. Our common stock is traded on the NASDAQ Global Market under the symbol “LNTH”.
Available Information
Our global Internet site is www.lantheus.com. We routinely make available important information, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC, free of charge on our website at www.investor.lantheus.com. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Annual Report on Form 10-K, and any website references are not intended to be made through active hyperlinks.
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
Risks Related to Our Current Products and Revenues
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations.
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. There were approximately 33.7 million echocardiograms in 2018 according to a third-party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.7 million echocardiograms in 2018 produced suboptimal images. We estimate that DEFINITY held over 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2018. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.), as well as echocardiography without contrast and other non-echocardiography agents.

We launched DEFINITY in 2001, and we continue to actively pursue patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037 to augment a DEFINITY patent portfolio that includes an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019. We were also recently granted a composition of matter patent on the modified formulation of DEFINITY which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book.
Because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or the Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product that expires after the ANDA applicant intends to begin commercialization, the ANDA applicant must certify that its generic candidate will not infringe the innovator’s Orange Book-listed patents or that the Orange Book-listed patents are invalid. The ANDA applicant must also give Notice to the innovator, which would then enable the innovator to challenge the ANDA applicant in court within 45 days of receiving such Notice. If the innovator challenges the ANDA applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay can be shortened if the patent infringement suit is resolved in the ANDA applicant’s favor before the 30 month stay expires, and this may involve a successful challenge of the patent’s validity in U.S. Patent and Trademark Office, or USPTO, proceedings and appeals process.
As of the date of filing of this Annual Report on Form 10-K, we have not received any such Notice from any ANDA applicant but can give no assurance that we will not receive a Notice in the future. If we were to receive any such Notice in the future, we would review the Notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the ANDA applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30 month stay, that we would be successful on the merits asserting that a generic candidate infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding.
As part of our microbubble franchise strategy, (i) we have initiated additional clinical trials to pursue expansion of the current DEFINITY indication to include LVEF, (ii) we are developing a modified formulation of DEFINITY, (iii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and contrast imaging generally, and (iv) we continue to build specialized in-house manufacturing capabilities at our North Billerica facility for DEFINITY and, potentially, other products. However, we can give no assurance that our microbubble franchise strategy will be successful or that new manufacturing capabilities, a new indication, a modified formulation or new applications will grow our microbubble franchise.
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

ANSTO has under construction a new Moly processing facility that ANSTO believes will increase its production capacity from approximately 2,000 curies per week to 3,500 curies per week. ANSTO has indicated that it currently plans to start commercial production in the first half of 2019. While we believe this additional Moly supply will give us the most balanced and diversified Moly supply chain in the industry, a prolonged disruption of service from only one of our Moly suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through mid-November 2018. During the periods when NTP was not producing, we relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outage. However, we were unable to fill all of the demand for our TechneLite generators on certain manufacturing days, consequently decreasing revenue and cash flow from this product line during the outage periods as compared to prior periods. A longer term outage from one of our three Moly processing sites or one of their main Moly-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
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
The instability of the global supply of Moly, including supply shortages, has resulted in increases in the cost of Moly, which has negatively affected our margins, and more restrictive agreements with suppliers, which could further increase our costs.
With the general instability in the global supply of Moly, we have faced substantial increases in the cost of Moly in comparison to historical costs. We expect these cost increases to continue in the future as the Moly suppliers move closer to a full cost recovery business model. The Organization of Economic Cooperation and Development (“OECD”) defines full cost recovery as the identification of all of the costs of production and recovering these costs from the market. While we are generally able to pass Moly cost increases on to our customers in our customer contracts, if we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We obtain a substantial portion of our products from third party manufacturers and suppliers. We rely on JHS as our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials. We currently have additional on-going technology transfer activities for a modified formulation of DEFINITY with SBL. We currently believe that if approved by the FDA, the modified formulation could be commercially available in 2020, although that timing cannot be assured. Currently, our DEFINITY, Neurolite, Cardiolite, evacuation vial and saline product supplies are approved for manufacture by a single manufacturer.
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
Xenon is captured as a by-product of the Moly production process. We receive bulk unprocessed Xenon from IRE resulting from HEU Moly production, which we process and finish for our customers. We do not yet receive Xenon resulting from LEU Moly production at IRE and can give no assurances as to the timing of the availability of LEU Xenon. We believe we will have a sufficient supply of HEU and LEU Xenon to meet our customers’ needs. However, until IRE converts to LEU Xenon production or we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider of HEU Xenon.
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
In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. We currently have additional on-going technology transfer activities for a modified formulation of DEFINITY with SBL. We have also commenced an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger corporate growth strategy to create a competitive advantage in specialized manufacturing. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but also should afford us increased flexibility as we consider external opportunities. However, we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before new sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health, technical capabilities or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily Cardinal, UPPI, GE Healthcare and Triad, to distribute our current largest volume nuclear imaging products and generate a majority of our revenues. Cardinal, UPPI and GE Healthcare accounted for approximately 26% of our revenues in the year ended December 31, 2018. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition and cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
For all of our medical imaging products, we continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Outside of the U.S., Canada and Puerto Rico, we have no sales force and, consequently, rely on third-party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. In Canada, we maintain our own direct sales force to sell DEFINITY. We formerly owned or operated radiopharmacies and we now sell radiopharmaceutical products under the Isologic Supply Agreement. In Australia, we also formerly owned or operated radiopharmacies, and we now sell DEFINITY and radiopharmaceutical products under the GMS Supply Agreement. Distributors accounted for approximately 36%, 45% and 34% of International segment revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain current levels of unit sales or that we will be able to increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers (or services provided with our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our potential customers’ ability to obtain appropriate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. For example, certain radiopharmaceuticals, when used for non-invasive imaging of the perfusion of the heart for the diagnosis and management of patients with known or suspected coronary artery disease, are currently subject to a Medicare National Coverage Determination (“NCD”). The NCD permits the coverage of such radiopharmaceuticals only when certain criteria are met. Our PET pipeline products, including flurpiridaz F 18 and LMI 1195, if approved, may become subject to this NCD, and may not be covered at all. If Medicare and other third party payors do not provide appropriate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third party payors continually review their coverage policies for existing and new products and procedures and can deny coverage for procedures that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

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

•	Revising payment policies and reducing payment amounts for imaging procedures performed in the hospital outpatient setting; and

•	Reducing prospective payment levels for applicable diagnosis-related groups in the hospital inpatient setting.
In the physician office and free-standing imaging facility setting, services provided using our products are reimbursed under the Medicare physician fee schedule. Since 2015, payments under the Medicare physician fee schedule have been subject to specific annual updates: a 0.5% update through 2018; a 0.25% update in 2019; no updates from 2020 to 2025; and, beginning in 2026, differential updates based on whether the physician participates in advanced alternative payment models (with 0.75% updates for qualifying participants and 0.25% updates for non-participants) (which may be subject to budget neutrality adjustments). Fee schedule payments, beginning in 2019, are adjusted for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). Also beginning in 2019 and through payment year 2024, physicians may be eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The ongoing and future impact of these changes cannot be determined at this time.
We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS payment policy is such that the use of many of our products are not separately payable by Medicare, although certain new drug products are eligible for separate (incremental) payment for the first three years after approval. Since 2013, although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, CMS has had a policy to make a nominal additional payment ($10) to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2019. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators currently meet CMS’s definition of non-HEU, and therefore this payment is not available for doses produced by the latter category of TechneLite generators used by our customers. Changes to the Medicare hospital outpatient prospective payment system payment rates, including reductions implemented for certain hospital outpatient sites, could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.
We also believe that all these changes and their resulting pressures may incrementally reduce the overall number of diagnostic medical imaging procedures performed. These changes overall could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services.
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
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2027. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Both before and after the approval of our products and agents in development, we, our products, development agents, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S. as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country, including, among other things, anti-trust and competition laws and regulations and the recently enacted General Data Protection Regulation (GDPR) in the European Union (the “EU”). In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the HHS, Health Canada, the EMA, the MHRA, the CFDA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies.

Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA. We also have similar adverse event and production reporting obligations outside of the U.S., including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications that have not been approved by the FDA or a so-called “off-label use” or promotion that is inconsistent with the approved labeling. If the FDA determines that our promotional materials constitute unlawful promotion, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. If in the future issues arise at a third party manufacturer, the FDA could take regulatory action which could limit or suspend the ability of that third party to manufacture our products or have any additional products approved at the relevant facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations and other fraud and abuse laws and regulations. For example, in 2010, we entered into a Medicaid Drug Rebate Agreement with the federal government for some but not all of our products, and in 2016 entered into a separate Medicaid Drug Rebate Agreement for the balance of our products. These agreements require us to report certain price information to the federal government. Determination of the rebate amount that we pay to state Medicaid programs for our products, of prices charged to government and certain private payors for our products, or of amounts paid for our products under government healthcare programs, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations. See Part I, Item 1. “Business—Regulatory Matters—Healthcare Fraud and Abuse Laws.”
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
As an Emerging Growth Company (“EGC”) under the JOBS Act, we have not been required to evaluate our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. When we transition from being an EGC to being a “large accelerated filer,” we will be required to implement the necessary procedures and practices related to internal control over financial reporting, and we may identify deficiencies that we may not be able to remediate in time to meet the necessary deadline.
Since our IPO in June 2015, we have been considered an EGC under the JOBS Act and have not been required to evaluate our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of those internal controls, starting with the year we cease being an EGC and become a “large accelerated filer.” That year could be 2019, if our market capitalization is at least $700 million on June 28, 2019, or no later than 2020, five years after our IPO. Once we are no longer an EGC, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation of our existing controls and the incurrence of significant additional expenditures.
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
DEFINITY is an ultrasound contrast agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble contrast agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the contrast agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound contrast agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Further, in January 2017, the FDA approved an additional modification to the DEFINITY label, removing the contraindication statement related to use in patients with a known or suspected cardiac shunt. Bracco’s ultrasound contrast agent, Lumason, has substantially similar safety labeling as DEFINITY and Optison. If additional safety issues arise (not only with DEFINITY but also potentially with Optison and Lumason), this may result in unfavorable changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

A heightened public or regulatory focus on the radiation risks of diagnostic imaging could have an adverse effect on our business.
We believe that there has been heightened public and regulatory focus on radiation exposure, including the concern that repeated doses of radiation used in diagnostic imaging procedures pose the potential risk of long-term cell damage, cancer and other diseases. For example, starting in January 2012, CMS required the accreditation of facilities providing the technical component of advanced imaging services, including CT, MRI, PET and nuclear medicine, in non-hospital freestanding settings. In August 2011, The Joint Commission (an independent, not-for-profit organization that accredits and certifies more than 20,500 healthcare organizations and programs in the U.S.) issued an alert on the radiation risks of diagnostic imaging and recommended specific actions for providing “the right test and the right dose through effective processes, safe technology and a culture of safety.” The Joint Commission has revised accreditation standards for diagnostic imaging in recent years, including standards related to dose optimization.
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
We lease a small portion of our North Billerica, Massachusetts facility to PerkinElmer for the manufacturing, finishing and packaging of certain radioisotopes, including Strontium-90, which has physical characteristics that make it more challenging to work with and dispose of than our own commercial radioisotopes, including a much longer half-life. We are fully indemnified by PerkinElmer under our lease for any property damage or personal injury resulting from their activities in our facility. If any release or excursion of radioactive materials took place from their leased space that resulted in property damage or personal injury, the indemnification obligations were not honored, and we were forced to cover any related remediation, clean-up or other expenses, depending on the magnitude, the cost of such remediation, clean-up or other expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Risks Related to Our Business
Our business depends on our ability to successfully introduce new products and adapt to a changing technology and medical practice landscape.
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
Even if we are able to develop, manufacture and obtain regulatory approvals for our new products, the success of these products would depend upon market acceptance and adequate reimbursement. Levels of market acceptance for our new products could be affected by a number of factors, including:

•	The availability of alternative products from our competitors;

•	The breadth of indications in which alternative products from our competitors can be marketed;

•	The price of our products relative to those of our competitors;

•	The timing of our market entry;

•	Our ability to market and distribute our products effectively;

•	Market acceptance of our products; and

•	Our ability to obtain adequate reimbursement.
The field of diagnostic medical imaging is dynamic, with new products, including hardware, software and agents, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities, and in the case of DEFINITY, echocardiography procedures without contrast. New hardware, software or agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and agents in that modality, resulting in commercial displacement of the agents. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply may favor one agent over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies, to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining market share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.
We currently have three active clinical development programs in the U.S. - DEFINITY for LVEF, flurpiridaz F 18 and LMI 1195. To obtain regulatory approval for these agents in the indications being pursued, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

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
In our flurpiridaz F 18 Phase 3 program, in May 2015, we announced complete results from the 301 trial. Although flurpiridaz F 18 appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, the agent did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. In April 2017, we entered into the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. Under the License Agreement, GE Healthcare will, among other things, complete the worldwide development of flurpiridaz F 18 by conducting a second Phase 3 trial and pursue worldwide regulatory approvals. We cannot assure any particular outcome from GE Healthcare’s continued Phase 3 development of the agent or from regulatory review of either our or their Phase 3 study of the agent, that any of the data generated in either our or their sponsored Phase 3 study will be sufficient to support an NDA approval, that GE Healthcare will only have to conduct the one additional Phase 3 clinical study prior to filing an NDA, or that flurpiridaz F 18 will ever be approved as a PET MPI imaging agent by the FDA. Similarly, we can give no assurance that we will be successful in either of our two internal clinical development programs - DEFINITY for an LVEF indication and LMI 1195 for ischemic heart failure patients risk stratification. See Part I, Item 1. “Business-Regulatory Matters-Food and Drug Laws.” Any failure or significant delay in completing clinical trials for our product candidates or in receiving regulatory approval for the sale of our product candidates may severely harm our business and delay or prevent us from being able to generate revenue from product sales.
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

Our future growth may depend on our ability to identify and acquire or in-license additional products, businesses or technologies, and if we do not successfully do so, or otherwise fail to integrate any new products, lines of business or technologies into our operations, we may have limited growth opportunities and it could result in significant impairment charges or other adverse financial consequences.
We are continuing to seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future acquisitions or in-licenses, however, may entail numerous operational and financial risks, including:

•	A reduction of our current financial resources;

•	Incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	Difficulty or inability to secure financing to fund development activities for those acquired or in-licensed technologies;

•	Higher than expected acquisition and integration costs;

•	Disruption of our business, customer base and diversion of our management’s time and attention to develop acquired products or technologies; and

•	Exposure to unknown liabilities.
We may not have sufficient resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire or in-license new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisitions or in-licensing opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.
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

•
Patents issued in foreign jurisdictions may have different scopes of coverage than our U.S. patents and so our products may not receive the same degree of protection in foreign countries as they would in the U.S.;

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
For DEFINITY, our fastest growing and highest margin commercial product in 2018, we continue to actively pursue patents in both the U.S. and internationally. In the U.S., we now have an Orange Book-listed method of use patent expiring in March 2037 to augment an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019. We were also recently granted a composition of matter patent on the modified formulation of DEFINITY which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. See Item 1A “Risk Factors - The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations.”
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
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including, among others, DEFINITY, Cardiolite, TechneLite, Neurolite, Quadramet, Luminity and Lantheus Medical Imaging. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to re-brand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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
For the years ended December 31, 2018, 2017 and 2016, we derived approximately 16%, 13% and 15% of our revenues from outside the fifty United States, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
Less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions, including the potential for an unnegotiated exit by the United Kingdom from the EU;

•
Entering into, renewing or enforcing commercial agreements with international governments or provincial authorities or entities directly or indirectly owned or controlled by such governments or authorities, such as our Belgian, Australian and South African isotope suppliers, IRE, ANSTO and NTP, and our Chinese development and commercialization partner, Double-Crane Pharmaceutical Company;

•	International customers which are agencies or institutions owned or controlled by foreign governments;

•	Local business practices which may be in conflict with the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act;

•	Currency fluctuations;

•	Unfavorable labor regulations;

•	Greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;

•	Greater potential for intellectual property piracy;

•	Greater difficulties in managing and staffing non-U.S. operations;

•
The need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including in connection with the recently enacted GDPR in the EU;

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
We generate revenue from export sales, as well as from operations conducted outside the fifty United States. During the years ended December 31, 2018, 2017 and 2016, the net impact of foreign currency changes on transactions was a loss of $0.6 million, a gain of $0.3 million and a loss of $0.9 million, respectively. Operations outside the U.S. expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, U.S. and non‑U.S. tax laws, shipping delays and economic and political instability. For example, violations of U.S. export controls, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, could result in fines, other civil or criminal penalties and the suspension or loss of export privileges which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
With the exception of our United Kingdom subsidiary, the functional currencies of our International Segment subsidiaries are the respective local currencies of each entity. Exchange rates between some of these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Historically, we have not used derivative financial instruments or other financial instruments to hedge against economic exposures related to foreign currencies. However, in the future, we may choose to do so.
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
To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, R&D and regulatory applications and that capture, manage and analyze large streams of data in compliance with applicable regulatory requirements. We rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world. As with all information technology, our equipment and infrastructure age and become subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, machinery breakdown, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cybersecurity threats which, due to the nature of such attacks, may remain undetected for a period of time. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, reputation, operations and financial condition.
A disruption in our computer networks, including those related to cybersecurity, could adversely affect our operations or financial position.
We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information, as well as the perception of our manufacturing partners of the security of their proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption of internal operations could also have a material adverse impact on our results of operations, financial condition and cash flows. To date, we have not experienced any material cybersecurity attacks.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2018, we had federal income tax loss carryforwards of $207.2 million, which will begin to expire in 2032 and will completely expire in 2037. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal income tax liabilities if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
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
As of December 31, 2018, we had approximately $270.2 million of total principal indebtedness remaining under our five‑year secured term loan facility, which matures on June 30, 2022 (the “2017 Term Facility”) and availability under our Revolving Facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”) of $75.0 million. Our substantial indebtedness and any future indebtedness we incur could:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2018:

Location	Purpose	Segment	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Corporate Headquarters, Manufacturing, Laboratory, Mixed Use and Other Office Space	U.S. Segment	431,000	Owned	N/A
Canada
Quebec	Mixed Use and Office Space	International Segment	1,106	Leased	April 2019
Quebec	Distribution Center and Office Space	International Segment	1,433	Leased	May 2019
Puerto Rico
San Juan	Manufacturing, Laboratory, Mixed Use and Office Space	International Segment	9,550	Leased	October 2024
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
As of December 31, 2018, except as disclosed above we had no material ongoing litigation in which we were a party. In addition, we had no material ongoing regulatory or other proceeding and no knowledge of any investigations by governmental or regulatory authorities in which we are a target, in either case that we believe could have a material and adverse effect on our current business.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock began trading on the NASDAQ Global Market under the symbol “LNTH” on June 25, 2015. Prior to that time, there was no established public trading market for our common stock.
Holders of Record
On February 15, 2019, there were approximately 11 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Performance Graph
The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act or the Exchange Act, whether such filing occurs before or after the date hereof, except to the extent that the Company explicitly incorporates it by reference into in such filing.
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index and (ii) the NASDAQ US Small Cap Index, commencing on June 25, 2015 and ending December 31, 2018. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on June 25, 2015. Our historic share price performance is not necessarily indicative of future share price performance.
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

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in the Company’s common stock and each of the comparative indices on June 25, 2015:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)
06/25/15	$100.00	$100.00	$100.00
12/31/15	$49.93	$88.26	$88.24
12/31/16	$127.03	$105.45	$107.67
12/31/17	$302.07	$119.31	$122.28
12/31/18	$231.17	$104.79	$107.62
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
Recent Sales of Unregistered Securities
None.
Repurchases
The following table presents information with respect to purchases of common stock we made during the quarter ended December 31, 2018. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5. Starting in 2019, we will require certain senior executives to cover tax liabilities resulting from the vesting of their equity awards pursuant to sell-to-cover transactions under 10b5-1 plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2018 **	737	$13.27	*	*
November 2018 **	439	$17.65	*	*
December 2018 **	236	$16.28	*	*
Total	1,412		*
________________________________
*     These amounts are not applicable as the Company does not have a share repurchase program in effect.
**    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

Item 6. Selected Financial Data
Basis of Financial Information
The consolidated financial statements have been prepared in U.S. Dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Lantheus Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Selected Financial Data
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations	(in thousands, except per share data)
Revenues	$343,374	$331,378	$301,853	$293,461	$301,600
Cost of goods sold	168,489	169,243	164,073	157,939	176,081
Sales and marketing	43,159	42,315	36,542	34,740	35,116
General and administrative	50,167	49,842	38,832	43,894	37,313
Research and development	17,071	18,125	12,203	14,358	13,673
Gain on sales of assets	—	—	6,385	—	—
Operating income	64,488	51,853	56,588	42,530	39,417
Interest expense	17,405	18,410	26,618	38,715	42,288
Debt retirement costs	—	—	1,896	—	—
Loss on extinguishment of debt	—	2,442	—	15,528	—
Other income (expense)	(2,465)	(8,638)	(220)	65	(505)
Income (loss) before income taxes	49,548	39,639	28,294	(11,778)	(2,366)
Income tax expense (benefit)(a)	9,030	(83,746)	1,532	2,968	1,195
Net income (loss)	$40,518	$123,385	$26,762	$(14,746)	$(3,561)
Net income (loss) per common share:
Basic	$1.06	$3.31	$0.84	$(0.60)	$(0.20)
Diluted	$1.03	$3.17	$0.82	$(0.60)	$(0.20)
Weighted-average common shares:
Basic	38,233	37,276	32,044	24,440	18,081
Diluted	39,501	38,892	32,656	24,440	18,081
    _______________________________

(a)
The 2017 amount reflects the release of our valuation allowance of $141.1 million against its deferred tax assets offset by a provision of $45.1 million for remeasuring the Company’s deferred tax assets for the change in tax rates enacted under the Tax Cuts and Jobs Act of 2017.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Cash Flows Data	(in thousands)
Net cash provided by (used in):
Operating activities	$61,193	$54,777	$49,642	$21,762	$11,590
Investing activities	$(19,132)	$(16,309)	$3,281	$(13,151)	$(7,682)
Financing activities	$(4,668)	$(13,450)	$(30,217)	$999	$(2,297)
Capital expenditures	$20,132	$17,543	$7,398	$13,151	$8,137

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data	(in thousands)
Cash and cash equivalents	$113,401	$76,290	$51,178	$28,596	$19,739
Total assets	$439,831	$383,858	$255,898	$242,379	$243,153
Long-term debt, net	$263,709	$265,393	$274,460	$349,858	$392,863
Total liabilities	$368,829	$360,567	$362,414	$427,668	$482,423
Total stockholders’ equity (deficit)	$71,002	$23,291	$(106,516)	$(185,289)	$(239,270)

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

•
International Segment operations consist of production and distribution activities in Puerto Rico and some direct distribution activities in Canada. Additionally, within our International Segment, we have established and maintain third-party distribution relationships under which our products are marketed and sold in Europe, Canada, Australia, Asia-Pacific and Latin America.

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

Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and JDI. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico, where we sell our own products as well as products of third-parties to end-users.
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

The following table sets forth our revenues derived from our principal products:

	Year Ended December 31,
(in thousands)	2018	% of Revenues	2017	% of Revenues	2016	% of Revenues
DEFINITY	$183,073	53.3%	$157,268	47.5%	$131,612	43.6%
TechneLite	98,858	28.8%	104,644	31.6%	99,217	32.9%
Other*	61,443	17.9%	69,466	20.9%	71,024	23.5%
Total revenues	$343,374	100.0%	$331,378	100.0%	$301,853	100.0%
________________________________
*    For 2018, 2017 and 2016 Xenon did not represent 10% or greater of our Revenues.
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our ultrasound microbubble contrast agent, DEFINITY, continues to be significant. DEFINITY is our fastest growing and highest margin commercial product. We anticipate DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix in 2019 as compared to prior years. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography contrast agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of December 31, 2018.
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037. This patent augments an Orange Book-listed composition of matter patent expiring in June 2019, and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., our DEFINITY patent protection or regulatory exclusivity currently expires in 2019.

Hatch-Waxman Act - Even though our longest duration Orange Book-listed patent expires in March 2037, because our Orange Book-listed composition of matter patent expires in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give Notice to the innovator that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving such Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement occurs or that the challenged Orange Book-listed patent is invalid or the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving such Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic candidate prior to the expiration of such 30 month stay period and potentially thereafter depending on how a patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2019 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2021. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
LVEF Indication - We are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. The truth standard in these studies is cardiac magnetic resonance imaging. The studies will be conducted at 20 U.S. sites and will eventually enroll a total of approximately 300 subjects. We believe DEFINITY could improve the accuracy of LVEF calculations, giving clinicians greater confidence in patient management decisions. An LVEF indication could substantially increase the addressable market for contrast-enhanced echocardiography. We believe that DEFINITY, as the market leader, would benefit from the expanded addressable market.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We were recently granted a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in 2020, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications.

•
New Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and applications beyond echocardiography and contrast imaging generally.

•
In-House Manufacturing - We are currently building specialized in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe the investment in these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to be in a position to use this in-house manufacturing capability by early 2021, although that timing cannot be assured.

See Part I, Item 1A. “Risk Factors—The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors as a result of future patent and regulatory exclusivity expirations,” “—If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline,” “—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues,” and “—Item 1. Business-Our Product Portfolio-DEFINITY and Our Microbubble Franchise Strategy.”
Global Moly Supply
We currently have Moly supply agreements with IRE, running through December 31, 2019, and renewable by us on a year-to-year basis thereafter, and with ANSTO and NTP, running through December 31, 2020. We also have a Xenon supply agreement with IRE which runs through June 30, 2019, also subject to extensions.
We believe we are generally well-positioned with IRE, ANSTO and NTP to have a diverse, global Moly supply, including LEU-based Moly. However, we still face challenges in our Moly supply chain. The NTP processing facility was off-line from late November 2017 until mid-February 2018 and again from early June 2018 through mid-November 2018. During the periods when NTP was not producing, we relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outage. However, we were unable to fill all of the demand for our TechneLite generators on certain manufacturing days.
To expand its current Moly production capacity, ANSTO has under construction a new Moly processing facility that ANSTO believes will increase its production capacity from approximately 2,000 curies per week to 3,500 curies per week, with commercial production currently planned to start in the first half of 2019. We also have a strategic arrangement with SHINE, a Wisconsin-based company, for the future supply of Moly.  Under the terms of that agreement, SHINE will provide us Moly once SHINE’s facility becomes operational and receives all necessary approvals, which SHINE now estimates will occur in 2021.
See Part I, Item 1A. “Risk Factors—The global supply of Moly is fragile and not stable. Our dependence on a limited number of third party suppliers for Moly could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues” and “—The instability of the global supply of Moly, including supply shortages, has resulted in increases in the cost of Moly, which has negatively affected our margins, and more restrictive agreements with suppliers, which could further increase our costs.”

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
Inventory Supply
We obtain a substantial portion of our imaging agents from third-party suppliers, JHS is currently our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval from certain foreign regulatory authorities for JHS to manufacture certain of our products. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S.
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for a modified formulation of DEFINITY with SBL, which is located in South Korea. We currently believe that if approved by the FDA, the modified formulation could be commercially available in 2020, although that timing cannot be assured. As described above, we have also commenced an extensive, multi-year effort to add in-house specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.”
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. As part of our microbubble franchise strategy, for our proposed LVEF indication for DEFINITY, we are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. For LMI 1195, our PET-based molecular imaging agent for the norepinephrine pathway, we are currently working with the FDA to finalize a special protocol assessment, or SPA, in connection with a single Phase 3 clinical trial to demonstrate improved risk stratification of ischemic heart failure patients at risk of sudden cardiac death. We are also exploring the potential use of LMI 1195 for the diagnosis and treatment follow-up of neuroendocrine tumors. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow.
Executive Overview
Our results for the year ended December 31, 2018 as compared to the prior year reflect the following:

•	increased revenues for DEFINITY in the suboptimal echocardiogram segment as a result of our continued focused sales efforts which has also resulted in increased gross profit;

•	decreased revenues for TechneLite in the U.S. segment primarily as a result of a temporary supplier disruption;

•	increased revenues for TechneLite in the International segment primarily driven by increased volume as a result of temporary incremental demand which has also resulted in increased gross profit;

•
decreased revenues in other revenue due to the recognition of $5.0 million during the prior year from GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18;

•	decreased depreciation expense as a result of the decommissioning of certain long-lived assets during the prior year period;

•
decreases in other income due to a $5.5 million decrease in tax indemnification income as a result of the impact of the reduction in the U.S. federal corporate tax rate pursuant to the Tax Cuts and Jobs Act enacted on December 22, 2017; and

•
increased tax expense due to the profit generated during the year ended December 31, 2018 and the fact that we no longer record a valuation allowance against our domestic deferred tax assets offset by the release of our valuation allowance against our Canada deferred tax assets.

Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
Revenues	$343,374	$331,378	$301,853	$11,996	3.6%	$29,525	9.8%
Cost of goods sold	168,489	169,243	164,073	(754)	(0.4)%	5,170	3.2%
Gross profit	174,885	162,135	137,780	12,750	7.9%	24,355	17.7%
Operating expenses
Sales and marketing	43,159	42,315	36,542	844	2.0%	5,773	15.8%
General and administrative	50,167	49,842	38,832	325	0.7%	11,010	28.4%
Research and development	17,071	18,125	12,203	(1,054)	(5.8)%	5,922	48.5%
Total operating expenses	110,397	110,282	87,577	115	0.1%	22,705	25.9%
Gain on sales of assets	—	—	6,385	—	—%	(6,385)	(100.0)%
Operating income	64,488	51,853	56,588	12,635	24.4%	(4,735)	(8.4)%
Interest expense	17,405	18,410	26,618	(1,005)	(5.5)%	(8,208)	(30.8)%
Debt retirement costs	—	—	1,896	—	—%	(1,896)	(100.0)%
Loss on extinguishment of debt	—	2,442	—	(2,442)	(100.0)%	2,442	100.0%
Other income	(2,465)	(8,638)	(220)	6,173	(71.5)%	(8,418)	3,826.4%
Income before income taxes	49,548	39,639	28,294	9,909	25.0%	11,345	40.1%
Income tax expense (benefit)	9,030	(83,746)	1,532	92,776	(110.8)%	(85,278)	(5,566.4)%
Net income	$40,518	$123,385	$26,762	$(82,867)	(67.2)%	$96,623	361.0%

Comparison of the Periods Ended December 31, 2018, 2017 and 2016
Revenues
Segment revenues are summarized by product as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
U.S.
DEFINITY	$178,440	$153,581	$128,677	$24,859	16.2%	$24,904	19.4%
TechneLite	74,042	90,489	85,412	(16,447)	(18.2)%	5,077	5.9%
Other	36,098	45,932	43,331	(9,834)	(21.4)%	2,601	6.0%
Total U.S. Revenues	288,580	290,002	257,420	(1,422)	(0.5)%	32,582	12.7%
International
DEFINITY	4,633	3,687	2,935	946	25.7%	752	25.6%
TechneLite	24,816	14,155	13,805	10,661	75.3%	350	2.5%
Other	25,345	23,534	27,693	1,811	7.7%	(4,159)	(15.0)%
Total International Revenues	54,794	41,376	44,433	13,418	32.4%	(3,057)	(6.9)%
Total Revenues	$343,374	$331,378	$301,853	$11,996	3.6%	$29,525	9.8%
2018 vs. 2017
The decrease in U.S. segment revenues during the year ended December 31, 2018, as compared to the prior year is primarily due to a $16.4 million decrease in TechneLite revenues primarily as a result of lower unit volumes due to a temporary supplier disruption and a decrease of approximately $5.0 million in other revenue associated with the License Agreement with GE Healthcare in exchange for rights to the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 which was recorded in the second quarter of the prior year. In addition, there was a $2.6 million increase in rebate and allowance provisions, $1.6 million decrease in Xenon revenues due to lower volume and $0.6 million decrease in other product revenues due primarily to timing of shipments. Offsetting these decreases was an increase of $24.9 million in DEFINITY revenues as a result of higher unit volumes.
The increase in International segment revenues during the year ended December 31, 2018, as compared to the prior year is primarily due to a $10.7 million increase in TechneLite revenues primarily driven by increased volume as a result of temporary incremental demand, a $1.8 million increase in other product revenue primarily attributable to higher Thallium volume, recovery of the hurricane impact on our Puerto Rico business in the fourth quarter of the prior year and timing of shipments of other products and a $0.9 million increase in DEFINITY revenues as a result of higher unit volumes.
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

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2016	$2,303
Provision related to current period revenues	7,255
Adjustments relating to prior period revenues	(452)
Payments or credits made during the period	(6,809)
Balance, December 31, 2016	2,297
Provision related to current period revenues	9,568
Adjustments relating to prior period revenues	(654)
Payments or credits made during the period	(8,351)
Balance, December 31, 2017	2,860
Provision related to current period revenues	13,202
Adjustments relating to prior period revenues	(361)
Payments or credits made during the period	(11,047)
Balance, December 31, 2018	$4,654
Gross Profit
Gross profit is summarized by segment as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
U.S.	$161,760	$154,671	$128,350	$7,089	4.6%	$26,321	20.5%
International	13,125	7,464	9,430	5,661	75.8%	(1,966)	(20.8)%
Total Gross profit	$174,885	$162,135	$137,780	$12,750	7.9%	$24,355	17.7%
2018 vs. 2017
The increase in U.S. segment gross profit for the year ended December 31, 2018, as compared to the prior year is primarily attributable to higher DEFINITY unit volumes. This was offset by the recognition of approximately $5.0 million in the prior year period in other revenue associated with the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18 without any associated cost of goods sold, lower TechneLite unit volumes due to a temporary supply interruption, lower Xenon unit volumes and an increase in excess and obsolete inventory reserve of other materials.
The increase in International segment gross profit for the year ended December 31, 2018, as compared to the prior year is primarily attributable to higher TechneLite and other product unit volumes.
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
Sales and marketing expense is summarized by segment as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
U.S.	$40,579	$39,471	$32,919	$1,108	2.8%	$6,552	19.9%
International	2,580	2,844	3,623	(264)	(9.3)%	$(779)	(21.5)%
Total Sales and marketing	$43,159	$42,315	$36,542	$844	2.0%	$5,773	15.8%
2018 vs. 2017
The increase in U.S. segment sales and marketing expense for the year ended December 31, 2018, as compared to the prior year is primarily attributable to employee-related expenses.
The decrease in the International segment sales and marketing expense for the year ended December 31, 2018, as compared to the prior year is primarily attributable to commercialization activities attributable to DEFINITY market expansion.
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
General and administrative expense is summarized by segment as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
U.S.	$49,149	$49,269	$37,389	$(120)	(0.2)%	$11,880	31.8%
International	1,018	573	1,443	445	77.7%	(870)	(60.3)%
Total General and administrative	$50,167	$49,842	$38,832	$325	0.7%	$11,010	28.4%
2018 vs. 2017
The decrease in U.S. segment general and administrative expense for the year ended December 31, 2018, as compared to the prior year is primarily attributable to the non-recurrence of $2.6 million of debt refinancing costs incurred in the prior year period, lower information technology costs and campus consolidation costs partially offset by higher employee-related expenses, incremental spend associated with business development activities and higher legal costs to maintain and expand our intellectual property portfolio as well as for the on-going Pharmalucence arbitration.
The increase in the International segment general and administrative expense for the year ended December 31, 2018, as compared to the prior year is primarily attributable to increased employee related costs and business development activities.

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
Research and development expense is summarized by segment as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
U.S.	$15,705	$16,692	$11,574	$(987)	(5.9)%	$5,118	44.2%
International	1,366	1,433	629	(67)	(4.7)%	804	127.8%
Total Research and development	$17,071	$18,125	$12,203	$(1,054)	(5.8)%	$5,922	48.5%
2018 vs. 2017
The decrease in U.S. segment research and development expenses for the year ended December 31, 2018, as compared to the prior year is primarily attributable to a decrease in depreciation expense resulting from the decommissioning of certain long-lived assets associated with research and development operations offset by higher employee-related expenses and clinical research expenses related to DEFINITY studies.
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
Interest Expense
Interest expense for the year ended December 31, 2018 decreased $1.0 million from the prior year as a result of a comparatively lower outstanding principal balance and effective interest rates on our long-term debt during the period as a result of our March 2017 refinancing and November 2017 repricing.

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
Other Income
Other income decreased $6.2 million for the year ended December 31, 2018 as compared to the prior year due to a $5.5 million decrease in tax indemnification income as a result of the impact of the reduction in the U.S. federal corporate tax rate pursuant to the Tax Cuts and Jobs Act enacted on December 22, 2017 and a decrease of $0.8 million in foreign currency gains driven by unfavorable foreign exchange rates due to a strengthening U.S. dollar.
Other income increased $8.4 million for the year ended December 31, 2017 as compared to the prior year due to an increase of $1.1 million in foreign currency gains driven by favorable foreign exchange rates relative to the prior year and a $7.3 million increase in tax indemnification income as a result of the impact of the reduction in the U.S. federal corporate tax rate pursuant to the Tax Cuts and Jobs Act.
Income Tax Expense (Benefit)
Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	Change $	Change %	Change $	Change %
Income tax expense (benefit)	$9,030	$(83,746)	$1,532	$92,776	(110.8)%	$(85,278)	< (1,000)%
Our effective tax rate in fiscal 2018 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes and the accrual of interest on uncertain tax positions offset by tax benefits arising from the release of the valuation allowance against Canada deferred tax assets, and stock compensation deductions.
The increase in effective income tax rate for the year ended December 31, 2018 was due to the fact that we were maintaining a full valuation allowance on our domestic and most of our foreign net deferred tax assets prior to December 31, 2017, at which time the valuation allowance related to our domestic net deferred tax assets was released, generating a tax benefit of $141.1 million.
The income tax expense for the year ended December 31, 2018 was primarily due to the income generated in the period and the accrual of interest associated with uncertain tax positions, offset by the release of the valuation allowance against our Canada deferred tax assets and tax benefits arising from stock compensation deductions. The income tax benefit for the year ended December 31, 2017 was primarily due to the release of our valuation allowance against our domestic deferred tax assets, which generated a benefit of $141.1 million, offset by the impact of the U.S. federal tax rate change enacted under the Tax Cuts and Jobs Act of 2017, which generated a tax expense of $45.1 million related to the reduced tax-effected value of the ending net deferred tax assets at December 31, 2017. The income tax expense for the year ended December 31, 2016 was primarily from the accrual of interest on uncertain tax positions.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. We released the full valuation allowance recorded against our Canada deferred tax assets during the year ended December 31, 2018. We released the full valuation allowance recorded against our domestic deferred tax assets during the year ended December 31, 2017. We continue to record a valuation allowance against certain of our foreign net deferred tax assets.

Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2018	2017	2016
Effective tax rate	18.2%	(211.3)%	5.4%
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$61,193	$54,777	$49,642
Net cash (used in) provided by investing activities	$(19,132)	$(16,309)	$3,281
Net cash used in financing activities	$(4,668)	$(13,450)	$(30,217)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $61.2 million in the year ended December 31, 2018 was driven primarily by net income of $40.5 million plus $13.9 million of depreciation, amortization and accretion expense, $8.7 million of stock-based compensation expense and changes in deferred taxes of $5.8 million. These net sources of cash were offset by a net decrease of $14.0 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the strategic inventory build during the period to mitigate sole supplier risk as well as higher accounts receivable due to increased sales.
Net cash provided by operating activities of $54.8 million for the year ended December 31, 2017 was driven primarily by net income of $123.4 million plus $19.2 million of depreciation, amortization and accretion expense, $5.9 million of stock-based compensation expense, offset by deferred taxes of $86.9 million related to the release of our valuation on our domestic net deferred tax assets during the year. In addition, we had an increase in our tax indemnification receivable of $8.4 million resulting primarily from the impact of recent U.S. federal tax legislation. These net sources of cash were offset by a net decrease of $8.3 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by higher accounts receivable related to increases in revenues to certain major customers and the timing of inventory purchases during the period offset by increases in accrued expenses primarily due to the timing of payments.
Net cash provided by operating activities of $49.6 million for the year ended December 31, 2016 was driven primarily by net income of $26.8 million plus $18.3 million of depreciation, amortization and accretion expense and $1.9 million of debt retirement costs offset by the gain on sale of assets of $6.4 million. In addition, our increase in cash from working capital during the year ended December 31, 2016, was driven primarily by an increase of $5.7 million in accounts payable due to the timing of payment runs and a $1.3 million increase in accrued expenses primarily due to an increase in accrued bonus, offset by a $3.6 million increase in inventory due to the timing of inventory receipts and a $1.1 million increase in accounts receivable due to increased sales.
Net Cash (Used in) Provided By Investing Activities
Net cash used in investing activities during the year ended December 31, 2018 reflected $20.1 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
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

Net Cash Used in Financing Activities
Net cash used in financing activities during the year ended December 31, 2018 reflected payments for minimum statutory tax withholding related to net share settlement of equity awards of $3.4 million, payments on long-term debt of $2.9 million, offset by proceeds of $1.2 million from the exercise of stock options.
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
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at our election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At December 31, 2018, our interest rate under the 2017 Term Facility was 6.3%. As of December 31, 2018, the principal balance outstanding on our 2017 Term Facility was $270.2 million.
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
The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC, and obligations under the 2017 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings and Lantheus MI Real Estate, LLC (subject to customary exclusions set forth in the transaction documents) owned as of March 30, 2017 or thereafter acquired.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:

•	The costs of acquiring or in-licensing new products, businesses or technologies, together with the costs of pursuing opportunities that are not eventually consummated;

•	The pricing environment and the level of product sales of our currently marketed products, particularly DEFINITY and any additional products that we may market in the future;

•	Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;

•	Our investment in the further clinical development and commercialization of existing products and development candidates;

•	The costs of investing in our facilities, equipment and technology infrastructure;

•	The costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products and raw materials and components;

•	Our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;

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
At December 31, 2018, our only current committed external source of funds is our borrowing availability under our 2017 Revolving Facility. We had $113.4 million of cash and cash equivalents at December 31, 2018. Our 2017 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2017 Revolving Facility may affect our ability to comply with the covenants in the 2017 Facility, including the financial covenant restricting consolidated net leverage. Accordingly, we may be limited in utilizing the full amount of our 2017 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our 2017 Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Debt obligations (principal)	$270,187	$2,750	$5,500	$261,937	$—
Interest on debt obligations(a)	57,705	17,101	33,724	6,880	—
Operating lease obligations(b)	1,521	391	476	476	178
Purchase obligations(c)	1,750	1,750	—	—	—
Capital lease obligations	144	123	21	—	—
Other long-term liabilities(d)	—	—	—	—	—
Asset retirement obligations(e)	—	—	—	—	—
Total contractual obligations	$331,307	$22,115	$39,721	$269,293	$178
________________________________

(a)	Amount relates to the minimum interest under our 2017 Term Facility.

(b)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(c)	Excludes purchase orders for inventory in the normal course of business.

(d)
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2018, we had unrecognized tax benefits of $40.2 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

(e)
We have excluded asset retirement obligations from the table above due to the uncertainty of the timing of the future cash outflows related to the decommissioning of our radioactive operations. As of December 31, 2018, the liability, which was approximately $11.6 million, was measured at the present value of the obligation expected to be incurred of approximately $26.9 million.

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
Revenue from Contracts with Customers
We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For our accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 did not have a material impact on our consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented.
Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy our performance obligations by transferring control over products or services to our customers. The amount of revenue we recognize reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. To achieve this core principle, we apply the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations.
We derive our revenues through arrangements with customers for product sales as well as licensing and royalty arrangements. We sell our products principally to hospitals and clinics, radiopharmacies, and distributors and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.

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
Income Taxes
We account for income taxes using an asset and liability approach. Income tax expense (benefit) represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act is significant and has wide-ranging effects. The primary material impact to the Company was on our net U.S. deferred tax assets, which were reduced as a result of the reduction in U.S. corporate tax rates from 35% to 21% for years beginning on or after January 1, 2018. We recorded tax expense of $45.1 million during the year ended December 31, 2017, to reflect the impact of the Act on our net deferred tax assets carrying value. We have reviewed the guidance issued by the U.S. Treasury concerning the repatriation transition tax. The repatriation transition tax impacted U.S. entities with accumulated yet unrepatriated or 'untaxed' foreign earnings. As of December 31, 2017, we had no accumulated unrepatriated foreign earnings, and therefore were not affected by the new provisions of the Act concerning the repatriation transition tax.
We regularly assess our ability to realize our deferred tax assets, and that assessment requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh that evidence based on its objective verifiability and expected impact.
During the fourth quarter of 2017, we determined, based on our consideration of the weight of positive and negative evidence, that there was sufficient positive evidence that our U.S. federal and state deferred tax assets were more-likely-than-not realizable as of December 31, 2017. Our conclusion was primarily driven by the achievement of a sustained level of profitability, the expectation of sustained future profitability, and mitigating factors related to external supplier and customer risk sufficient to outweigh the available negative evidence. Accordingly, we released the valuation allowance previously recorded against our U.S. net deferred tax assets resulting in an income tax benefit of $141.1 million. We have continued to assess the level of the valuation allowance required and if the weight of negative evidence exists in future periods to again support the recording of a partial or full valuation allowance against our U.S. deferred tax assets, that would likely have a material negative impact on our results of operations in that future period.
During the fourth quarter of 2018, we further determined, based on our consideration of the weight of relevant positive and negative evidence, that there was sufficient positive evidence that our Canada deferred tax assets were more-likely-than-not realizable as of December 31, 2018. Our conclusion was primarily driven by the achievement of a sustained level of profitability and the expectation of sustained future profitability. Accordingly, we released the valuation allowance previously recorded against our Canada net deferred tax assets resulting in an income tax benefit of $4.0 million. We continue to maintain a valuation allowance of $1.0 million on foreign net deferred tax assets generated where there is still an insufficient history of cumulative profitability in the relevant jurisdiction.

We account for uncertain tax positions using a recognition threshold and measurement analysis method for determining the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. We record the related interest and penalties to income tax expense (benefit).
We have a tax indemnification agreement with BMS related to certain contingent tax obligations arising prior to the acquisition of the business from BMS. The contingent tax obligations are recognized as long-term liabilities, and a tax indemnification receivable is recognized within other noncurrent assets. Changes in the tax indemnification asset are recognized within other income in the statements of operations, and changes in the liabilities are recorded within the tax provision. Accordingly, as these reserves change, adjustments are included in the tax provision while the offsetting adjustment is included in other income. Assuming that we continue to consider the receivable from BMS to be fully recoverable, there is no net effect on earnings related to these liabilities and no net cash outflows.
The calculation of our tax liabilities involves certain estimates, assumptions and the application of complex tax regulations in multiple jurisdictions worldwide. Any material change in our estimates or assumptions, or the tax regulations, may have a material impact on our results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments to reduce these risks or for trading purposes and have not historically used derivative financial instruments or other financial instruments to hedge these economic exposures.
Interest Rate Risk
Under our 2017 Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of December 31, 2018, we had $270.2 million outstanding principal under our 2017 Term Facility with variable interest rates.
Furthermore, we are subject to interest rate risk in connection with our 2017 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2018, there was availability of $75.0 million on the 2017 Revolving Facility. Any increase in the interest rate under the 2017 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2017 Revolving Facility. The effect of a 100 basis points adverse change in market interest rates on our 2017 Term Facility, in excess of applicable minimum floors, on our interest expense would be approximately $2.8 million.
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
During the years ended December 31, 2018, 2017 and 2016, the net impact of foreign currency changes on transactions was a loss of $0.6 million, a gain of $0.3 million and a loss of $0.9 million, respectively. Historically, we have not used derivative financial instruments or other financial instruments to hedge these economic exposures.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2018, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
February 20, 2019
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$113,401	$76,290
Accounts receivable, net	43,753	40,259
Inventory	33,019	26,080
Other current assets	5,242	5,221
Total current assets	195,415	147,850
Property, plant and equipment, net	107,888	92,999
Intangibles, net	9,133	11,798
Goodwill	15,714	15,714
Deferred tax assets, net	81,449	87,010
Other long-term assets	30,232	28,487
Total assets	$439,831	$383,858
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,750	$2,750
Revolving line of credit	—	—
Accounts payable	17,955	17,464
Accrued expenses and other liabilities	32,050	26,536
Total current liabilities	52,755	46,750
Asset retirement obligations	11,572	10,412
Long-term debt, net	263,709	265,393
Other long-term liabilities	40,793	38,012
Total liabilities	368,829	360,567
Commitments and contingencies (see Note 15)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 38,466 and 37,765 shares issued and outstanding, respectively)	385	378
Additional paid-in capital	239,865	232,960
Accumulated deficit	(168,140)	(209,013)
Accumulated other comprehensive loss	(1,108)	(1,034)
Total stockholders’ equity	71,002	23,291
Total liabilities and stockholders’ equity	$439,831	$383,858
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$343,374	$331,378	$301,853
Cost of goods sold	168,489	169,243	164,073
Gross profit	174,885	162,135	137,780
Operating expenses
Sales and marketing	43,159	42,315	36,542
General and administrative	50,167	49,842	38,832
Research and development	17,071	18,125	12,203
Total operating expenses	110,397	110,282	87,577
Gain on sales of assets	—	—	6,385
Operating income	64,488	51,853	56,588
Interest expense	17,405	18,410	26,618
Debt retirement costs	—	—	1,896
Loss on extinguishment of debt	—	2,442	—
Other income	(2,465)	(8,638)	(220)
Income before income taxes	49,548	39,639	28,294
Income tax expense (benefit)	9,030	(83,746)	1,532
Net income	$40,518	$123,385	$26,762
Net income per common share:
Basic	$1.06	$3.31	$0.84
Diluted	$1.03	$3.17	$0.82
Weighted-average common shares outstanding:
Basic	38,233	37,276	32,044
Diluted	39,501	38,892	32,656
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$40,518	$123,385	$26,762
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of assets included in net income	—	—	435
Foreign currency translation	(74)	(87)	603
Total other comprehensive (loss) income	(74)	(87)	1,038
Comprehensive income	$40,444	$123,298	$27,800
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2016	30,365	$303	$175,553	$(359,160)	$(1,985)	$(185,289)
Issuance of common stock, net of $2,080 issuance costs	6,200	62	48,758	—	—	48,820
Net income	—	—	—	26,762	—	26,762
Other comprehensive income	—	—	—	—	1,038	1,038
Stock option exercises	41	1	230	—	—	231
Vesting of restricted stock awards	214	2	(2)	—	—	—
Shares withheld to cover taxes	(64)	(1)	(601)	—	—	(602)
Stock-based compensation	—	—	2,524	—	—	2,524
Balance, December 31, 2016	36,756	367	226,462	(332,398)	(947)	(106,516)
Net income	—	—	—	123,385	—	123,385
Other comprehensive loss	—	—	—	—	(87)	(87)
Stock option exercises and employee stock plan purchases	478	5	3,429	—	—	3,434
Vesting of restricted stock awards	744	8	(8)	—	—	—
Shares withheld to cover taxes	(214)	(2)	(2,851)	—	—	(2,853)
Stock-based compensation	—	—	5,928	—	—	5,928
Balance, December 31, 2017	37,765	378	232,960	(209,013)	(1,034)	23,291
Net income	—	—	—	40,518	—	40,518
Forfeiture of dividend equivalent right	—	—	—	355	—	355
Other comprehensive loss	—	—	—	—	(74)	(74)
Stock option exercises and employee stock plan purchases	223	2	1,578	—	—	1,580
Vesting of restricted stock awards	672	7	(7)	—	—	—
Shares withheld to cover taxes	(194)	(2)	(3,384)	—	—	(3,386)
Stock-based compensation	—	—	8,718	—	—	8,718
Balance, December 31, 2018	38,466	$385	$239,865	$(168,140)	$(1,108)	$71,002
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$40,518	$123,385	$26,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	13,929	19,231	18,263
Amortization of debt related costs	1,279	1,361	1,603
Provision for bad debt	321	136	53
Provision for excess and obsolete inventory	2,875	1,215	1,342
Stock-based compensation	8,718	5,928	2,524
Gain on sales of assets	—	—	(6,385)
Loss on impairment of land	—	912	—
Loss on extinguishment of debt and debt retirement costs	—	2,442	1,896
Deferred taxes	5,762	(86,946)	(155)
Long-term income tax receivable	(2,855)	(8,413)	(200)
Long-term income tax payable and other long-term liabilities	3,219	2,793	565
Other	1,399	1,049	1,284
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(3,985)	(3,407)	(1,059)
Inventory	(8,690)	(9,620)	(3,626)
Other current assets	(661)	(388)	(155)
Accounts payable	(2,886)	604	5,700
Accrued expenses and other liabilities	2,250	4,495	1,230
Net cash provided by operating activities	61,193	54,777	49,642
Investing activities
Capital expenditures	(20,132)	(17,543)	(7,398)
Proceeds from sale of assets	1,000	1,234	10,605
Other	—	—	74
Net cash (used in) provided by investing activities	(19,132)	(16,309)	3,281
Financing activities
Proceeds from issuance of common stock	428	187	50,900
Payments for public offering costs	—	(74)	(2,006)
Proceeds from issuance of long-term debt	—	274,313	—
Payments on long-term debt	(2,862)	(286,694)	(78,729)
Deferred financing costs	—	(1,576)	(11)
Proceeds from stock option exercises	1,152	3,247	231
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(3,386)	(2,853)	(602)
Net cash used in financing activities	(4,668)	(13,450)	(30,217)
Effect of foreign exchange rates on cash and cash equivalents	(282)	94	(124)
Net increase in cash and cash equivalents	37,111	25,112	22,582
Cash and cash equivalents, beginning of year	76,290	51,178	28,596
Cash and cash equivalents, end of year	$113,401	$76,290	$51,178

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,869	$16,653	$24,441
Income taxes, net of refunds of $35, $17 and $82, respectively	$90	$106	$265
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$7,395	$2,738	$4,990
Receivable in connection with sale of Australian subsidiary	$—	$—	$1,479
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Lantheus Holdings, Inc., a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”), also a Delaware corporation.
The Company is a global leader in the development, manufacture and commercialization of innovative diagnostic medical imaging agents and other products that assist clinicians in the diagnosis and treatment of cardiovascular and other diseases.
The Company’s commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. The Company sells its products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.
The Company sells its products globally and have operations in the U.S., Puerto Rico and Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America.
The Company’s product portfolio includes an ultrasound contrast agent and nuclear imaging products. The Company’s principal products include the following:

•
DEFINITY is a microbubble contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures

•
TechneLite is a Technetium generator that provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other Technetium-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Moly as its active ingredient.

Sales of the Company’s microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., the Company’s nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Triad. A small portion of the Company’s nuclear imaging product sales in the U.S. are made through the Company’s direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. The Company owns one radiopharmacy in Puerto Rico where they sell their own products as well as products of third parties to end-users.
The Company also maintains its own direct sales force in Canada for certain customers so that they can control the importation, marketing, distribution and sale of its imaging agents in Canada in this sales channel. In Europe, Australia, Asia-Pacific and Latin America, the Company relies on third-party distributors to market, sell and distribute its nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain immaterial reclassifications in the prior period consolidated statement of cash flows have been reclassified to conform to the current year period financial statement presentation.
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

Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 3, “Revenue from Contracts with Customers” for further discussion on revenues.
Accounts Receivable, net
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
Also included in accounts receivable are miscellaneous receivables of $0.3 million and $0.8 million as of December 31, 2018 and 2017, respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach. Income tax expense (benefit) represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more-likely-than-not to be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that the future tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves weighing both positive and negative evidence, including both historical and prospective information, with greater weight given to evidence that is objectively verifiable. A history of recent losses is negative evidence that is difficult to overcome with positive evidence. In evaluating prospective information there are four sources of taxable income: reversals of taxable temporary differences, items that can be carried back to prior tax years (such as net operating losses), pre-tax income, and prudent and feasible tax planning strategies. Adjustments to the deferred tax valuation allowances are made in the period when those assessments are made.
The Company accounts for uncertain tax positions using a 2-step recognition threshold and measurement analysis method to determine the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to other long-term assets and liabilities, or adjustments to deferred taxes, or both. The Company records the related interest and penalties to income tax expense (benefit).
Net Income per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if those securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.
Cash and Cash Equivalents
Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less when purchased.
Concentration of Risks and Limited Suppliers
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to large national distributors, which in turn, resell the Company’s products.

As of December 31, 2018 and 2017, one customer accounted for approximately 11% and 15%, respectively, of accounts receivable, net. No customer accounted for greater than 10% of revenues for the year ended December 31, 2018. Three customers accounted for approximately 12%, 10% and 10% of revenues for the year ended December 31, 2017. Two customers accounted for approximately 11% and 10% of revenues for the year ended December 31, 2016.
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
The Company has Moly supply agreements with IRE of Belgium, running through December 31, 2019, and renewable by us on a year-to-year basis thereafter, and NTP of South Africa, for itself and on behalf of its subcontractor ANSTO of Australia, running through December 31, 2020. The Company also has a Xenon supply agreement with IRE which runs through June 30, 2019, also subject to extensions. The Company currently relies on IRE as the sole supplier of bulk-unprocessed Xenon which the Company processes and finishes for its customers. The Company currently relies on JHS as its sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials for TechneLite.
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2018	2017	2016
DEFINITY	53.3%	47.5%	43.6%
TechneLite	28.8%	31.6%	32.9%
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
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. At December 31, 2018 and 2017, the Company had no capitalized inventories associated with product that did not have regulatory approval.
Property, Plant and Equipment, net
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
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2018, 2017 or 2016.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $4.0 million, $4.4 million and $3.6 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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
Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other income, in the consolidated statements of operations.
Stock-Based Compensation
The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock, the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, whichever is most appropriate. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions such as stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield.
Expense for performance restricted stock awards is recognized based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service period(s).
Other Income
Other income consisted of the following:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Foreign currency losses (gains)	$557	$(253)	$853
Tax indemnification income	(2,855)	(8,367)	(1,055)
Other income	(167)	(18)	(18)
Total other income	$(2,465)	$(8,638)	$(220)
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, other comprehensive income (loss) consists of foreign currency translation gains and losses. The accumulated other comprehensive loss balance consists entirely of foreign currency translation gains and losses.
Asset Retirement Obligations
The Company’s compliance with federal, state, local and foreign environmental laws and regulations may require it to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where it does business or maintains properties. The Company establishes accruals when those costs are legally obligated and probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, historical experience, the relative shares of the total remediation costs and a relevant discount rate, when the time periods of estimated costs can be reasonably predicted. Changes in these assumptions could impact the Company’s future reported results. The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica, Massachusetts campus. The asbestos is appropriately contained, and the Company believes it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2018 and 2017, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

Self-Insurance Reserves
The Company’s consolidated balance sheets at December 31, 2018 and 2017 include $0.6 million and $0.5 million of accrued liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity). The Company also maintains a separate cash account to fund these medical claims and must maintain a minimum balance as determined by the plan administrator. The balance of this restricted cash account was approximately $0.1 million at both December 31, 2018 and 2017, and is included in other current assets.
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-02, Leases (Topic 842)
This ASU supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized on the balance sheet. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period).

January 1, 2019
The Company has completed its assessment on the impact of the standard, including optional practical expedients and transition methods that the Company will elect upon adoption. The implementation plan included identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The Company concluded that upon adoption of this standard there will not be a significant impact to its Balance Sheet. The Company will utilize the prospective approach of adopting this standard. The Company has identified and implemented appropriate changes to its business processes and controls to support recognition and disclosure under this standard.

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Accounting Standards Adopted During the Year Ended December 31, 2018
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions or classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

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

The adoption of this standard did not have a material impact on the Company’s consolidated balance sheets and statements of operations.

3. Revenue from Contracts with Customers
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605. For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented.
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
Disaggregation of Revenue
The following table summarizes revenue by revenue source and reportable segment as follows:

	Year Ended December 31, 2018
Major Products/Service Lines (in thousands)	U.S.	International	Total
Product revenue, net(1)	$288,580	$52,556	$341,136
License and royalty revenues	—	2,238	2,238
Total revenues	$288,580	$54,794	$343,374
______________________________

(1)
The Company’s principal products include DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all of its principal products.

Product Revenue, Net
The Company sells its products principally to hospitals and clinics, radiopharmacies and distributors. The Company considers customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be the contracts with a customer.
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
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations. The Company estimates the amount of rebates and allowances that are explicitly stated in the Company’s contracts based on a combination of actual purchases and an estimate of the customer’s buying patterns.
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
The following table summarizes activity for reserves relating to rebate and allowances (including group purchasing organization administrative fees and returns) for the year ended December 31, 2018:

(in thousands)	Rebates and Allowances
Balance, January 1, 2018	2,860
Provision related to current period revenues	13,202
Adjustments relating to prior period revenues	(361)
Payments or credits made during the period	(11,047)
Balance, December 31, 2018	$4,654
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
Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2018, the Company is constraining variable consideration related to milestone payments requiring regulatory approvals.
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
Contract Costs
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient under ASC 340-40-25-4 to expense the costs as they are incurred, within selling and marketing expenses, since the amortization period is less than one year.
The Company recognized certain revenues as follows:

(in thousands)	Year Ended December 31, 2018
Amounts included in the contract liability at the beginning of the period	$33
Performance obligations satisfied (or partially satisfied) in previous periods	$—
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$61,391	$61,391	$—	$—
Total	$61,391	$61,391	$—	$—

	December 31, 2017
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$8,700	$8,700	$—	$—
Total	$8,700	$8,700	$—	$—
Nonrecurring Fair Value Measurements
As of December 31, 2017, the Company wrote down the value of land held for sale in the U.S. segment to its fair value, less estimated costs to sell, using level 3 inputs. See Note 8, “Property, Plant and Equipment, Net” for further discussion regarding land held for sale.

5. Income Taxes
The components of income before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S.	$46,945	$39,559	$23,736
International	2,603	80	4,558
Income before income taxes	$49,548	$39,639	$28,294
The income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current
Federal	$(21)	$(58)	$(91)
State	3,424	3,242	1,689
International	(135)	16	(49)
	3,268	3,200	1,549
Deferred
Federal	7,821	(71,742)	—
State	1,411	(15,220)	—
International	(3,470)	16	(17)
	5,762	(86,946)	(17)
Income tax expense (benefit)	$9,030	$(83,746)	$1,532
The reconciliation of income taxes at the U.S. federal statutory rate to the actual income taxes is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S. statutory rate	$10,405	$13,873	$9,903
Permanent items	505	(1,916)	(570)
Write-off of foreign tax and research credits	—	—	7,125
Foreign tax credits	—	—	(319)
Uncertain tax positions	3,227	3,128	1,529
Other tax credits	(742)	(175)	90
State and local taxes	2,125	1,252	433
Impact of rate change on deferred taxes	—	45,129	(383)
True-up of prior year tax	—	7	(2,751)
Foreign tax rate differential	30	97	(242)
Valuation allowance	(4,073)	(141,094)	(13,292)
Benefit of windfall related to stock compensation	(1,760)	(2,723)	—
Increase in indemnification deferred tax asset	(731)	(1,055)	—
Other	44	(269)	9
Income tax expense (benefit)	$9,030	$(83,746)	$1,532

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2018	2017
Deferred Tax Assets
Federal benefit of state tax liabilities	$7,809	$7,510
Reserves, accruals and other	11,005	9,251
Inventory obsolescence	428	239
Capitalized research and development	7,491	9,941
Amortization of intangibles other than goodwill	2,809	3,903
Net operating loss carryforwards	55,938	63,202
Depreciation	—	972
Deferred tax assets	85,480	95,018
Deferred Tax Liabilities
Reserves, accruals and other	(1,078)	(1,346)
Customer relationships	(986)	(1,294)
Depreciation	(727)	—
Deferred tax liability	(2,791)	(2,640)
Less: valuation allowance	(1,240)	(5,368)
	$81,449	$87,010
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets	$81,449	$87,010
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act is significant and has wide-ranging effects.
The Company has completed its study of the ramifications of the Act, and has confirmed the primary material impact of the Act to be the remeasurement of the Company’s deferred tax assets, which was recorded in fiscal 2017 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. As of December 31, 2017, the Company determined it had no accumulated unrepatriated foreign earnings, and therefore recorded no liability for the repatriation transition tax.
The Company has also completed its evaluation of and accounting for all other relevant changes resulting from the Act, and has determined that through December 31, 2018, these changes do not materially impact the Company's effective tax rate.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. During the fourth quarter of fiscal year 2018, the Company's Canada subsidiary entered an accumulated three year period of profitability, removing a strong item of negative evidence previously supporting the recording of a full valuation allowance. Management has determined that the weight of the relevant positive evidence now outweighs the negative evidence, and has released the valuation allowance against its Canada subsidiary's net deferred tax assets, resulting in an income tax benefit of $4.0 million in fiscal 2018. The Company continues to record a valuation allowance of $1.2 million against the net deferred tax assets of its U.K. subsidiary.
During the fourth quarter of 2017, the Company determined based on its consideration of the weight of positive and negative evidence that there was sufficient positive evidence that its U.S. federal and state deferred tax assets were more-likely-than-not realizable. The Company’s conclusion was primarily driven by the achievement of a sustained level of U.S. profitability, the expectation of sustained future profitability, and mitigating factors related to external supplier and customer risk sufficient to outweigh the available negative evidence. Accordingly, the Company released the valuation allowance previously recorded against its U.S. net deferred tax assets, resulting in a fiscal 2017 income tax benefit of $141.1 million.
The Company will continue to assess the level of the valuation allowance required. If the weight of negative evidence exists in future periods to again support the recording of a partial or full valuation allowance against the Company’s deferred tax assets, there would likely be a material negative impact on the Company’s results of operations in that future period.

A summary of the changes in the Company’s valuation allowance is summarized below:

(in thousands)	Amount
Balance, January 1, 2017	$140,915
Charged to income tax expense (benefit)	2,305
Adoption of ASU 2016-09	2,929
Foreign currency	313
Release valuation allowance	(141,094)
Balance, December 31, 2017	5,368
Charged to income tax expense (benefit)	(103)
Foreign currency	(56)
Release valuation allowance	(3,969)
Balance, December 31, 2018	$1,240
The Company’s U.S. federal income tax returns are subject to examination for three years. The state and foreign income tax returns are subject to examination for periods varying from three to four years depending on the specific jurisdictions’ statutes of limitation.
At December 31, 2018, the Company has U.S. federal net operating loss carryovers of $207.2 million, which will expire between 2032 and 2037, and U.S. federal research credits of $0.4 million which will begin to expire in 2037. The Company has Massachusetts state research credit carryforwards of $2.8 million, which will expire between 2024 and 2033. The Company has Massachusetts investment tax credit carryforwards of $1.4 million, of which $0.6 million have no expiration date, and the remainder of which will begin to expire in 2019 and fully expire in 2021.
A reconciliation of the Company’s changes in uncertain tax positions for 2018 and 2017 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2017	$10,441
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(506)
Settlements	—
Lapse of statute of limitations	(69)
Balance of uncertain tax positions as of December 31, 2017	9,866
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(4)
Settlements	—
Lapse of statute of limitations	(74)
Balance of uncertain tax positions as of December 31, 2018	$9,788
As of December 31, 2018 and 2017, total liabilities for uncertain tax positions including interest and penalties were $40.2 million and $37.0 million, respectively, consisting of uncertain tax positions of $9.8 million and $9.9 million, interest accruals of $28.2 million and $24.9 million, and penalty accruals of $2.2 million and $2.2 million, respectively. As of December 31, 2018, all of the liabilities were included in other long-term liabilities, and as of December 31, 2017, $36.3 million were included in other long-term liabilities, while $0.7 million reduced the Company’s deferred tax assets. Included in the 2018, 2017 and 2016 tax provisions are $3.2 million, $3.1 million and $1.5 million, respectively, relating to interest and penalties, net of benefits for reversals of uncertain tax positions, interest and penalties, recognized upon settlements or lapses of relevant statutes of limitation.
In connection with the Company’s acquisition of the medical imaging business from BMS in 2008, the Company entered into a tax indemnification agreement with BMS. A long-term receivable is recorded to account for the expected value to the Company of future indemnification payments, net of actual tax benefits received. The tax indemnification receivable is recognized within other long-term assets. The total long-term asset related to the indemnification was $29.5 million and $26.3 million at December 31, 2018 and 2017, respectively. The changes in the tax indemnification asset are recognized within other income in the consolidated statement of operations. In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. Accordingly, as these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income.

Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be minimal effect on net income and no net cash outflows related to these liabilities.
During the year ended December 31, 2018 and 2017, BMS made no payments on behalf of the Company with respect to indemnified contingent tax liabilities. In 2016, BMS made payments on behalf of the Company totaling $0.7 million to several states in connection with prior year state income tax filings. The amount due from BMS as of December 31, 2018, increased by $3.3 million, due to the accrual of interest on the existing contingent liabilities. The amount due from BMS, included within other long-term assets, increased by $8.4 million in 2017, primarily due to the decrease in U.S. corporate tax rates effective January 1, 2018. In 2016, the amount due from BMS decreased by $1.3 million for the year ended December 31, 2016, which represented the release of asset balances associated with pre-acquisition year-related tax payments made by BMS.
Included in other income for the years ended December 31, 2018, 2017 and 2016, is tax indemnification income of $2.9 million, $8.4 million and $1.1 million, respectively. For the year ended December 31, 2017, $6.5 million of the tax indemnification income is related to the impact of the U.S. federal tax rate reduction, and the remainder arises from increases in the indemnified liabilities.
6. Sales of Certain International Segment Assets
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
7. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2018	2017
Raw materials	$11,100	$10,447
Work in process	4,261	5,509
Finished goods	17,658	10,124
Total inventory	$33,019	$26,080
As of December 31, 2017, the Company had $1.1 million of inventory classified within other long-term assets, which represent raw materials not expected to be used by the Company during the next twelve months. As of December 31, 2018, the Company had no inventory classified within other long-term assets.
8. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2018	2017
Land	$13,450	$13,450
Buildings	64,444	76,059
Machinery, equipment and fixtures	69,298	71,870
Computer software	19,266	20,271
Construction in progress	24,169	7,622
	190,627	189,272
Less: accumulated depreciation and amortization	(82,739)	(96,273)
Total property, plant and equipment, net	$107,888	$92,999
Depreciation and amortization expense related to property, plant & equipment, net, was $10.1 million, $14.8 million and $12.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

9. Asset Retirement Obligations
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of December 31, 2018, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2018	$10,412
Accretion expense	1,160
Balance, December 31, 2018	$11,572
10. Intangibles, Net
Intangibles, net, consisted of the following:

	December 31, 2018
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(9,856)	$3,684
Customer relationships	Accelerated	98,912	(93,463)	5,449
Patents	Straight-Line	6,570	(6,570)	—
Total		$119,022	$(109,889)	$9,133

	December 31, 2017
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(9,304)	$4,236
Customer relationships	Accelerated	99,133	(92,072)	7,061
Patents	Straight-Line	42,780	(42,279)	501
Total		$155,453	$(143,655)	$11,798
The Company recorded amortization expense for its intangible assets of $2.6 million, $3.3 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2019	$1,803
2020	1,568
2021	1,309
2022	1,173
2023	579
2024 and thereafter	2,701
Total	$9,133
11. Accrued Expenses and Other Liabilities
Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2018	2017
Compensation and benefits	$15,962	$14,469
Freight, distribution and operations	7,721	3,604
Accrued rebates, discounts and chargebacks	4,654	2,860
Accrued professional fees	1,673	2,852
Other	2,040	2,751
Total accrued expenses and other liabilities	$32,050	$26,536
12. Financing Arrangements
On March 30, 2017, the Company refinanced its previous $365 million seven-year term loan agreement (the facility thereunder, the “2015 Term Facility”) with a new five-year $275 million term loan facility (the “2017 Term Facility” and the loans thereunder, the “Term Loans”). In addition, the Company replaced its previous $50 million five-year asset based loan facility (the “ABL Facility”) with a new $75 million five-year revolving credit facility (the “2017 Revolving Facility” and, together with the 2017 Term Facility, the “2017 Facility”). The terms of the 2017 Facility are set forth in that certain Amended and Restated Credit Agreement, dated as of March 30, 2017 (the “Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The 2017 Term Facility was issued net of a $0.7 million discount. The Company has the right to request an increase to the 2017 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $75 million, plus additional amounts, in certain circumstances.
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

2017 Term Facility
The Term Loans under the 2017 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread of 3.75% or (ii) the Base Rate (as defined in the Credit Agreement) plus a spread of 2.75%. Interest is payable (i) with respect to LIBOR Term Loans, at the end of each Interest Period (as defined in the Credit Agreement) and (ii) with respect to Base Rate Term Loans, at the end of each quarter. At December 31, 2018, the Company’s interest rate under the 2017 Term Facility was 6.3%.
The Company is permitted to voluntarily prepay the Term Loans, in whole or in part. The 2017 Term Facility requires the Company to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2017 Term Facility amortizes at 1.00% per year until its June 30, 2022 maturity date.
The Company’s maturities of principal obligations under the 2017 Term Facility are as follows as of December 31, 2018:

(in thousands)	Amount
2019	2,750
2020	2,750
2021	2,750
2022	261,937
Total principal outstanding	270,187
Unamortized debt discount	(1,584)
Unamortized debt issuance costs	(2,144)
Total	266,459
Less: current portion	(2,750)
Total long-term debt	$263,709
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2018, there were no outstanding borrowings under the 2017 Revolving Facility.
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
The 2017 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC, and obligations under the 2017 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings and Lantheus MI Real Estate, LLC (subject to customary exclusions set forth in the transaction documents) owned as of March 30, 2017 or thereafter acquired.
13. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2018, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company.
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
Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of goods sold	$1,140	$1,692	$359
Sales and marketing	1,244	640	339
General and administrative	4,990	2,964	1,438
Research and development	1,344	632	388
Total stock-based compensation expense	$8,718	$5,928	$2,524
Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.
A summary of option activity for 2018 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	565,425	$13.65
Options granted	—	$—
Options exercised	(192,550)	$5.98
Options cancelled and expired	(15,800)	$20.44
Outstanding at December 31, 2018	357,075	$17.50	4.4	535,427
Vested and expected to vest at December 31, 2018	357,075	$17.50	4.4	535,427
Exercisable at December 31, 2018	353,049	$17.56	4.4	522,423

During the years ended December 31, 2018, 2017 and 2016, 192,550, 465,232 and 40,976 options were exercised having aggregate intrinsic values of $2.4 million, $5.1 million and $0.2 million, respectively.
Restricted Stock
A summary of restricted stock awards and restricted stock units activity for 2018 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2018	1,765,262	$5.72
Granted	647,850	$15.46
Vested	(672,345)	$6.37
Forfeited	(232,228)	$11.87
Nonvested balance at December 31, 2018	1,508,539	$9.51
As of December 31, 2018, there was $9.5 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years.
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
A summary of performance restricted stock award activity for 2018 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2018	291,172	$16.70
Granted	—	$—
Vested	—	$—
Forfeited	(49,292)	$16.62
Nonvested balance at December 31, 2018	241,880	$16.71
As of December 31, 2018, there was $2.9 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 1.2 years.
Total Stockholder Return Restricted Stock Awards (“TSR Awards”)
During the year ended December 31, 2018, the Company granted total stockholder return (“TSR”) Awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo Simulation valuation model with the following assumptions:

Year Ended December 31,
2018
Expected volatility	84.3%
Risk-free interest rate	2.4%
Expected life (in years)	2.8
Expected dividend yield	—

A summary of TSR Award activity for 2018 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2018	—	$—
Granted	206,896	$22.76
Vested	—	$—
Forfeited	(26,983)	$22.76
Nonvested balance at December 31, 2018	179,913	$22.76
As of December 31, 2018, there was $3.1 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.
Modifications
During the years ended December 31, 2018 and 2017, the Company recognized approximately $0.3 million and $1.3 million, respectively, of stock-based compensation expense associated with the modification of awards. The modification of these awards affected the vesting terms of the awards.
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
14. Net Income Per Common Share
A summary of net income per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Net income	$40,518	$123,385	$26,762

Basic weighted-average common shares outstanding	38,233	37,276	32,044
Effect of dilutive stock options	61	288	612
Effect of dilutive restricted stock	1,207	1,328	—
Diluted weighted-average common shares outstanding	39,501	38,892	32,656

Basic income per common share	$1.06	$3.31	$0.84
Diluted income per common share	$1.03	$3.17	$0.82

Antidilutive securities excluded from diluted net income per common share	424	604	1,563
15. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases certain buildings, hardware and office space under operating leases and equipment under capital leases. In addition, the Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

As of December 31, 2018, future payments required under noncancelable lease agreements and purchase commitments are as follows:

(in thousands)	Amount
2019	$2,264
2020	259
2021	238
2022	238
2023	238
2024 and thereafter	178
Total	$3,415
Rent expense was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
As of December 31, 2018, except as disclosed above the Company had no material ongoing litigation in which the Company was a party. In addition, the Company had no material ongoing regulatory or other proceedings and no knowledge of any investigations by government or regulatory authorities in which the Company is a target, in either case that the Company believes could have a material and adverse effect on its current business.
16. 401(k) Plan
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $1.8 million, $1.8 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Selected information regarding the Company’s segments are provided as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues from external customers
U.S.	$288,580	$290,002	$257,420
International	54,794	41,376	44,433
Total revenues from external customers	$343,374	$331,378	$301,853

Revenues by product
DEFINITY	$183,073	$157,268	$131,612
TechneLite	98,858	104,644	99,217
Other	61,443	69,466	71,024
Total revenues	$343,374	$331,378	$301,853

Geographical revenues
U.S.	$288,580	$290,002	$257,420
All other	54,794	41,376	44,433
Total revenues	$343,374	$331,378	$301,853

Operating income
U.S.	$56,327	$49,239	$46,909
International	8,161	2,614	9,679
Operating income	64,488	51,853	56,588
Interest expense	17,405	18,410	26,618
Debt retirement costs	—	—	1,896
Loss on extinguishment of debt	—	2,442	—
Other income	(2,465)	(8,638)	(220)
Income before income taxes	$49,548	$39,639	$28,294

Depreciation and amortization
U.S.	$12,278	$17,672	$15,995
International	491	517	1,335
Total depreciation and amortization	$12,769	$18,189	$17,330

	December 31,
(in thousands)	2018	2017
Long-lived assets
U.S.	$106,755	$91,537
International	1,133	1,462
Total long-lived assets	$107,888	$92,999

18. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charged to Income	Deductions from Reserves(1)	Other Adjustments	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2018	$977	$321	$(179)	$—	$1,119
Year ended December 31, 2017	$969	$136	$(128)	$—	$977
Year ended December 31, 2016	$881	$53	$(30)	$65	$969

Rebates and allowances
Year ended December 31, 2018	$2,860	$13,202	$(11,047)	$(361)	$4,654
Year ended December 31, 2017	$2,297	$9,568	$(8,351)	$(654)	$2,860
Year ended December 31, 2016	$2,303	$7,255	$(6,809)	$(452)	$2,297
________________________________

(1)	Amounts charged to deductions from allowance for doubtful accounts represent the write-off of uncollectible balances and represent payments for rebates and allowances.
19. Quarterly Consolidated Financial Data (Unaudited)
Summarized quarterly consolidated financial data is presented below:

	Quarterly Periods During the Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$82,630	$85,573	$88,900	$86,271
Gross profit	$42,309	$43,846	$44,885	$43,845
Net income	$8,211	$9,745	$9,269	$13,293
Basic income per weighted-average share(b)	$0.22	$0.25	$0.24	$0.35
Diluted income per weighted-average share(b)	$0.21	$0.25	$0.24	$0.34

	Quarterly Periods During the Year Ended December 31, 2017
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$81,359	$88,837	$79,941	$81,241
Gross profit	$39,762	$45,947	$38,527	$37,899
Net income(a)	$4,138	$13,595	$8,526	$97,126
Basic income per weighted-average share(b)	$0.11	$0.37	$0.23	$2.58
Diluted income per weighted-average share(b)	$0.11	$0.35	$0.22	$2.47
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
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
We will remain an emerging growth company until December 31, 2020 unless, prior to that time, we have (i) more than $1.07 billion in annual revenue, (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year when a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Exchange Act, or (iii) issue more than $1 billion of non-convertible debt over a three-year period. As a result, we were not required to have our independent registered public accounting firm attest to, and report on, internal controls over financial reporting.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.
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
The additional information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.
Item 11. Executive Compensation
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

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
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
2.1†	Amended and Restated Asset Purchase Agreement, effective January 7, 2016, by and between Lantheus MI Canada, Inc. and Isologic Innovative Radiopharmaceuticals Ltd.	10-Q/A	001-36569	2.1	August 25, 2016
2.2†	Share Purchase Agreement, effective August 11, 2016, by and between Lantheus Medical Imaging, Inc. and Global Medical Solutions, Ltd.	10-Q	001-36569	10.1	November 1, 2016
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	April 27, 2018
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
10.4†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.9	December 23, 2010
10.5†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.10	December 1, 2010
10.6†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-Q	333-169785	10.1	May 13, 2011
10.9†	Amendment No. 1 to the Amended and Restated Supply Agreement (Thallium and Generators), dated as of December 29, 2009 between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	S-4	333-169785	10.26	December 1, 2010
10.10†	Amended and Restated Supply Agreement (Thallium and Generators), dated October 1, 2004, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	S-4	333-169785	10.14	December 23, 2010
10.11†	Distribution Agreement, dated as of October 31, 2001, by and between Bristol-Myers Squibb Pharma Company (now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as Amersham Health.	S-4	333-169785	10.16	December 29, 2010
10.12†	First Amendment to Distribution Agreement, dated as of January 1, 2005, by and between Bristol-Myers Squibb Medical Imaging, Inc. (formerly known as Bristol-Myers Squibb Pharma Company and now known as Lantheus Medical Imaging, Inc.) and Medi-Physics Inc., doing business as G.E. Healthcare.	S-4	333-169785	10.17	December 1, 2010
10.13+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010
10.14+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.15+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010
10.16+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010
10.17+	Lantheus Medical Imaging, Inc. Severance Plan Policy.	S-4	333-169785	10.24	October 6, 2010
10.18†	Second Amendment, effective as of January 1, 2012, to the Distribution Agreement, dated as of October 31, 2001, by and between Lantheus Medical Imaging, Inc., formerly known as Bristol-Myers Squibb Medical Imaging, Inc., and Medi-Physics, Inc., doing business as G.E. Healthcare Inc.	10-Q	333-169785	10.1	May 15, 2012
10.19†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.2	May 15, 2012
10.20†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.1	August 14, 2012
10.22†	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-Q	001-36569	10.53	May 2, 2018
10.23†	Amendment No. 2, effective as of December 27, 2012, to the Amended and Restated Supply Agreement (Thallium and Generators) between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	10-K	333-169785	10.54	March 29, 2013
10.25†	Fission Mo-99 Supply Agreement, effective January 1, 2013, by and between Lantheus Medical Imaging, Inc. and the Institut National des Radioelements.	10-Q	333-169785	10.1	May 10, 2013
10.26+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.27+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.28+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.33+	Employment Agreement, effective August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	10-K	333-169785	10.48	March 11, 2014
10.37+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015
10.38+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.39+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.40+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.41+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015
10.42+	Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-Q	333-169785	10.1	May 5, 2015
10.47	Second Amended and Restated Credit Agreement, dated as of June 30, 2015, among Lantheus Medical Imaging, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and collateral agent, each of the lenders party thereto and Lantheus Holdings, Inc. and Lantheus MI Real Estate, LLC, each as guarantors in respect thereto.	8-K	001-36569	10.5	June 30, 2015
10.49+	Amendment, dated June 25, 2015, to the Amended and Restated Employment Agreement, effective March 16, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	8-K	001-36569	10.7	June 30, 2015
10.50+	Amendment, dated June 25, 2015, to the Employment Agreement, dated August 12, 2013, by and between Lantheus Medical Imaging, Inc. and Cesare Orlandi.	8-K	001-36569	10.8	June 30, 2015
10.52+	Amendment to Employment Agreement, dated August 31, 2015, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-Q	001-36569	10.2	November 4, 2015
10.53†	Term Sheet for Supply Agreement, dated November 19, 2015, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	10-K	001-36569	10.53	March 2, 2016
10.57+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.58†	Second Amendment, effective September 2, 2016, to the Manufacturing and Supply Agreement, dated as of February 1, 2012 and amended on May 3, 2012, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.2	November 1, 2016
10.59+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.60+	Lantheus Holdings, Inc. 2017 Employee Stock Purchase Plan	8-K	001-36569	10.2	April 28, 2017
10.61	Amended and Restated Credit Agreement, dated as of March 30, 2017, by and among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	10-Q	001-36569	10.1	May 2, 2017

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.62†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.	10-Q	001-36569	10.1	August 1, 2017
10.63†	Amended and Restated Supply Agreement, dated as of April 25, 2017, by and between Lantheus Medical Imaging, Inc. and Medi-Physics Inc., doing business as GE Healthcare.	10-Q	001-36569	10.2	August 1, 2017
10.64†	Term Sheet for Supply Agreement, dated as of October 30, 2017, by and between Lantheus Medical Imaging, Inc. and Cardinal Health 414, LLC.	10-K	001-36569	10.64	February 7, 2018
10.65†	Amendment No. 4 to Sales Agreement, dated as of December 29, 2017, by and between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (SOC) Ltd.	10-K	001-36569	10.65	February 7, 2018
10.66	Separation Agreement, effective September 20, 2018, by and between Lantheus Medical Imaging, Inc. and Timothy Healey	10-Q	001-36569	10.1	October 30, 2018
10.67	Separation Agreement, effective September 21, 2018, by and between Lantheus Medical Imaging, Inc. and Jack Crowley	10-Q	001-36569	10.2	October 30, 2018
10.68*+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.
10.69*+	Employment Agreement dated as of November 22, 2013, by and between Lantheus Medical Imaging, Inc. and Michael Duffy.
10.70*+	Form of Severance Agreement (executives with existing employment agreements).
10.71*+	Form of Severance Agreement (executives without existing employment agreements).
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
________________________________

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	February 20, 2019
We, the undersigned directors and officers of Lantheus Holdings, Inc., hereby severally constitute and appoint Mary Anne Heino, Robert J. Marshall, Jr. and Michael P. Duffy, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2019
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2019
Robert J. Marshall, Jr.

/S/ BRIAN MARKISON	Chairman of the Board of Directors	February 20, 2019
Brian Markison

/S/ JAMES C. CLEMMER	Director	February 20, 2019
James C. Clemmer

/S/ SAMUEL R. LENO	Director	February 20, 2019
Samuel R. Leno

/S/ JULIE H. MCHUGH	Director	February 20, 2019
Julie H. McHugh

/S/ GARY J. PRUDEN	Director	February 20, 2019
Gary J. Pruden

/S/ KENNETH J. PUCEL	Director	February 20, 2019
Kenneth J. Pucel

/S/ DR. FREDERICK A. ROBERTSON	Director	February 20, 2019
Dr. Frederick A. Robertson

/S/ DR. DERACE L. SCHAFFER	Director	February 20, 2019
Dr. Derace L. Schaffer

/S/ DR. JAMES H. THRALL	Director	February 20, 2019
Dr. James H. Thrall