Form 10-Q
period 2019-06-30
Lantheus Holdings, Inc.
filed 2019-07-25
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LNTH	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 39,079,418 shares of common stock, $0.01 par value, outstanding as of July 23, 2019.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$56,885	$113,401
Accounts receivable, net	45,527	43,753
Inventory	32,414	33,019
Other current assets	5,035	5,242
Total current assets	139,861	195,415
Property, plant and equipment, net	113,117	107,888
Intangibles, net	8,239	9,133
Goodwill	15,714	15,714
Deferred tax assets, net	79,170	81,449
Other long-term assets	34,149	30,232
Total assets	$390,250	$439,831
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$10,136	$2,750
Accounts payable	17,149	17,955
Accrued expenses and other liabilities	26,072	32,050
Total current liabilities	53,357	52,755
Asset retirement obligations	12,237	11,572
Long-term debt, net and other borrowings	188,706	263,709
Other long-term liabilities	43,703	40,793
Total liabilities	298,003	368,829
Commitments and contingencies (See Note 14)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 39,043 and 38,466 shares issued and outstanding, respectively)	390	385
Additional paid-in capital	244,600	239,865
Accumulated deficit	(151,779)	(168,140)
Accumulated other comprehensive loss	(964)	(1,108)
Total stockholders’ equity	92,247	71,002
Total liabilities and stockholders’ equity	$390,250	$439,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$85,705	$85,573	$172,215	$168,203
Cost of goods sold	41,132	41,727	83,558	82,048
Gross profit	44,573	43,846	88,657	86,155
Operating expenses
Sales and marketing	10,948	12,130	21,345	22,770
General and administrative	13,293	11,575	25,882	24,118
Research and development	5,795	4,215	10,724	8,204
Total operating expenses	30,036	27,920	57,951	55,092
Operating income	14,537	15,926	30,706	31,063
Interest expense	4,543	4,298	9,135	8,348
Loss on extinguishment of debt	3,196	—	3,196	—
Other income	(1,312)	(336)	(2,499)	(1,256)
Income before income taxes	8,110	11,964	20,874	23,971
Income tax expense	1,698	2,219	4,513	6,015
Net income	$6,412	$9,745	$16,361	$17,956
Net income per common share:
Basic	$0.16	$0.25	$0.42	$0.47
Diluted	$0.16	$0.25	$0.41	$0.45
Weighted-average common shares outstanding:
Basic	38,972	38,233	38,789	38,060
Diluted	40,239	39,398	40,064	39,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,412	$9,745	$16,361	$17,956
Other comprehensive income:
Foreign currency translation	88	4	144	4
Total other comprehensive income	88	4	144	4
Comprehensive income	$6,500	$9,749	$16,505	$17,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	37,765	$378	$232,960	$(209,013)	$(1,034)	$23,291
Net income	—	—	—	8,211	—	8,211
Forfeiture of dividend equivalent right	—	—	—	355	—	355
Other comprehensive income	—	—	—	—	—	—
Stock option exercises and employee stock plan purchases	94	1	719	—	—	720
Vesting of restricted stock awards and units	174	2	(2)	—	—	—
Shares withheld to cover taxes	(36)	(1)	(708)	—	—	(709)
Stock-based compensation	—	—	1,796	—	—	1,796
Balance, March 31, 2018	37,997	$380	$234,765	$(200,447)	$(1,034)	$33,664
Net income	—	—	—	9,745	—	9,745
Other comprehensive income	—	—	—	—	4	4
Stock option exercises and employee stock plan purchases	111	1	625	—	—	626
Vesting of restricted stock awards and units	286	3	(3)	—	—	—
Shares withheld to cover taxes	(96)	(1)	(1,721)	—	—	(1,722)
Stock-based compensation	—	—	2,216	—	—	2,216
Balance, June 30, 2018	38,298	$383	$235,882	$(190,702)	$(1,030)	$44,533

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	38,466	$385	$239,865	$(168,140)	$(1,108)	$71,002
Net income	—	—	—	9,949	—	9,949
Other comprehensive income	—	—	—	—	56	56
Stock option exercises and employee stock plan purchases	37	—	606	—	—	606
Vesting of restricted stock awards and units	365	4	(4)	—	—	—
Shares withheld to cover taxes	(50)	(1)	(1,119)	—	—	(1,120)
Stock-based compensation	—	—	2,720	—	—	2,720
Balance, March 31, 2019	38,818	$388	$242,068	$(158,191)	$(1,052)	$83,213
Net income	—	—	—	6,412	—	6,412
Other comprehensive income	—	—	—	—	88	88
Stock option exercises and employee stock plan purchases	9	—	120	—	—	120
Vesting of restricted stock awards and units	253	3	(3)	—	—	—
Shares withheld to cover taxes	(37)	(1)	(943)	—	—	(944)
Stock-based compensation	—	—	3,358	—	—	3,358
Balance, June 30, 2019	39,043	$390	$244,600	$(151,779)	$(964)	$92,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$16,361	$17,956
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	6,577	7,089
Amortization of debt related costs	639	639
Loss on extinguishment of debt	3,196	—
Provision for bad debt	57	166
Provision for excess and obsolete inventory	977	1,959
Stock-based compensation	6,078	4,012
Deferred taxes	2,387	4,539
Long-term income tax receivable	(1,604)	(1,528)
Long-term income tax payable and other long-term liabilities	2,036	1,517
Other	(10)	346
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(1,755)	(4,223)
Inventory	(365)	(6,714)
Other current assets	(118)	(581)
Accounts payable	2,881	(2,900)
Accrued expenses and other liabilities	(5,816)	(2,667)
Net cash provided by operating activities	31,521	19,610
Investing activities
Capital expenditures	(13,984)	(7,761)
Proceeds from sale of assets	—	1,000
Net cash used in investing activities	(13,984)	(6,761)
Financing activities
Proceeds from issuance of long-term debt	199,461	—
Payments on long-term debt and other borrowings	(270,247)	(1,431)
Deferred financing costs	(2,034)	—
Proceeds from stock option exercises	444	1,140
Proceeds from issuance of common stock	282	206
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,064)	(2,432)
Net cash used in financing activities	(74,158)	(2,517)
Effect of foreign exchange rates on cash and cash equivalents	105	(158)
Net (decrease) increase in cash and cash equivalents	(56,516)	10,174
Cash and cash equivalents, beginning of period	113,401	76,290
Cash and cash equivalents, end of period	$56,885	$86,464
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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or any future period.
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
This ASU will require financial instruments measured at amortized cost and accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019.

		January 1, 2020	The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.
Accounting Standards Adopted During the Six Months Ended June 30, 2019
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

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source and reportable segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines by Segment (in thousands)	2019	2018	2019	2018
U.S.
Product revenue, net(1)	$75,190	$74,086	$150,624	$145,574
License and royalty revenues	—	—	—	—
Total U.S. revenues	75,190	74,086	150,624	145,574
International
Product revenue, net(1)	9,987	10,918	20,536	21,498
License and royalty revenues	528	569	1,055	1,131
Total International revenues	$10,515	$11,487	$21,591	$22,629
Total revenues	$85,705	$85,573	$172,215	$168,203
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$16,813	$16,813	$—	$—
Total	$16,813	$16,813	$—	$—

	December 31, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$61,391	$61,391	$—	$—
Total	$61,391	$61,391	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income tax expense	$1,698	$2,219	$4,513	$6,015
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
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$11,647	$11,100
Work in process	9,513	4,261
Finished goods	11,254	17,658
Total inventory	$32,414	$33,019

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Land	$13,450	$13,450
Buildings	65,042	64,444
Machinery, equipment and fixtures	70,615	69,298
Computer software	20,294	19,266
Construction in progress	31,393	24,169
	200,794	190,627
Less: accumulated depreciation and amortization	(87,677)	(82,739)
Total property, plant and equipment, net	$113,117	$107,888
Depreciation and amortization expense related to property, plant and equipment, net, was $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $5.0 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively.
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
The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of June 30, 2019, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million, and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2019	$11,572
Revisions in estimated cash flows	20
Accretion expense	645
Balance at June 30, 2019	$12,237
9. Long-Term Debt, Net, and Other Borrowings
In June 2019, the Company refinanced its previous $275 million five-year term loan agreement (the “2017 Term Facility”) with a new five-year $200 million term loan facility (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”). In addition, the Company replaced its previous $75 million five-year revolving credit facility (the “2017 Revolving Facility”) with a new $200 million five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”). The terms of the 2019 Facility are set forth in the Credit Agreement, dated as of June 27, 2019 (the “2019 Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent. The Company has the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100 million, plus additional amounts, in certain circumstances.
The net proceeds of the 2019 Term Facility, together with approximately $73 million of cash on hand, were used to refinance in full the aggregate remaining principal amount of the loans outstanding under the 2017 Term Facility and pay related interest, transaction fees and expenses. No amounts were outstanding under the 2017 Revolving Facility at that time. The Company accounted for the refinancing of the 2017 Term Facility as a debt extinguishment and the 2017 Revolving Facility as a debt modification by evaluating the refinancing on a creditor by creditor basis. The Company recorded a loss on extinguishment of debt of $3.2 million related to the write-off of unamortized debt issuance costs and debt discounts. In addition, the Company incurred and capitalized $2.8 million of new debt issuance costs and debt discounts related to the refinancing.
2019 Term Facility
The Term Loans under the 2019 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread ranging from 1.25% to 2.25% as determined by the Company’s total net leverage ratio (as defined in the 2019 Credit Agreement) or (ii) the Base Rate (as defined in the 2019 Credit Agreement) plus a spread ranging from 0.25% to 1.25% as determined by the Company’s total net leverage ratio. At June 30, 2019, the Company’s interest rate under the 2019 Term Facility was 4.2%.
The Company is permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires the Company to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The Term loan matures in June 2024.
As of June 30, 2019, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2019	$5,000
2020	10,000
2021	10,000
2022	11,250
2023	15,000
2024	148,750
Total principal outstanding	200,000
Unamortized debt discount	(539)
Unamortized debt issuance costs	(859)
Finance lease liabilities	240
Total	198,842
Less: current portion	(10,136)
Total long-term debt, net and other borrowings	$188,706
2019 Revolving Facility
Under the terms of the 2019 Revolving Facility, the lenders thereunder agreed to extend credit to the Company from time to time until June 27, 2024 consisting of revolving loans (the “Revolving Loans” and, together with the Term Loans, the “Loans”) in an aggregate principal amount not to exceed $200 million (the “Revolving Commitment”) at any time outstanding. The 2019 Revolving Facility includes a $20 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2019 Revolving Facility includes a $10 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2019 Revolving Facility are expected to be used for working capital and other general corporate purposes.
The Revolving Loans under the 2019 Revolving Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread ranging from 1.25% to 2.25% as determined by the Company’s total net leverage ratio or (ii) the Base Rate plus a spread ranging from 0.25% to 1.25% as determined by the Company’s total net leverage ratio. The 2019 Revolving Facility also includes a commitment fee, which ranges from 0.15% to 0.30% as determined by the Company’s total net leverage ratio.
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2019, there were no outstanding borrowings under the 2019 Revolving Facility.
2019 Facility Covenants
The 2019 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The 2019 Facility requires the Company to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio, commencing with the fiscal quarter ending

September 30, 2019, must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant is displayed in the table below:

2019 Facility Financial Covenant
Period	Total Net Leverage Ratio
Q3 2019 to Q2 2020	4.00 to 1.00
Q3 2020 to Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00
The Company may elect to increase the maximum total net leverage ratio by 0.50 to 1.00 (subject to a maximum of 4.25 to 1.00) up to two separate times during the term of the 2019 Facility in connection with any Material Acquisition (as defined in the Credit Agreement).
The 2019 Facility contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.
Upon an event of default, the administrative agent under the Credit Agreement will have the right to declare the Loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced.
The 2019 Facility is guaranteed by Holdings and Lantheus MI Real Estate, LLC, and obligations under the 2019 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings and Lantheus MI Real Estate, LLC (subject to customary exclusions set forth in the transaction documents) owned as of June 27, 2019 or thereafter acquired.
10. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of goods sold	$531	$261	$971	$490
Sales and marketing	508	397	959	699
General and administrative	1,881	1,221	3,455	2,201
Research and development	438	337	693	622
Total stock-based compensation expense	$3,358	$2,216	$6,078	$4,012
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	June 30, 2019
Assets
Operating	Other long-term assets	$1,021
Finance	Property, plant and equipment, net	237
Total leased assets		$1,258
Liabilities
Current
Operating	Accrued expenses and other liabilities	$185
Finance	Current portion of long-term debt and other borrowings	136
Noncurrent
Operating	Other long-term liabilities	910
Finance	Long-term debt, net and other borrowings	104
Total leased liabilities		$1,335
The components of lease expense were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$56	$112
Finance lease expense
Amortization of ROU assets	30	59
Interest on lease liabilities	1	3
Short-term lease expense	22	45
Total lease expense	$109	$219

Other information related to leases were as follows:

June 30, 2019
Weighted average remaining lease term (Years):
Operating leases	5.3
Finance leases	2.2
Weighted average discount rate:
Operating leases	5.1%
Finance leases	6.2%

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	114
Operating cash flows from finance leases	3
Financing cash flows from finance leases	60
ROU assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	160
Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$116	$91
2020	238	79
2021	238	58
2022	238	29
2023	238	—
Thereafter	178	—
Total future minimum lease payments	1,246	257
Less: interest	151	17
Total	$1,095	$240

12. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$6,412	$9,745	$16,361	$17,956

Basic weighted-average common shares outstanding	38,972	38,233	38,789	38,060
Effect of dilutive stock options	98	37	80	90
Effect of dilutive restricted stock	1,169	1,128	1,195	1,318
Diluted weighted-average common shares outstanding	40,239	39,398	40,064	39,468

Basic income per common share	$0.16	$0.25	$0.42	$0.47
Diluted income per common share	$0.16	$0.25	$0.41	$0.45

Antidilutive securities excluded from diluted net income per common share	31	327	55	300
13. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Foreign currency gains (losses)	$47	$(359)	$89	$(287)
Tax indemnification income	802	687	1,604	1,528
Interest income	276	8	559	15
Other	187	—	247	—
Total other income	$1,312	$336	$2,499	$1,256
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
As of June 30, 2019, except as disclosed above the Company had no material ongoing litigation in which the Company was a party. In addition, the Company had no material ongoing regulatory or other proceedings and no knowledge of any investigations by government or regulatory authorities in which the Company is a target, in either case, that the Company believes could have a material and adverse effect on its current business.

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
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues from external customers
U.S.	$75,190	$74,086	$150,624	$145,574
International	10,515	11,487	21,591	22,629
Total revenues from external customers	$85,705	$85,573	$172,215	$168,203
Operating income
U.S.	$12,689	$14,292	$27,273	$28,448
International	1,848	1,634	3,433	2,615
Total operating income	14,537	15,926	30,706	31,063
Interest expense	4,543	4,298	9,135	8,348
Loss on extinguishment of debt	3,196	—	3,196	—
Other income	(1,312)	(336)	(2,499)	(1,256)
Income before income taxes	$8,110	$11,964	$20,874	$23,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition as a result of patent and regulatory exclusivity expirations; (ii)  the global Molybdenum-99 (“Moly”) supply; (iii) our products manufactured at Jubilant HollisterStier (“JHS”); (iv) our efforts in new product development; and (v) the potential acquisition or in-licensing of additional products, businesses or technologies to drive our future growth. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”), and potential generic competition as a result of patent and regulatory exclusivity expirations;

•
The instability of the global Moly supply, including (i) periodic outages at the NTP Radioisotopes (“NTP”) processing facility in South Africa in 2017, 2018 and 2019 and (ii) a recent outage at ANSTO’s new Moly processing facility in Australia, in each case resulting in our inability to fill some or all of the demand for our TechneLite generators on certain manufacturing days during the outage periods;

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

•
Our dependence on key customers for our medical imaging products, and our ability to maintain and profitably renew our contracts with those key customers, including Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), GE Healthcare and Jubilant Radiopharma formerly known as Triad Isotopes, Inc. (“Jubilant Radiopharma”);

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

•
Risks associated with our development agent, LMI 1195, for patient populations that would benefit from molecular imaging of the norepinephrine pathway, including: (i) finalizing a Special Protocol Assessment (“SPA”) with the FDA in connection with our Phase 3 clinical program to demonstrate improved risk stratification of ischemic heart failure patients eligible for cardioverter defibrillator implantation, and (ii) designing two Phase 3 clinical trials for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•
Uncertainties regarding the impact of U.S. and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency and generic drug competition;

•	Our being subject to extensive government regulation and oversight, our potential inability to comply with those regulations and the costs of compliance;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental, health and safety liability;

•	Our ability to introduce new products and adapt to an evolving technology and medical practice landscape;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•	Risks associated with our international operations;

•	Our ability to adequately qualify, operate, maintain and protect our facilities, equipment and technology infrastructure;

•	Our ability to hire or retain skilled employees and key personnel;

•	Our ability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with becoming a large accelerated filer as of December 31, 2019;

•	Risks related to the ownership of our common stock; and

•
Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, and Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, UPPI, GE Healthcare and Jubilant Radiopharma. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico where we sell our own products as well as products of third parties to end-users.
We also maintain our own direct sales force in Canada for certain of our products in Canada. In Europe, Australia, Asia-Pacific and Latin America, we generally rely on third-party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.

The following table sets forth our revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	% of Revenues	2018	% of Revenues	2019	% of Revenues	2018	% of Revenues
DEFINITY	$54,629	63.7%	$46,098	53.9%	$105,740	61.4%	$90,753	54.0%
TechneLite	20,106	23.5%	23,478	27.4%	44,251	25.7%	44,873	26.7%
Other nuclear	15,246	17.8%	19,381	22.7%	30,366	17.6%	38,867	23.1%
Rebates and allowances	(4,276)	(5.0)%	(3,384)	(4.0)%	(8,142)	(4.7)%	(6,290)	(3.7)%
Total revenues	$85,705	100.0%	$85,573	100.0%	$172,215	100.0%	$168,203	100.0%
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
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037 and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patents to try to obtain similar method of use patent protection as granted in the U.S.

Hatch-Waxman Act - Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give a notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving that Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in August 2019 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least February 2022. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
LVEF Indication - We are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. The truth standard in these studies is cardiac magnetic resonance imaging. The studies are being conducted at 20 U.S. sites and will eventually enroll a total of approximately 300 subjects. We believe DEFINITY could improve the accuracy of LVEF calculations, giving clinicians greater confidence in patient management decisions. An LVEF indication could substantially increase the addressable market for contrast-enhanced echocardiography. We believe that DEFINITY, as the market leader, would benefit from the expanded addressable market.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We were recently granted a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in 2020, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the next paragraph).

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
Global Moly Supply
We currently have Moly supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2019, and renewable by us on a year-to-year basis thereafter, and with ANSTO and NTP, running through December 31, 2020. We also have a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension.
Although we have a globally diverse Moly supply, including LEU-based Moly, with IRE in Belgium, ANSTO in Australia and NTP in South Africa, we still face challenges in our Moly supply chain. The NTP processing facility has had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced facility issues in its existing Moly processing facility which resulted in a decrease in Moly available to us.  In addition, as ANSTO transitioned from its existing Moly processing facility to its new Moly processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Moly available to us.  Further, starting in late June 2019, ANSTO’s new Moly processing facility had an unscheduled production outage, and we are now relying on IRE and NTP to limit the impact of that ANSTO outage.  Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days.
ANSTO’s new Moly processing facility, could eventually increase ANSTO’s Moly production capacity from approximately 2,000 curies per week to 3,500 curies per week with additional committed financial and operational resources. We recently received approval from both the FDA and Health Canada for our use of Moly supplied from ANSTO’s new Moly processing facility in manufacturing our TechneLite generators. At full ramp-up capacity, ANSTO’s new facility could provide incremental supply to our globally diversified Moly supply chain and therefore mitigate some risk among our Moly suppliers, although we can give no assurances to that effect. In addition, we also have a strategic arrangement with SHINE Medical Technologies, Inc. (“SHINE”), a Wisconsin-based company, for the future supply of Moly. Under the terms of that agreement, SHINE will provide us Moly once SHINE’s facility becomes operational and receives all necessary approvals, which SHINE now estimates will occur in 2022.

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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for a modified formulation of DEFINITY with SBL, which is located in South Korea. We currently believe that if approved by the FDA, the modified formulation could be commercially available in 2020, although that timing cannot be assured. We are also building in-house specialized manufacturing capabilities at our North Billerica, Massachusetts facility, as part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility. See Part I, Item 1A. “Risk Factors—Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. As part of our microbubble franchise strategy, for our proposed LVEF indication for DEFINITY, we are currently conducting two well-controlled Phase 3 studies designed to demonstrate improved accuracy of LVEF measurements with DEFINITY-enhanced echocardiography versus unenhanced echocardiography. For LMI 1195, our PET-based molecular imaging agent for the norepinephrine pathway, we are currently working with the FDA to finalize an SPA in connection with our Phase 3 clinical program to demonstrate improved risk stratification of ischemic heart failure patients eligible for cardioverter defibrillator implantation. We are also currently designing two Phase 3 clinical trials for the use of LMI 1195 for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively. The FDA has already granted an Orphan Drug designation for the use of LMI 1195 in the management indication. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow.
New Initiatives
We continue to evaluate a number of different opportunities to acquire or in-license additional products, businesses and technologies to drive our future growth. We are particularly interested in expanding our presence in oncology. We recently entered into a strategic collaboration and license agreement with NanoMab Technology Limited, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available imaging biomarker research tool to pharmaceutical companies and academic centers conducting research and development on PD-L1 immuno-oncology treatments, including combination therapies. We can give no assurance as to when or if this collaboration will be successful or accretive to earnings.

See Part I, Item 1A. “Risk Factors-Our business depends on our ability to successfully introduce new products and adapt to a changing technology and medical practice landscape” and “-Our future growth may depend on our ability to identify and acquire or in-license additional products, businesses or technologies, and if we do not successfully do so, or otherwise fail to integrate any new products, lines of business or technologies into our operations, we may have limited growth opportunities and it could result in significant impairment charges or other adverse financial consequences” of our Annual Report on Form 10-K for the year ended December 31, 2018. See also Part II, Item 1A. “Risk Factors - The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain” or our Quarterly Report on form 10-Q for the quarter ended March 31, 2019.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$85,705	$85,573	$172,215	$168,203
Cost of goods sold	41,132	41,727	83,558	82,048
Gross profit	44,573	43,846	88,657	86,155
Operating expenses
Sales and marketing	10,948	12,130	21,345	22,770
General and administrative	13,293	11,575	25,882	24,118
Research and development	5,795	4,215	10,724	8,204
Total operating expenses	30,036	27,920	57,951	55,092
Operating income	14,537	15,926	30,706	31,063
Interest expense	4,543	4,298	9,135	8,348
Loss on extinguishment of debt	3,196	—	3,196	—
Other income	(1,312)	(336)	(2,499)	(1,256)
Income before income taxes	8,110	11,964	20,874	23,971
Income tax expense	1,698	2,219	4,513	6,015
Net income	$6,412	$9,745	$16,361	$17,956
Comparison of the Periods Ended June 30, 2019 and 2018
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
U.S.
DEFINITY	$53,466	$45,103	$8,363	18.5%	$103,182	$88,609	$14,573	16.4%
TechneLite	16,865	19,343	(2,478)	(12.8)%	36,923	37,406	(483)	(1.3)%
Other nuclear	9,127	13,031	(3,904)	(30.0)%	18,651	25,848	(7,197)	(27.8)%
Rebates and allowances	(4,268)	(3,391)	(877)	25.9%	(8,132)	(6,289)	(1,843)	29.3%
Total U.S. revenues	75,190	74,086	1,104	1.5%	150,624	145,574	5,050	3.5%
International
DEFINITY	1,163	995	168	16.9%	2,558	2,144	414	19.3%
TechneLite	3,241	4,135	(894)	(21.6)%	7,328	7,467	(139)	(1.9)%
Other nuclear	6,119	6,350	(231)	(3.6)%	11,715	13,019	(1,304)	(10.0)%
Rebates and allowances	(8)	7	(15)	(214.3)%	(10)	(1)	(9)	900.0%
Total International revenues	10,515	11,487	(972)	(8.5)%	21,591	22,629	(1,038)	(4.6)%
Total revenues	$85,705	$85,573	$132	0.2%	$172,215	$168,203	$4,012	2.4%

The increase in the U.S. segment revenues for the three months ended June 30, 2019, as compared to the prior year period is primarily due to an $8.4 million increase in DEFINITY revenue as a result of higher unit volumes. This increase was offset, in part, by a $2.5 million decrease in TechneLite revenue driven by lower volume as a result of a temporary supplier disruption, lower Xenon and other nuclear product volume and an increase in rebate and allowance provisions.
The increase in the U.S. segment revenues for the six months ended June 30, 2019, as compared to the prior year period is primarily due to a $14.6 million increase in DEFINITY revenue as a result of higher unit volumes. This increase was offset, in part, by decreases primarily associated with lower Xenon and other nuclear product volume and an increase in rebate and allowance provisions.
The decrease in the International segment revenues for the three months ended June 30, 2019, as compared to the prior year period is primarily due to a decrease of $0.9 million in TechneLite revenue, largely related to incremental demand in the prior year period and temporary supplier disruptions in the current period, and a negative exchange rate impact of approximately $0.2 million.
The decrease in the International segment revenues for the six months ended June 30, 2019, as compared to the prior year period is primarily due to lower volumes of other nuclear products and a negative exchange rate impact of approximately $0.4 million, offset in part, by higher DEFINITY revenue driven by increased volume.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s buying patterns and the resulting applicable contractual rebate or commission rate(s) to be earned over a contractual period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2019	$4,654
Provision related to current period revenues	8,042
Adjustments relating to prior period revenues	100
Payments or credits made during the period	(7,385)
Balance, June 30, 2019	$5,411

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
U.S.	$42,033	$41,097	$936	2.3%	$83,584	$80,970	$2,614	3.2%
International	2,540	2,749	(209)	(7.6)%	5,073	5,185	(112)	(2.2)%
Total gross profit	$44,573	$43,846	$727	1.7%	$88,657	$86,155	$2,502	2.9%
The increase in the U.S. segment gross profit for the three and six months ended June 30, 2019, as compared to the prior year period is primarily due to higher DEFINITY volume. This was offset by lower Xenon and other nuclear product unit volumes, as well as an increase in rebate and allowance provisions.
The decrease in the International segment gross profit for the three and six months ended June 30, 2019, as compared to the prior year period is primarily due to lower volumes of other nuclear products and a negative exchange rate impact, offset in part, by higher DEFINITY gross profit driven by increased volume.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
U.S.	$10,369	$11,494	$(1,125)	(9.8)%	$20,338	$21,481	$(1,143)	(5.3)%
International	579	636	(57)	(9.0)%	1,007	1,289	(282)	(21.9)%
Total sales and marketing	$10,948	$12,130	$(1,182)	(9.7)%	$21,345	$22,770	$(1,425)	(6.3)%
The decrease in the U.S. segment sales and marketing expenses for the three and six months ended June 30, 2019, as compared to the prior year period is primarily due to lower employee-related costs and market research activities.
The decrease in the International segment sales and marketing expenses for the three and six months ended June 30, 2019, as compared to the prior year period is primarily due to lower employee-related costs.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
U.S.	$13,323	$11,449	$1,874	16.4%	$25,671	$23,836	$1,835	7.7%
International	(30)	126	(156)	(123.8)%	211	282	(71)	(25.2)%
Total general and administrative	$13,293	$11,575	$1,718	14.8%	$25,882	$24,118	$1,764	7.3%
The U.S. segment general and administrative expenses for the three months ended June 30, 2019 increased as compared to the prior year period primarily associated with employee-related costs and recruiting expenses which was offset, in part, by lower campus consolidation costs as a result of prior year efficiency projects.
The U.S. segment general and administrative expenses for the six months ended June 30, 2019 increased as compared to the prior year period. There was an increase associated with employee-related costs and recruiting expenses which was offset, in part, by lower campus consolidation and information technology costs as a result of prior year efficiency projects.
The International segment general and administrative expenses decreased for the three months ended June 30, 2019, as compared to the prior year period driven by an insurance benefit received in the current period.
The International segment general and administrative expenses were flat for the six months ended June 30, 2019, as compared to the prior year period.

Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
U.S.	$5,652	$3,862	$1,790	46.3%	$10,302	$7,205	$3,097	43.0%
International	143	353	(210)	(59.5)%	422	999	(577)	(57.8)%
Total research and development	$5,795	$4,215	$1,580	37.5%	$10,724	$8,204	$2,520	(30.7)%
The increase in the U.S. segment research and development expenses for the three months ended June 30, 2019, as compared to the prior year period is primarily due to clinical research expenses related to DEFINITY studies and a one-time payment relating to a collaboration and license agreement entered into in Q2 2019 with NanoMab Technology Limited.
The increase in the U.S. segment research and development expenses for the six months ended June 30, 2019, as compared to the prior year period is primarily due to clinical research expenses related to DEFINITY studies, a one-time payment relating to a collaboration and license agreement entered into in Q2 2019 and higher employee-related costs.
The decrease in the International segment research and development expenses for the three and six months ended June 30, 2019, as compared to the prior year period is driven by a European Phase 4 study for one of our products in the prior year.
Interest Expense
Interest expense increased by approximately $0.8 million for the six months ended June 30, 2019, respectively, as compared to the prior year periods due to higher interest rates on our long-term debt.
Income Tax Expense
Income tax expense is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Income tax expense	$1,698	$2,219	$(521)	(23.5)%	$4,513	$6,015	$(1,502)	(25.0)%
The income tax expense for the three and six months ended June 30, 2019 and 2018 was primarily due to the income generated in the period and the accrual of interest associated with uncertain tax positions offset by tax benefits arising from stock compensation deductions.
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
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2019	2018
Effective tax rate	21.6%	25.1%
Our effective tax rate in fiscal 2019 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes and the accrual of interest on uncertain tax positions offset by tax benefits arising from stock compensation deductions.

The decrease in effective income tax rate for the six months ended June 30, 2019 as compared to the prior year period is primarily due to increased tax benefits arising from stock compensation deductions.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$31,521	$19,610
Net cash used in investing activities	$(13,984)	$(6,761)
Net cash used in financing activities	$(74,158)	$(2,517)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities of $31.5 million in the six months ended June 30, 2019 was driven primarily by net income of $16.4 million plus $6.6 million of depreciation, amortization and accretion expense, debt extinguishment expense of $3.2 million, stock-based compensation expense of $6.1 million and changes in deferred taxes of $2.4 million. These net sources of cash were offset by a net decrease of $5.2 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the payment of prior year annual bonuses.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 reflected $14.0 million in capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2018 reflected $7.8 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2019 is primarily attributable to the net cash outflow of approximately $73 million in connection with the refinancing of our previous 2017 Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.1 million. Starting in 2019, we require certain senior executives to cover tax liabilities resulting from the vesting of their equity awards pursuant to sell-to-cover transactions under 10b5-1 plans.
Net cash used in financing activities during the six months ended June 30, 2018 reflected payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.4 million, payments on long-term debt of $1.4 million, offset by proceeds of $1.1 million from the exercise of stock options.
External Sources of Liquidity
In June 2019, we refinanced our 2017 $275 million five-year term loan facility with a new five-year $200 million term loan facility (the “2019 Term Facility” and the loans thereunder, the “Term Loans”). In addition, we replaced our $75 million revolving facility with a new $200 million five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”). The terms of the 2019 Facility are set forth in the Credit Agreement, dated as of June 27, 2019, by and among us, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent. We have the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100 million, plus additional amounts, in certain circumstances.
We are permitted to voluntarily prepay the Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires us to make mandatory prepayments of the outstanding Term Loans in certain circumstances. The 2019 Term Facility amortizes at 5.00% per year through September 30, 2022 and 7.5% thereafter, until its June 27, 2024 maturity date.

Under the terms of the 2019 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until June 27, 2024 consisting of revolving loans in an aggregate principal amount not to exceed $200 million at any time outstanding. The 2019 Revolving Facility includes a $20 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2019 Revolving Facility includes a $10 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2019 Revolving Facility are expected to be used for working capital and other general corporate purposes.
Please refer to Note 9, Long-term debt, net and other borrowings, for further details on the 2019 Facility.
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
Until we successfully become dual sourced for our principal products, we are vulnerable to future supply shortages. Disruption in our financial performance could also occur if we experience significant adverse changes in product or customer mix, broad economic downturns, adverse industry or company conditions or catastrophic external events, including natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.
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

At June 30, 2019, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $56.9 million of cash and cash equivalents at June 30, 2019. Our 2019 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility may affect our ability to comply with the covenants in the 2019 Facility, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our 2019 Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2019. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, except as set forth below, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.
Foreign Currency Risk
We entered into a foreign currency forward contract primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2019, except as disclosed above we had no material ongoing litigation in which we were a party. In addition, we had no material ongoing regulatory or other proceeding and no knowledge of any investigations by governmental or regulatory authorities in which we are a target, in either case that we believe could have a material and adverse effect on our current business.
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
The NTP processing facility has had periodic outages in 2017, 2018 and 2019.  When NTP was not producing, we relied on Moly supply from both IRE and ANSTO to limit the impact of the NTP outages.  As ANSTO transitioned from its existing Moly processing facility to its new Moly processing facility in the second quarter of 2019, ANSTO Moly production volumes decreased.  In the second quarter of 2019, ANSTO experienced facility issues in its existing Moly processing facility which resulted in a decrease in Moly available to us.  In addition, as ANSTO transitioned from its existing Moly processing facility to its new Moly processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Moly available to us.  Further, starting in late June 2019, ANSTO’s new Moly processing facility had an unscheduled production outage, and we are now relying on IRE and NTP to limit the impact of that ANSTO outage. Because of these supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days, consequently decreasing revenue and cash flow from this product line during the outage periods as compared to prior periods.
ANSTO’s new Moly processing facility, could eventually increase ANSTO’s production capacity from approximately 2,000 curies per week to 3,500 curies per week with additional committed financial and operational resources. We recently received approval from both the FDA and Health Canada for our use of Moly supplied from ANSTO’s new Moly processing facility in manufacturing our TechneLite generators. At full ramp-up capacity, ANSTO’s new facility could provide incremental supply to our globally diversified Moly supply chain and therefore mitigate some risk among our Moly suppliers, although we can give no assurances to that effect and a prolonged disruption of service from one of our three Moly processing sites or one of their main Moly-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.

We are also pursuing additional sources of Moly from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Moly. Under the terms of the supply agreement, SHINE will provide Moly produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Moly will result in commercial quantities of Moly for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Moly to meet our needs.
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
The following table presents information with respect to purchases of common stock we made during the quarter ended June 30, 2019. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 and April 24, 2019 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2019**	31,516	$25.16	*	*
May 2019**	5,312	$25.00	*	*
June 2019**	472	$26.45	*	*
Total	37,300		*
________________________________

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

**	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*+	Retirement Agreement, effective April 18, 2019, between Lantheus Medical Imaging, Inc. and Cesare Orlandi, M.D.
10.2+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-3656919772146	10.1	April 26, 2019
10.3*
Credit Agreement dated as of June 27, 2019 by and among Wells Fargo Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	July 25, 2019

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 25, 2019