Form 10-K
period 2019-12-31
Lantheus Holdings, Inc.
filed 2020-02-25
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36569
_______________________________________________________________

LANTHEUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	35-2318913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 Treble Cove Road, North Billerica, MA	01862
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (978) 671-8001
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	LNTH	NASDAQ Global Market
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2019 was approximately $1,090.9 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 28, 2019 of $28.30 per share.
As of February 19, 2020 the registrant had 39,252,651 shares of common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 23, 2020, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2019.

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
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our commercial products, particularly DEFINITY in the face of segment competition and potential generic competition as a result of patent and regulatory exclusivity expirations; (ii) the global Molybdenum-99 (“Mo-99”) supply; (iii) our products manufactured at Jubilant HollisterStier (“JHS”); (iv) our efforts in new product development; and (v) our proposed acquisition (the “Progenics Transaction”) of Progenics Pharmaceuticals, Inc. (“Progenics”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”), and potential generic competition as a result of patent and regulatory exclusivity expirations;

•
The instability of the global Mo-99 supply, including (i) periodic outages at the NTP Radioisotopes (“NTP”) processing facility in South Africa in 2017, 2018 and 2019 and (ii) a current on-going outage at the Australian Nuclear Science and Technology Organisation’s (“ANSTO”) new Mo-99 processing facility in Australia, in each case resulting in our inability to fill some or all of the demand for our TechneLite generators on certain manufacturing days during the outage periods;

•	Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, raw materials and components, including DEFINITY at JHS;

•	The extensive costs, time and uncertainty associated with new product development, including further product development relying on external development partners or developing internally;

•	Our ability to identify and acquire or in-license additional products, businesses or technologies to drive our future growth;

•	Our ability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

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

•
Our dependence on key customers for our medical imaging products, and our ability to maintain and profitably renew our contracts with those key customers, including GE Healthcare, Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), Jubilant Radiopharma formerly known as Triad Isotopes, Inc. (“Jubilant Radiopharma”) and PharmaLogic Holdings Corp (“PharmaLogic”);

•	Risks associated with our lead agent in development, flurpiridaz F 18, which in 2017 we out-licensed to GE Healthcare, including:

•	The ability to successfully complete the Phase 3 development program;

•	The ability to obtain Food and Drug Administration (“FDA”) approval; and

•	The ability to gain post-approval market acceptance and adequate reimbursement;

•
Risks associated with our development agent, LMI 1195, for patient populations that would benefit from molecular imaging of the norepinephrine pathway, including designing and timely completing two Phase 3 clinical trials for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively;

•	Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;

•	The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;

•	The existence and market success of competitor products;

•
Uncertainties regarding the impact of U.S. and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency and generic drug competition;

•	Our being subject to extensive government regulation and oversight, our ability to comply with those regulations and the costs of compliance;

•	Potential liability associated with our marketing and sales practices;

•	The occurrence of any serious or unanticipated side effects with our products;

•	Our exposure to potential product liability claims and environmental, health and safety liability;

•	Our ability to introduce new products and adapt to an evolving technology and medical practice landscape;

•	Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•
Risks associated with our international operations, including potential global disruptions in air transport due to COVID-19 (coronavirus), which could adversely affect our international supply chains for radioisotopes and other critical materials as well as international distribution channels for our commercial products;

•	Our ability to adequately qualify, operate, maintain and protect our facilities, equipment and technology infrastructure;

•	Our ability to hire or retain skilled employees and key personnel;

•	Our ability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;

•	Risks related to our outstanding indebtedness and our ability to satisfy those obligations;

•	Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with becoming a large accelerated filer as of December 31, 2019;

•	Risks related to the ownership of our common stock;

•	Risks related to the Progenics Transaction, including:

•	We or Progenics may be unable to obtain stockholder approval as required;

▪	Conditions to the closing of the Progenics Transaction may not be satisfied;

▪	The Progenics Transaction may involve unexpected costs, liabilities or delays;

▪
The ability of our or Progenics’ business to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we or Progenics do business, or on our or Progenics’ operating results and business generally;

▪	Our or Progenics’ respective businesses may suffer as a result of uncertainty surrounding the Progenics Transaction and disruption of management’s attention due to the Progenics Transaction;

▪	The occurrence of any event, change or other circumstances that could give rise to the termination of our agreement with Progenics;

▪	Unanticipated risks to our integration plan including in connection with timing, talent, and the potential need for additional resources;

▪	New or previously unidentified manufacturing, regulatory, or research and development issues in the Progenics business;

▪	Risks that the anticipated benefits of the Progenics Transaction or other commercial opportunities may otherwise not be fully realized or may take longer to realize than expected;

▪	Risks that contractual contingent value rights (“CVRs”) we will issue as part of the Progenics Transaction may result in substantial future payments and could divert the attention of our management;

▪	Risks that in connection with the Progenics Transaction, the exercise of appraisal rights by dissenting stockholders could increase the aggregate amount we have to pay for Progenics;

•	We or Progenics may be adversely affected by other economic, business, and/or competitive factors;

▪	The impact of legislative, regulatory, competitive and technological changes;

▪	Other risks to the consummation of the Progenics Transaction, including the risk that the Progenics Transaction will not be consummated within the expected time period or at all; and

•	Other factors that are described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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
Trademarks
We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, TechneLite®, Cardiolite®, Neurolite®, Vialmix®, Quadramet®, Luminity® and Lantheus Medical Imaging® referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K, such as Lumason®, OptisonTM, SonoVue®, Progenics®, Cerevast®, CarThera® and SonoCloud® are, to our knowledge, owned by that other company.

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
We sell our products globally and currently operate our business in two reportable segments, which are further described below:

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

Our Product Portfolio
Our current portfolio of ten commercial products is diversified across a range of imaging modalities. Our current products include an ultrasound contrast agent and medical radiopharmaceuticals (including Technetium generators).

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
Progenics Transaction
On October 1, 2019, we entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) to acquire Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX) in an all-stock transaction. Progenics is an oncology company developing innovative medicines and artificial intelligence to find, fight and follow cancer. Under the terms of the Initial Merger Agreement, we agreed to acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio. Progenics stockholders would have received 0.2502 shares of our common stock for each share of Progenics common stock, representing an approximately 35% aggregate ownership stake in the combined company. The transaction contemplated by the Initial Merger Agreement was unanimously approved by the Boards of Directors of both companies and was subject to the terms and conditions set forth in the Initial Merger Agreement, including, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.
On February 20, 2020, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Progenics, which amends and restates the Initial Merger Agreement. Under the terms of the Amended Merger Agreement, we will acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio whereby Progenics stockholders will receive, for each share of Progenics stock held at the time of the closing of the merger, 0.31 of a share of our common stock, increased from 0.2502 under the Initial Merger Agreement, together with a non-tradeable CVR tied to the financial performance of PyLTM (18F-DCFPyL), Progenics’ prostate-specific membrane antigen targeted imaging agent designed to visualize prostate cancer currently in late stage clinical development (“PyL”). Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100 million and $150 million, respectively. In no event will our aggregate payments under the CVRs exceed 19.9% of the total consideration we pay in the transaction. As a result of the increase in the exchange ratio, following the completion of the merger, former Progenics stockholders’ aggregate ownership stake will increase to approximately 40% of the combined company from approximately 35% under the Initial Merger Agreement. Progenics’ stockholders will also now be entitled to appraisal rights as provided under Delaware law. The transaction contemplated by the Amended Merger Agreement was unanimously approved by the Boards of Directors of both companies and requires, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.
In addition, pursuant to the Amended Merger Agreement, the holder of each in-the-money option to purchase shares of Progenics common stock under any equity based compensation plan of Progenics (“Progenics Stock Option”) will be entitled to receive in exchange for each such in-the-money option (i) an option to purchase Lantheus Common Stock (each, a “Lantheus Stock Option”) converted based on the 0.31 exchange ratio, and (ii) a vested or unvested CVR depending on whether the underlying option is vested. Holders of out-of-the-money Progenics Stock Options will receive Lantheus Stock Options converted on an exchange ratio adjusted based on actual trading prices of common stock of Progenics and Lantheus Holdings prior to the effective time of the merger.
The Amended Merger Agreement also provides that on closing our board of directors will appoint Dr. Gerard Ber and Mr. Heinz Mausli, who are currently members of the board of directors of Progenics, to serve on our board of directors. In addition, our board of directors, subject to complying with applicable fiduciary duties, will use commercially reasonable efforts to cause Dr. Ber and Mr. Mausli to be nominated for reelection following the closing through 2023. Our board of directors will be reduced in size from ten to nine members at our annual meeting of stockholders on April 23, 2020 (or sooner if the transaction closes before then) and will be further reduced in size from nine to eight members prior to the date of our 2021 annual meeting of stockholders.
Except as described above, the material terms of the Amended Merger Agreement are substantially the same as the terms of the Initial Merger Agreement.
The transaction is currently expected to close in the second quarter of 2020. Upon completion of the acquisition, which the parties intend to report as tax-deferred to Progenics’ stockholders with respect to the stock component of the merger consideration for U.S. federal income tax purposes, the combined company will continue to be headquartered in North Billerica, Massachusetts and will trade on the NASDAQ under the ticker symbol LNTH. See our Current Reports on Form 8-K dated October 1, 2019 and February 20, 2020 for further information regarding the Initial Merger Agreement, the Amended Merger Agreement and the proposed Progenics acquisition.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our proposed acquisition of Progenics.

DEFINITY and the Expansion of Our Ultrasound Microbubble Franchise
DEFINITY is the leading ultrasound contrast imaging agent based on revenue and usage in the U.S., and is indicated for use in patients with suboptimal echocardiograms. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY includes its activated and non-activated forms.
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
There were approximately 35.1 million echocardiograms performed in the U.S. in 2019 according to a third party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 7.0 million echocardiograms in 2019 produced suboptimal images. The use of DEFINITY during echocardiography allows physicians to significantly improve their assessment of the function of the left ventricle.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 13.8 million studies throughout the world. We estimate that DEFINITY had over 80% share of the U.S. segment for contrast agents in echocardiography procedures as of December 2019. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.) as well as echocardiography without contrast and non-echocardiography imaging modalities. DEFINITY, Optison and Lumason all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound contrast agents may cause side effects which could limit our ability to sell DEFINITY.”
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037 and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patent applications to try to obtain similar method of use and manufacturing patent protection as granted in the U.S.

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
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2020 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2022. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We have a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in early 2021, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the next paragraph).

•
New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and contrast imaging generally. For example, we recently announced a strategic development and commercial collaboration with Cerevast Medical, Inc. (“Cerevast”) in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide. We also recently announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devasting from of brain cancer with median survival of 15 months after diagnosis.

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

As part of our microbubble franchise strategy, we also conducted two Phase 3, open-label, multicenter studies to evaluate left ventricular ejection fraction (“LVEF”) measurement accuracy and reproducibility of DEFINITY contrast-enhanced and unenhanced echocardiography as compared to non-contrast cardiac magnetic resonance imaging (“CMRI”) used as the truth standard. The first of the two trials, BENEFIT 1, enrolled 145 subjects. After reviewing the study results from BENEFIT 1, we concluded there was no statistically significant improvement in the accuracy of LVEF values for contrast-enhanced echocardiography versus unenhanced echocardiography as compared to CMRI. In addition, analyses of the secondary endpoints revealed no improvement in inter-reader variability between the contrast-enhanced and unenhanced echocardiograms for LVEF assessments. A post-hoc analysis, however, did show statistically significant improvements in left ventricular diastolic, systolic and stroke volume measurements with contrast-enhanced versus unenhanced echocardiography when compared to CMRI. We will continue to analyze the BENEFIT 1 data, and when the data from BENEFIT 2 are available, we will compile the data sets to analyze the full results of the trials.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparison of the Periods Ended December 31, 2019 and 2018-Revenues” for further information on total revenue contributed by DEFINITY in each of our last three fiscal years.
TechneLite
TechneLite is a self-contained system or generator of Technetium (“Tc-99m”), a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Tc-99m results from the radioactive decay of Mo-99, itself a radioisotope with a 66-hour half-life produced in nuclear research reactors around the world from enriched uranium. The TechneLite generator is a little larger than a coffee can in size, and the self-contained system houses a vertical glass column at its core that contains Mo-99. During our manufacturing process, Mo-99 is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the short half-lives of Mo-99 and Tc-99m, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.
The Tc-99m produced by our TechneLite generator is the medical radioisotope that can be attached to a number of imaging agents, including our own Cardiolite products and Neurolite, during the radiolabeling process. To radiolabel a Tc-99m-based radiopharmaceutical, a vial of sterile saline and a vacuum vial are each affixed to the top of a TechneLite generator. The sterile saline is pulled through the generator where it attracts Tc-99m resulting from the radioactive decay of Mo-99 within the generator column. The Tc-99m-containing radioactive saline is then pulled into the vacuum vial and subsequently combined by a radiopharmacist with the applicable imaging agent, and individual patient-specific radiolabeled imaging agent doses are then prepared. When administered, the imaging agent binds to specific tissues or organs for a period of time, enabling the Tc-99m to illuminate the functional health of the imaged tissues or organs in a diagnostic image. Our ability to produce and market TechneLite is highly dependent on our supply of Mo-99. See “Raw Materials and Supply Relationships—Molybdenum-99” below.

TechneLite is produced in 13 sizes (based on amount of radioactivity) and is currently marketed primarily in North America and Latin America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with the significant radiopharmacy groups, including GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. We also supply generators on a purchase order basis to other customers. We estimate that TechneLite had approximately one third of the U.S. generator market as of December 31, 2019, competing primarily with Tc-99m-based generators produced by Curium. In Puerto Rico, we also supply TechneLite to our wholly-owned radiopharmacy to prepare radiopharmaceutical imaging agent unit doses.
In Canada, we have a supply agreement (the “Isologic Supply Agreement”) with Isologic Innovative Radiopharmaceuticals Ltd. (“Isologic”). Under the Isologic Supply Agreement, we supply Isologic with certain of our products on commercial terms, including certain product purchase commitments by Isologic. The agreement expires in January 2021 and may be terminated upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events. In Australia, we have a supply agreement (the “GMS Supply Agreement”) with Global Medical Solutions (“GMS”). Under the GMS Supply Agreement, we supply GMS with certain of our products on commercial terms, including certain minimum product purchase commitments by GMS. The agreement expires in August 2020 and may be terminated in whole or in part on a product-by-product basis upon the occurrence of specified events, including a material breach by the other party, bankruptcy by either party or certain force majeure events.
The Mo-99 used in our TechneLite generators can be produced using targets made of either highly-enriched uranium (“HEU”) or low-enriched uranium (“LEU”). LEU consists of uranium that contains less than 20% of the uranium-235 isotope. HEU is often considered weapons grade material, with 20% or more of uranium-235. The American Medical Isotopes Production Act of 2012 encourages the domestic production of LEU Mo-99 and provides for the eventual prohibition of the export of HEU from the U.S. Although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, since 2013, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, has provided an add-on payment (of $10) under the hospital outpatient prospective payment system for every Tc-99m diagnostic dose produced from non-HEU sourced Mo-99, to cover the marginal cost for radioisotopes produced from non-HEU sources. Our LEU TechneLite generator satisfies the reimbursement requirements under the applicable CMS rules.
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
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparison of the Periods Ended December 31, 2019 and 2018-Revenues” for further information on total revenue contributed by TechneLite in each of our last three fiscal years.
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

•
Xenon Xe 133 Gas (“Xenon”) is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image cerebral blood flow. Our Xenon is manufactured by a third party as a bi-product of Mo-99 production and is processed and finished by us. We are currently the leading provider of Xenon in the U.S.

•
Neurolite is an injectable, Tc-99m-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke. We launched Neurolite in 1995.

•
Cardiolite, also known by its generic name sestamibi, is an injectable, Tc-99m-labeled imaging agent used in MPI procedures to assess blood flow to the muscle of the heart using SPECT. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues.

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

•
Quadramet, currently our only therapeutic product, is an injectable radiopharmaceutical used to treat severe bone pain associated with osteoblastic metastatic bone lesions. We serve as the direct manufacturer and supplier of Quadramet in the U.S.

•	Cobalt (Co 57) is a non-pharmaceutical radiochemical used in the manufacture of sources for the calibration and maintenance of SPECT imaging cameras.
Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products:

Product	Approved Markets
DEFINITY	Australia, Canada, European Union, European Economic Area, India, Israel, Mexico, New Zealand, Singapore, South Korea, Taiwan, United States
TechneLite	Australia, Brazil, Canada, China, Colombia, Costa Rica, New Zealand, Panama, South Korea, Taiwan, United States
Xenon	Canada, United States
Cardiolite	Australia, Canada, Costa Rica, Hong Kong, Israel, Japan, New Zealand, Panama, Philippines, South Korea, Taiwan, Thailand, United States
Neurolite	Australia, Austria, Belgium, Canada, Costa Rica, Denmark, France, Germany, Hong Kong, Italy, Japan, Luxembourg, New Zealand, Philippines, Slovenia, South Korea, Spain, Taiwan, Thailand, United States
Thallium Tl 201	Australia, Canada, Colombia, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
Gallium Ga 67	Australia, Canada, Colombia, Costa Rica, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
FDG	United States
Quadramet	United States
In the U.S. and Canada, we have a sales team of approximately 80 employees that call on healthcare providers in the echocardiography space, as well as radiopharmacy chains, integrated delivery networks and group purchasing organizations.
Our radiopharmaceutical products are sold in the U.S. through a subset of our sales team, primarily to radiopharmacies. We sell a majority of our radiopharmaceutical products in the U.S. to five radiopharmacy groups—namely GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. Our contractual distribution and other arrangements with these radiopharmacy groups are as follows:

•
GE Healthcare maintains approximately 31 radiopharmacies in the U.S. that purchase our TechneLite generators. We estimate that GE Healthcare distributed approximately 9% of the aggregate U.S. SPECT doses sold in the first half of 2019. We currently have an agreement with GE Healthcare for the distribution of TechneLite, Xenon and other products. The agreement provides that GE Healthcare will purchase a minimum percentage of TechneLite generators as well as certain other products from us. Our agreement, which expires on December 31, 2020, may be terminated by either party upon the occurrence of specified events including a material breach by either party, bankruptcy by either party, certain irresolvable regulatory changes or economic circumstances, or force majeure events.

•
Cardinal maintains approximately 131 radiopharmacies that are typically located in large, densely populated urban areas in the U.S. We estimate that Cardinal’s radiopharmacies distributed approximately 44% of the aggregate U.S. SPECT doses sold in the first half of 2019 (the latest information currently available to us). Our written supply agreement with Cardinal relating to TechneLite, Xenon, Neurolite and other products expires on December 31, 2020. The agreement specifies pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

•
UPPI is a cooperative purchasing group (roughly analogous to a group purchasing organization) of approximately 60 independently owned or smaller chain radiopharmacies located in the U.S. UPPI’s radiopharmacies are typically broadly dispersed geographically, with some urban presence and a substantial number of radiopharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies, together with approximately 9 unaffiliated, independent radiopharmacies, distributed approximately 19% of the aggregate U.S. SPECT doses sold in the first half of 2019. We currently have an agreement with UPPI for the distribution of TechneLite, Xenon and certain other products to radiopharmacies or families of radiopharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement expires on December 31, 2020.

•
Jubilant Radiopharma maintains approximately 56 radiopharmacies in the U.S. that purchase a range of our products. We estimate that Jubilant Radiopharma distributed approximately 14% of the aggregate U.S. SPECT doses sold in the first half of 2019. We currently have an agreement with Jubilant Radiopharma for the distribution of TechneLite, Xenon, Neurolite and other products. The agreement specifies pricing levels and volume and percentage purchase requirements. The agreement will expire on December 31, 2020 and may be terminated upon the occurrence of specified events, including a material breach by the other party.

•
PharmaLogic maintains approximately 23 radiopharmacies in the U.S. that purchase a range of our products. We estimate that PharmaLogic distributed approximately 4% of the aggregate U.S. SPECT doses sold in the first half of 2019. Our written supply agreement with PharmaLogic relating to TechneLite, Xenon, Cardiolite and other products expires on December 31, 2020. The agreement specifies pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.

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
In March 2012, we entered into a development and distribution arrangement for DEFINITY in China, Hong Kong and Macau with Double-Crane Pharmaceutical Company (“Double-Crane”). With Double-Crane’s support, we are currently pursuing the Chinese regulatory approval required to commercialize DEFINITY. In July 2013, we submitted a clinical trial application to the Chinese Food and Drug Administration (“CFDA”) seeking an Import Drug License. After a very extensive waiting period caused by a large number of drugs seeking CFDA regulatory approval, in February 2016, the CFDA approved our clinical trial application. Double-Crane has conducted on our behalf three confirmatory clinical trials in pursuit of cardiac, liver and kidney imaging indications, as well as one small pharmacokinetic study. Double Crane is preparing an application to the CFDA for an Import Drug License for the cardiac indication. Double Crane is also analyzing the clinical results relating to the liver and kidney indications and will also prepare a CFDA application for those indications.
Seasonality
Our business has modest seasonality as patients may seek to schedule non-urgent diagnostic imaging procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the year ended December 31, 2019.
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
The market for diagnostic medical imaging agents is highly competitive and continually evolving. Our principal competitors in existing diagnostic modalities include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources. These competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar Medical Radioisotopes. We cannot anticipate their competitive actions in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their current patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Further, the radiopharmaceutical industry continues to evolve strategically, with several market participants either recently sold or for sale. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers.
Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2019, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), ANSTO and NTP, which, in the aggregate, accounted for approximately 26% of our total purchases.
Molybdenum-99
Our TechneLite, Cardiolite and Neurolite products all rely on Mo-99, the radioisotope which is produced by bombarding uranium with neutrons in research reactors. With a 66-hour half-life, Mo-99 decays into, among other things, Tc-99m, another radioisotope with a half-life of six hours. Tc-99m is the isotope that is attached to radiopharmaceuticals, including our own Cardiolite and Neurolite, during the labeling process and is the most common radioisotope used for medical diagnostic imaging purposes.
We currently purchase finished Mo-99 from three of the four main processing sites in the world, namely IRE in Belgium, NTP in South Africa and ANSTO in Australia. These processing sites provide us Mo-99 from five of the six main Mo-99-producing reactors in the world, namely BR2 in Belgium, LVR-15 in the Czech Republic, HFR in The Netherlands, SAFARI in South Africa and OPAL in Australia.
Our agreement with IRE (the “IRE Agreement”) contains minimum percentage volume requirements and unit pricing. The IRE Agreement also requires IRE to provide certain favorable allocations of Mo-99 during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Mo-99 derived from LEU targets upon IRE’s completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The IRE Agreement expires on December 31, 2020, and is renewable by LMI on a year-to-year basis thereafter.
Our agreement with NTP (the “NTP Agreement”), with NTP acting for itself and on behalf of its subcontractor ANSTO, specifies LMI’s percentage purchase requirements and unit pricing, and provides for the supply of Mo-99 derived from LEU targets from NTP and ANSTO. ANSTO’s new Mo-99 processing facility, could eventually increase ANSTO’s production capacity from approximately 2,000 curies per week to 3,500 curies per week with additional committed financial and operational resources. At full ramp-up capacity, ANSTO’s new facility could provide incremental supply to our globally diversified Mo-99 supply chain and therefore mitigate some risk among our Mo-99 suppliers, although we can give no assurances to that effect and a prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
Despite our globally diverse Mo-99 suppliers, we still face challenges in our Mo-99 supply chain. The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced facility issues in its existing Mo-99 processing facility which resulted in a decrease in Mo-99 available to us.  In addition, as ANSTO transitioned from its existing Mo-99 processing facility to its new Mo-99 processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Mo-99 available to us.  Further, starting in late June 2019 and through the date of this filing, ANSTO’s new Mo-99 processing facility has experienced unscheduled production outages, and we are now relying on IRE and NTP to limit the impact of those ANSTO outages.  Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days.
We are also pursuing additional sources of Mo-99 from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Xenon
Xenon is a by-product of the Mo-99 production process. Under a strategic agreement we entered into in 2015, we receive from IRE bulk unprocessed Xenon, which we process and finish for our customers at our North Billerica, Massachusetts manufacturing facility. That contract runs through June 30, 2022, and is subject to further extension. Until we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider.
Other Materials
We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components, none of which are exclusive, but a number of which are sole source, and all of which we currently believe are either in good standing or replaceable without any material disruption to our business.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our raw materials and supply arrangements.
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
We are also in the final stages of an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger corporate growth strategy to create a competitive advantage in specialized manufacturing. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but should also afford us increased flexibility as we consider external opportunities. We currently expect to be in a position to use this in-house manufacturing capability by early 2021. However, we can give no assurance that we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.

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
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our manufacturing relationships.
Clinical Development
For the years ended December 31, 2019, 2018 and 2017, we invested $20.0 million, $17.1 million and $18.1 million in research and development (“R&D”), respectively. Our R&D team includes our Medical Affairs and Medical Information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications. In addition to the DEFINITY clinical trials in China described above, we currently have three active clinical development programs.
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
LMI 1195 (flubrobenguan F18)
We have developed LMI 1195, an internally discovered small molecule imaging agent for the norepinephrine pathway. We originally pursued developing LMI 1195 for the diagnostic assessment of ischemic heart failure patients at risk of sudden cardiac death who may benefit from an implantable cardioverter defibrillator (ICD). However, after multiple interactions with the FDA, we have concluded that the cardiac clinical development program for this indication would be longer and more expensive than we had initially envisioned. As a result, we have paused in pursuing this particular indication but may consider other possible cardiac indications in the future.
We are now designing two Phase 3 clinical trials for the use of LMI 1195 for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively. The FDA has granted an Orphan Drug designation for the use of LMI 1195 in the management indication. We have also received notice of eligibility for a rare pediatric disease priority review voucher for a subsequent human drug application so long as LMI 1195 is approved by the FDA for its rare pediatric disease indication prior to September 30, 2022.
DEFINITY - LVEF
As part of our microbubble franchise strategy, we conducted two Phase 3, open-label, multicenter studies to evaluate LVEF measurement accuracy and reproducibility of DEFINITY contrast-enhanced and unenhanced echocardiography as compared to non-contrast CMRI used as the truth standard. The first of the two trials, BENEFIT 1, enrolled 145 subjects. After reviewing the study results from BENEFIT 1, we concluded there was no statistically significant improvement in the accuracy of LVEF values for contrast-enhanced echocardiography versus unenhanced echocardiography as compared to CMRI. In addition, analyses of the secondary endpoints revealed no improvement in inter-reader variability between the contrast-enhanced and unenhanced echocardiograms for LVEF assessments. A post-hoc analysis, however, did show statistically significant improvements in left ventricular diastolic, systolic and stroke volume measurements with contrast-enhanced versus unenhanced echocardiography when compared to CMRI. We will continue to analyze the BENEFIT 1 data, and when the data from BENEFIT 2 are available, we will compile the data sets to analyze the full results of the trials.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our clinical development programs.
Strategic Activities
We continue to evaluate a number of different opportunities to acquire or in-license additional products, businesses and technologies to drive our future growth. We are particularly interested in expanding our presence in oncology, in radiotherapeutics as well as diagnostics. In addition to the Progenics Transaction described above, we recently entered into a strategic collaboration and license agreement with NanoMab Technology Limited, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available imaging biomarker research tool to pharmaceutical companies and academic centers conducting research and development on PD-L1 immuno-oncology treatments, including combination therapies. We can give no assurance as to when or if this collaboration will be successful or accretive to earnings.
In addition, as described above, we continue to expand our microbubble franchise. We recently announced a strategic development and commercial collaboration with Cerevast in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide. We also recently announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma, Glioblastoma is a lethal and devasting from of brain cancer with median survival of 15 months after diagnosis.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic activities.
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
Patents
We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the U.S., we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our international business. We also rely upon trade secrets and contracts to protect our proprietary information. As of December 31, 2019, our patent portfolio included a total of 43 issued U.S. patents, 284 issued foreign patents, 22 pending U.S. patent applications and 160 pending foreign applications. These patents and patent applications include claims covering the composition of matter and methods of use for all of our preclinical and clinical stage agents.
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
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving such Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic candidate prior to the expiration of such 30 month stay period and potentially thereafter depending on how a patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2020 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2022. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
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
Other Nuclear Products - Neither Cardiolite nor Neurolite is covered any longer by patent protection in either the U.S. or the rest of the world. Xenon, Thallium and Gallium have no patent protection; however, we have patent protection in the U.S. that expires in October 2035 for an improved container for Xenon, and are pursuing similar patent protection outside the U.S.

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
In addition to patents, we rely, where necessary, upon unpatented trade secrets and know-how, proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other proprietary information, and we cannot provide assurances that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information. We may not have adequate monitoring abilities to discover, or adequate remedies for, any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our intellectual property.
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
Our activities related to the development, manufacture, packaging or repackaging of our pharmaceutical and medical device products subject us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of, the FDA, the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Health and Human Services (“HHS”), Health Canada, the European Medicines Agency (“EMA”), the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”), the CFDA and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies, as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
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

Clinical trial sponsors may request a Special Protocol Assessment (“SPA”) from the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding the clinical trial design and other clinical trial issues that can be used to support approval of an agent. The SPA is intended to provide assurance that, if the agreed-upon clinical trial protocols are followed and the trial endpoints are achieved, then the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of an agent or any permissible claims about the agent. In particular, the SPA is not binding on the FDA if public health concerns become evident that are unrecognized at the time that the SPA agreement is entered into, other new scientific concerns regarding product safety or efficacy arise, or if the clinical trial sponsor fails to comply with the agreed upon clinical trial protocols.
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
The FDA also regulates the preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, post-market adverse event reporting, import/export and advertising and promotion of any medical devices that we distribute pursuant to the FDCA and FDA’s implementing regulations. The Federal Trade Commission shares jurisdiction with the FDA over the promotion and advertising of certain medical devices. The FDA can also impose restrictions on the sale, distribution or use of medical devices at the time of their clearance or approval, or subsequent to marketing. Currently, medical devices comprise only a small portion of our revenues.
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
Hatch-Waxman Act
The Hatch-Waxman Act added two pathways for FDA drug approval. First, the Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that its product is bioequivalent to the innovator product and provides relevant chemistry, manufacturing and product data. See “Item 1. Business - Patents.” Second, the Hatch-Waxman Act created what is known as a Section 505(b) (2) NDA, which requires the same information as a full NDA (known as a Section 505(b) (1) NDA), including full reports of clinical and preclinical studies but allows some of the information from the reports required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. A Section 505(b) (2) NDA permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies. The Hatch-Waxman Act also provides for: (1) restoration of a portion of a product’s patent term that was lost during clinical development and application review by the FDA; and (2) statutory protection, known as exclusivity, against the FDA’s acceptance or approval of certain competitor applications.
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
The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a Section 505(b) (1) NDA for a new drug that is a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Act prohibits the submission or approval of an ANDA or a Section 505(b) (2) NDA for a period of five years from the date of approval of the NDA, except that the FDA may accept an application for review after four years under certain circumstances. The Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or Section 505(b) (2) NDA, for any drug, but the competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder’s patent claims. The Hatch-Waxman Act provides for a three-year period of exclusivity for an NDA for a new drug containing an active moiety that was previously approved by the FDA, but also includes new clinical data (other than bioavailability and bioequivalence studies) to support an innovation over the previously approved drug and those studies were conducted or sponsored by the applicant and were essential to approval of the application. This three-year exclusivity period does not prohibit the FDA from accepting an application from a third party for a drug with that same innovation, but it does prohibit the FDA from approving that application for the three-year period. The three-year exclusivity does not prohibit the FDA, with limited exceptions, from approving generic drugs containing the same active ingredient but without the new innovation.

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
The Healthcare Reform Act has been subject to political and judicial challenges. For example, tax reform legislation was enacted at the end of 2017 that effectively eliminated the “individual mandate” to maintain health insurance coverage by eliminating the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because once Congress repealed the “individual mandate” provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.
Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. For example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, in October 2018, CMS solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that the Congressional Budget Office has estimated will save the federal government approximately $3 billion in the next ten years. Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products could limit our flexibility in establishing prices for our products or otherwise adversely affect our business if implemented. Changes could occur at the federal level or state level and may be adopted by statute, rule, or sub-regulatory policies. Recent state legislative efforts seek to address drug costs and generally have focused on increasing transparency around drug costs or limiting drug prices. Some of those efforts have been subject to legal challenge.
General legislative cost control measures may also affect reimbursement for our products or services provided with our products. The Budget Control Act, as amended by the Bipartisan Budget Act of 2019, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers beginning in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business results of operations, financial condition and cash flows.

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
The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $102,522 per violation and three times the amount of the unlawful remuneration. In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.
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
Data Privacy and Security
We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we believe that we are neither a “covered entity” nor “business associate” subject directly to regulation under HIPAA, HIPAA’s criminal provisions can apply to entities other than “covered entities” or “business associates” in certain circumstances. Accordingly, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.
The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.
In the United States, several state legislatures are considering enacting new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents.  Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information.  The CCPA also affords California residents the right to opt-out of “sales” of their personal information.  The CCPA contains significant penalties for companies that violate its requirements.  It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information.  Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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
See Part I, Item 1A. “Risk Factors” for information regarding certain risks related to regulatory matters.
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
Certain environmental laws and regulations assess liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous materials or wastes at those formerly owned or operated properties or at third-party properties at which they have disposed of hazardous materials or wastes. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury, property damage or other claims due to the presence of, or exposure to, hazardous materials or wastes. We currently are not party to any claims or any obligations to investigate or remediate any material contamination at any of our facilities.
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in San Juan, Puerto Rico, where we must also maintain a number of environmental permits and nuclear licenses. As of December 31, 2019, we currently estimate the D&D cost of both sites to be approximately $26.9 million. As of December 31, 2019 and 2018, we have a liability recorded associated with the fair value of the asset retirement obligations of $12.9 million and $11.6 million, respectively. We currently provide this financial assurance in the form of surety bonds. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits.
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
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with environmental matters.
Employees
As of December 31, 2019, we had 508 employees, of which 464 were located in the U.S. and 44 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
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
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. There were approximately 35.1 million echocardiograms in 2019 according to a third-party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 7.0 million echocardiograms in 2019 produced suboptimal images. We estimate that DEFINITY held over 80% of the U.S. market for contrast agents in echocardiography procedures as of December 31, 2019. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.), as well as echocardiography without contrast and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037 and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patents to try to obtain similar method of use and manufacturing patent protection as granted in the U.S. We were also recently granted a composition of matter patent on the modified formulation of DEFINITY which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book.
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
As part of our microbubble franchise strategy, (i) we are developing a modified formulation of DEFINITY, (ii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and contrast imaging generally such as our strategic arrangements with Cerevast and CarThera, and (iii) we continue to build specialized in-house manufacturing capabilities at our North Billerica facility for DEFINITY and, potentially, other products. However, we can give no assurance that our microbubble franchise strategy will be successful or that new manufacturing capabilities, a new indication, a modified formulation or new applications will grow our microbubble franchise.
We have on-going development and technology transfer activities for our modified formulation with SBL located in South Korea but can give no assurances as to when or if those development and technology transfer activities will be completed and when we will begin to receive a supply of our modified formulation from SBL. In addition, potential global disruptions in air transport due to COVID-19 (coronavirus) could adversely affect our ability to receive a supply of our modified formulation from SBL, which, depending upon the magnitude and duration of such disruptions, could delay the commercial launch of our modified formulation.
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
The global supply of Mo-99 is fragile and not stable. Our dependence on a limited number of third party suppliers for Mo-99 could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.
A critical ingredient of TechneLite is Mo-99. We currently purchase finished Mo-99 from three of the four main processing sites in the world, namely IRE in Belgium, NTP in South Africa and ANSTO in Australia. These processing sites provide us Mo-99 from five of the six main Mo-99-producing reactors in the world, namely BR2 in Belgium, LVR-15 in the Czech Republic, HFR in The Netherlands, SAFARI in South Africa and OPAL in Australia.
The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced facility issues in its existing Mo-99 processing facility which resulted in a decrease in Mo-99 available to us.  In addition, as ANSTO transitioned from its existing Mo-99 processing facility to its new Mo-99 processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Mo-99 available to us.  Further, starting in late June 2019 and through the date of this filing, ANSTO’s new Mo-99 processing facility has experienced unscheduled production outages, and we are now relying on IRE and NTP to limit the impact of those ANSTO outages.  Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days, consequently decreasing revenue and cash flow from this product line during the outage periods as compared to prior periods.
ANSTO’s new Mo-99 processing facility, could eventually increase ANSTO’s production capacity from approximately 2,000 curies per week to 3,500 curies per week with additional committed financial and operational resources. At full ramp-up capacity, ANSTO’s new facility could provide incremental supply to our globally diversified Mo-99 supply chain and therefore mitigate some risk among our Mo-99 suppliers, although we can give no assurances to that effect, and a prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.

We are also pursuing additional sources of Mo-99 from potential new producers around the world to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
U.S., Canadian and international governments have encouraged the development of a number of alternative Mo-99 production projects with existing reactors and technologies as well as new technologies. However, we cannot say when, or if, the Mo-99 produced from these projects will become available. As a result, there is a limited amount of Mo-99 available which could limit the quantity of TechneLite that we could manufacture, sell and distribute, resulting in a further substantial negative effect on our business, results of operations, financial condition and cash flows.
Most of the global suppliers of Mo-99 rely on Framatone-CERCA in France to fabricate uranium targets and in some cases fuel for research reactors from which Mo-99 is produced. Absent a new supplier, a supply disruption relating to uranium targets or fuel could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
In addition, because we source our radioisotopes almost exclusively from international suppliers, potential global disruptions in air transport due to COVID-19 (coronavirus) could adversely affect our international supply chain for radioisotopes which, depending upon the magnitude and duration of such disruptions, could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
The instability of the global supply of Mo-99, including supply shortages, has resulted in increases in the cost of Mo-99, which has negatively affected our margins, and more restrictive agreements with suppliers, which could further increase our costs.
With the general instability in the global supply of Mo-99, we have faced substantial increases in the cost of Mo-99 in comparison to historical costs. We expect these cost increases to continue in the future as the Mo-99 suppliers move closer to a full cost recovery business model. The Organization of Economic Cooperation and Development (“OECD”) defines full cost recovery as the identification of all of the costs of production and recovering these costs from the market. While we are generally able to pass Mo-99 cost increases on to our customers in our customer contracts, if we are not able to do so in the future, our margins may decline further with respect to our TechneLite generators, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.
We obtain a substantial portion of our products from third party manufacturers and suppliers. We rely on JHS as our sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials. We currently have additional on-going technology transfer activities for a modified formulation of DEFINITY with SBL. We currently believe that if approved by the FDA, the modified formulation could become commercially available in early 2021, although that timing cannot be assured. Currently, our DEFINITY, Neurolite, Cardiolite, evacuation vial and saline product supplies are approved for manufacture by a single manufacturer.
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
Xenon is captured as a by-product of the Mo-99 production process. We receive bulk unprocessed Xenon from IRE resulting from HEU Mo-99 production, which we process and finish for our customers. We do not yet receive Xenon resulting from LEU Mo-99 production at IRE and can give no assurances as to the timing of the availability of LEU Xenon. We believe we will have a sufficient supply of HEU and LEU Xenon to meet our customers’ needs. However, until IRE converts to LEU Xenon production or we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider of HEU Xenon.

In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the lead casing for our TechneLite generators and the lipid blend material used in the processing of DEFINITY). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control. At our North Billerica, Massachusetts facility, we manufacture TechneLite on a highly automated production line, as well as Thallium and Gallium using our older cyclotron technology and Xenon and Quadramet using our hot cell infrastructure. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we or one of our manufacturing partners experiences an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials.
In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. We currently have additional on-going technology transfer activities for a modified formulation of DEFINITY with SBL. We are also in the final stages of an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility.  This project is part of a larger corporate growth strategy to create a competitive advantage in specialized manufacturing. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but also should afford us increased flexibility as we consider external opportunities. However, we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before new sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health, technical capabilities or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our just-in-time manufacturing of radiopharmaceutical products relies on the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.
Because a number of our radiopharmaceutical products, including our TechneLite generators, rely on radioisotopes with limited half-lives, we must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of radio decay. For example, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of that same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.
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
In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic, to distribute our current largest volume nuclear imaging products. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition and cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Further, the radiopharmaceutical industry continues to evolve strategically, with several market participants either recently sold or for sale. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers, and such decision-making could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers (or services provided with our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our potential customers’ ability to obtain adequate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. For example, certain radiopharmaceuticals, when used for non-invasive imaging of the perfusion of the heart for the diagnosis and management of patients with known or suspected coronary artery disease, are currently subject to a Medicare National Coverage Determination (“NCD”). The NCD permits the coverage of such radiopharmaceuticals only when certain criteria are met. Our PET pipeline product flurpiridaz F 18, if approved, may become subject to this NCD, and may not be covered at all. If Medicare and other third party payors do not provide adequate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products. In addition, demand for new products may be limited unless we obtain favorable reimbursement policies (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third party payors continually review their coverage policies for existing and new products and procedures and can deny coverage for procedures that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.
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
In the physician office and free-standing imaging facility setting, services provided using our products are reimbursed under the Medicare physician fee schedule. Since 2015, payments under the Medicare physician fee schedule have been subject to specific annual updates: a 0.5% update through 2018; a 0.25% update in 2019; no updates from 2020 to 2025; and, beginning in 2026, differential updates based on whether the physician participates in advanced alternative payment models (with 0.75% updates for qualifying participants and 0.25% updates for non-qualifying participants) (which may be subject to budget neutrality adjustments). Since 2019, fee schedule payments have been adjusted for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). From 2019 through payment year 2024, physicians may be eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The ongoing and future impact of these changes cannot be determined at this time.

We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS payment policy is such that the use of many of our products are not separately payable by Medicare, although certain new drug products are eligible for separate (incremental) payment for the first three years after approval. Since 2013, although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, CMS has had a policy to make a nominal additional payment ($10) to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2020. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators currently meet CMS’s definition of non-HEU, and therefore this payment is not available for doses produced by the latter category of TechneLite generators used by our customers. Changes to the Medicare hospital outpatient prospective payment system payment rates, including reductions implemented for certain hospital outpatient sites, could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.
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
We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used. Beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”). Reimbursement penalties will apply in 2021 if this requirement is not met (and documented on the claim). To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows would be adversely affected.
Reforms to the U.S. healthcare system may adversely affect our business.
A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used and/or that could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the U.S. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. And more recently, Congress enacted legislation in 2017 that eliminated the Healthcare Reform Act’s “individual mandate” beginning in 2019 Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2029. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid drug rebate program, the “federal ceiling price” drug pricing program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid drug rebate program and Medicare Part B.  As a specific example, in 2010, we entered into a Medicaid Drug Rebate Agreement with the federal government for some but not all of our products, and in 2016 entered into a separate Medicaid Drug Rebate Agreement for the balance of our products. These agreements require us to report certain price information to the federal government. Determination of the rebate amount that we pay to state Medicaid programs for our products, of prices charged to government and certain private payors for our products, or of amounts paid for our products under government healthcare programs, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations.
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
We are subject to numerous domestic (federal, state and local) and foreign laws addressing fraud and abuse in the healthcare industry, including the FCA and federal Anti-Kickback Statute, self-referral laws, the FCPA, the Bribery Act, FDA promotional restrictions, the federal disclosure (sunshine) law and state marketing and disclosure (sunshine) laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as health programs outside the U.S., and even settlement of alleged violations can result in the imposition of corporate integrity agreements that could subject us to additional compliance and reporting requirements and impact our business practices. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.
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
We no longer qualify as an “emerging growth company” as of December 31, 2019, and as a result, we will have to comply with increased disclosure and compliance requirements.
Based on the market value of our common stock held by non-affiliates which exceeded $700 million as of the last business day of June 2019, we no longer qualify as an “emerging growth company” but will instead be deemed to be a “large accelerated filer” as of December 31, 2019.
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
We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
As of the end of fiscal 2019, we are required to implement additional procedures and practices related to internal control over financial reporting, and we may identify deficiencies that we may not be able to remediate in time to meet the necessary deadline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. Since we are deemed a large accelerated filer, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls on an annual basis beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. The rules governing the standards that must be met for our management and independent registered public accounting firm to assess our internal controls are complex and require significant documentation, testing and possible remediation of our existing controls and the incurrence of significant additional expenditures. In connection with our evaluation of our internal controls, we may need to upgrade systems, including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Internal control deficiencies could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third party litigation, as well as investigations by the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.
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
The healthcare industry is characterized by continuous technological development resulting in changing customer preferences and requirements. The success of new product development depends on many factors, including our ability to fund development of new agents or new indications for existing agents, anticipate and satisfy customer needs, obtain regulatory approval on a timely basis based on performance of our agents in development versus their clinical study comparators, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development, whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.
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
We currently have three active clinical development programs in the U.S. - flurpiridaz F 18, LMI 1195 and DEFINITY for LVEF. To obtain regulatory approval for these agents in the indications being pursued, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

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
In our flurpiridaz F 18 Phase 3 program, in May 2015, we announced complete results from the 301 trial. Although flurpiridaz F 18 appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, the agent did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. In April 2017, we entered into the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. Under the License Agreement, GE Healthcare will, among other things, complete the worldwide development of flurpiridaz F 18 by conducting a second Phase 3 trial and pursue worldwide regulatory approvals. We cannot assure any particular outcome from GE Healthcare’s continued Phase 3 development of the agent or from regulatory review of either our or their Phase 3 study of the agent, that any of the data generated in either our or their sponsored Phase 3 study will be sufficient to support an NDA approval, that GE Healthcare will only have to conduct the one additional Phase 3 clinical study prior to filing an NDA, or that flurpiridaz F 18 will ever be approved as a PET MPI imaging agent by the FDA. Similarly, we can give no assurance that we will be successful in our clinical development program for LMI 1195 in the diagnosis and management of neuroendocrine tumors in pediatric and adult populations. For our DEFINITY for LVEF study, we did not achieve our primary or secondary endpoints in the first of two Phase 3 studies. Any failure or significant delay in completing clinical trials for our product candidates or in receiving regulatory approval for the sale of our product candidates may harm our business and delay or prevent us from being able to generate additional future revenue from product sales.
Even if our agents in development proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. The burden associated with the marketing and distribution of products like ours is substantial. For example, rather than being manufactured at our own facilities, both flurpiridaz F 18 and LMI 1195 would require the creation of a complex, field-based network involving PET cyclotrons located at radiopharmacies where the agent would need to be manufactured and distributed rapidly to end-users, given the agent’s 110-minute half-life. In addition, in the case of both flurpiridaz F 18 and LMI 1195, obtaining adequate reimbursement is critical, including not only coverage from Medicare, Medicaid, other government payors as well as private payors but also appropriate payment levels which adequately cover the substantially higher manufacturing and distribution costs associated with a PET agent in comparison to a Tc-99m-based agent. We can give no assurance even if either flurpiridaz F 18 or LMI 1195 obtains regulatory approval that a network of PET cyclotrons can be established or that adequate reimbursement can be secured to allow the approved agent or agents to become commercially successful.

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
Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection of our commercial products and technologies and agents in development as well as successfully enforcing and defending these patents and trade secrets against third parties and their challenges, both in the U.S. and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.
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

•	Our patent applications or patents may be subject to interferences, oppositions, post-grant review, ex-parte re-examinations, inter partes review or similar administrative proceedings;

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
For DEFINITY, our fastest growing and highest margin commercial product in 2019, we continue to actively pursue patents in both the U.S. and internationally. In the U.S., we now have an Orange Book-listed method of use patent expiring in March 2037 and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patents to try to obtain similar method of use and manufacturing patent protection as granted in the U.S. We were also recently granted a composition of matter patent on the modified formulation of DEFINITY which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book.
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
For the year ended December 31, 2019, we derived approximately 12% of our revenues from outside the fifty United States. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	Less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions;

•
Changes in trade policies, regulatory requirements and other barriers, including, for example, U.S. trade sanctions against Iran and those countries and entities doing business with Iran, which could adversely impact international isotope production and, indirectly, our global supply chain;

•
Potential global disruptions in air transport due to COVID-19 (coronavirus), which could adversely affect our international supply chains for radioisotopes and our modified formulation of DEFINITY as well as international distribution channels for our commercial products;

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
As of December 31, 2019, we had federal income tax loss carryforwards of approximately $174.0 million, which will begin to expire in 2032 and will completely expire in 2037. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal income tax liabilities if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
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
As of December 31, 2019, we had approximately $195.0 million of total principal indebtedness remaining under our five‑year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”) and availability of $200.0 million under our five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”). Our substantial indebtedness and any future indebtedness we incur could:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the 2019 Facility. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage could intensify. In addition, 2019 Facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.
Our 2019 Facility contains restrictions that will limit our flexibility in operating our business.
Our 2019 Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	Maintain net leverage above certain specified levels;

•	Maintain interest coverage below certain specified levels;

•	Incur additional debt;

•	Pay dividends or make other distributions;

•	Redeem stock;

•	Issue stock of subsidiaries;

•	Make certain investments;

•	Create liens;

•	Enter into transactions with affiliates; and

•	Merge, consolidate or transfer all or substantially all of our assets.
A breach of any of these covenants could result in a default under the 2019 Facility. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.
U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including interest rate fluctuations based on macroeconomic conditions that are beyond our control.
During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing our 2019 Facility could be higher than under our current 2019 Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our 2019 Facility has variable interest rates. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.
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
Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	Market conditions in the broader stock market;

•	Actual or anticipated fluctuations in our quarterly financial and operating results;

•	Issuance of new or changed securities analysts’ reports or recommendations;

•	Investor perceptions of us and the medical technology and pharmaceutical industries;

•	Sales, or anticipated sales, of large blocks of our stock;

•	Acquisitions or introductions of new products or services by us or our competitors;

•	Positive or negative results from our clinical development programs;

•	Additions or departures of key personnel;

•	Regulatory or political developments;

•	Loss of intellectual property protections;

•	Litigation and governmental investigations; and

•	Changing economic conditions.
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
Risks Related to the Progenics Transaction
The Progenics Transaction may not occur, and if it does, it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
Although we currently anticipate that the Progenics Transaction will occur and will be accretive to adjusted earnings per share by 2022 and GAAP-reported earnings per share by 2023, these expectations are based on assumptions about our and Progenics’ business and preliminary forecasts, which may change materially. Certain other expenses to be paid in connection with the Progenics Transaction may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Progenics Transaction and could cause a decrease in the market price of our common stock. In addition, the Progenics Transaction may not occur or we could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Progenics Transaction, including synergies, cost savings, innovation and operational efficiencies and revenue growth from the combination. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Progenics Transaction and cause a decrease in the market price of our common stock.
The Progenics Transaction is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Progenics Transaction could have material adverse effects on our business.
The completion of the Progenics Transaction is subject to a number of conditions, including, among others, the approval of the Merger Agreement by a majority of votes cast by the holders of the common stock of the Company and a majority of the outstanding shares of Progenics common stock, the absence of any law or order prohibiting the consummation of the Progenics Transaction or the issuance of the shares of our common stock as deal consideration, the effectiveness of a registration statement covering the issuance of shares of our common stock to the stockholders of Progenics, the absence of a material adverse effect on us or Progenics, and other conditions customary for a transaction of this type, which make the completion of the Progenics Transaction and timing thereof uncertain. In addition, the Merger Agreement contains certain termination rights for both us and Progenics, including, among other things (i) if the Progenics Transaction is not consummated on or before the “outside date” of July 1, 2020, (ii) if the required approval of our stockholders or the Progenics stockholders is not obtained, (iii) if the other party willfully breaches its non-solicitation obligations in the Merger Agreement, (v) if the other party materially breaches its representations, warranties or covenants and fails to cure such breach, (vi) if any law or order prohibiting the Progenics Transaction or the issuance of the shares of our common stock forming part of the merger consideration has become final and non-appealable, or (vii) if the board of directors of the other party fails to include such party’s recommendation in favor of the Progenics Transaction in the joint proxy statement/prospectus or changes its recommendation in connection with the Progenics Transaction. If the Progenics Transaction is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the Progenics Transaction been completed, we will be subject to a number of risks, including the following:

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

•
We will be required to pay our costs relating to the Progenics Transaction, such as legal, accounting, certain financial advisory, consulting and printing fees, whether or not the Progenics Transaction is completed.

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
Upon completion of the Progenics Transaction, we expect to issue approximately 26.9 million shares of our common stock to Progenics stockholders. As a result, it is expected that, immediately after completion of the Progenics Transaction, former Progenics stockholders will own approximately 40% of our outstanding shares of common stock. In addition, shares of our common stock may be issued from time to time following the Progenics Transaction to holders of Progenics equity awards on the terms set forth in the Merger Agreement. Consequently, our current stockholders in the aggregate will have less influence over the management and policies of the Company than they currently have.
We and Progenics may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Progenics Transaction from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. As of the date of filing of this report, six securities class action lawsuits have been filed against Progenics and its board of directors alleging inadequate disclosure by Progenics under the Registration Statement on Form S-4 related to the Progenics Transaction (which registration statement will be revised to describe, among other things, the revised terms in the Amended Merger Agreement).  Two of those lawsuits against Progenics also name us or one of our affiliates as defendants, although we do not believe that those lawsuits have merit or will result in any material monetary damages payable by us.  Even if lawsuits are without merit, defending against any legal claims can result in substantial costs and divert management time and resources. An adverse judgment in a securities class action lawsuit or derivative lawsuit alleging significant monetary loss by the plaintiffs could result in monetary damages for us and Progenics, which could have a negative impact on our and Progenics’ respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Progenics Transaction, then that injunction may delay or prevent the Progenics Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.
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
Progenics stockholders have appraisal rights under Delaware law.

Under Delaware law, Progenics stockholders who do not vote in favor of adoption of the Amended Merger Agreement and who otherwise properly perfect their rights will be entitled to “appraisal rights” in connection with the Progenics Transaction, which generally entitle stockholders to receive, in lieu of the merger consideration, a cash payment of an amount determined by the Delaware Court of Chancery to be equal to the fair value of their Progenics common stock as of the effective time of the merger. The appraised value would be determined by the Court of Chancery and could be less than, the same as, or more than the merger consideration. Under Delaware law, stockholders are generally entitled to statutory interest on an appraisal award at a rate equal to 5% above the Federal Reserve discount rate compounded quarterly from the closing date of the merger until the award is actually paid. Stockholders who have properly demanded appraisal rights must file a petition for appraisal with the Court of Chancery within 120 days after the effective date of the merger. Should a material number of Progenics stockholders exercise appraisal rights and should the Court determine that the fair value of such shares of Progenics common stock is materially greater than the merger consideration, we will be required to pay significantly more than anticipated in connection with the Progenics Transaction, which could adversely affect the liquidity and financial condition of the combined company.
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
The Progenics Transaction involves the integration of Progenics’ business into our existing business, which is expected to be a complex, costly and time-consuming process. We and Progenics have not previously completed a transaction comparable in size or scope to the Progenics Transaction. The integration may result in material challenges, including, without limitation:

•
The diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Progenics Transaction;

•	Managing a larger combined company;

•	Maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;

•	Unanticipated risks to our integration plan including in connection with timing, talent, and the potential need for additional resources;

•	New or previously unidentified manufacturing, regulatory, or research and development issues in the Progenics business;

•	Retaining existing business and operational relationships and attracting new business and operational relationships;

•	Integrating corporate and administrative infrastructures in geographically separate organizations and eliminating duplicative expenses;

•	Unanticipated issues in integrating information technology, communications and other systems;

•	Unanticipated changes in federal or state laws or regulations; and

•	Unforeseen expenses or delays associated with the Progenics Transaction.
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
The CVRs we will issue as part of the Progenics Transaction may result in substantial future payments and could divert the attention of our management.
As part of the consideration for the Progenics Transaction, we will issue CVRs to the stockholders of Progenics and holders of in-the-money Progenics equity awards entitling them to future cash payments of 40% of PyL net sales over $100 million in 2022 and over $150 million in 2023. These payments could be substantial and could adversely impact our liquidity. In addition, we are obligated to exercise a level of effort, expertise and resources consistent with those normally used in a medical diagnostics business similar to our size and resources with respect to developing, seeking regulatory approval for and commercializing a product of similar market potential at a similar stage in its development or product life to PyL. We are also required to produce net sales statements for PyL that may be reviewed and challenged by CVR holders, with any disagreement to be resolved by an independent accountant. These requirements could divert management time and resources and result in additional costs.
The financial analyses and forecasts considered by Lantheus Holdings and Progenics and their respective financial advisors may not be realized, which may adversely affect the market price of Lantheus Holdings common stock following the completion of the merger.
In performing their financial analyses and rendering their opinions related to the merger, each of the respective financial advisors to Lantheus Holdings and Progenics relied on, among other things, internal stand-alone financial analyses and forecasts as separately provided by Lantheus Holdings and Progenics. These analyses and forecasts were prepared by, or as directed by, the management of Lantheus Holdings or the management of Progenics, as applicable. None of these analyses or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, the U.S. Generally Accepted Accounting Principles. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Lantheus Holdings and Progenics. There can be no assurance that Lantheus Holdings’ or Progenics’ financial condition or results of operations will be consistent with those set forth in such analyses and forecasts, which could have an adverse impact on the market price of Lantheus Holdings common stock or the financial position of the combined company following the merger.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2019:

Location	Purpose	Segment	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Corporate Headquarters, Manufacturing, Laboratory, Mixed Use and Other Office Space	U.S. Segment	431,000	Owned	N/A
Canada
Quebec	Mixed Use and Office Space	International Segment	1,106	Leased	April 2020
Quebec	Distribution Center and Office Space	International Segment	1,433	Leased	May 2022
Puerto Rico
San Juan	Manufacturing, Laboratory, Mixed Use and Office Space	International Segment	9,550	Leased	October 2024
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
In October 2019, we were awarded a total of approximately $3.5 million, consisting of damages, pre-judgment interest, and certain arbitration fees, compensation and expenses in our arbitration with Pharmalucence in connection with a Manufacturing and Supply Agreement dated November 12, 2013, under which Pharmalucence agreed to manufacture and supply DEFINITY for us. The commercial arrangement contemplated by that agreement was repeatedly delayed and ultimately never successfully realized. After extended settlement discussions between Sun Pharma, the ultimate parent of Pharmalucence, and us, which did not lead to a mutually acceptable outcome, on November 10, 2017, we filed an arbitration demand (and later an amended arbitration demand) with the American Arbitration Association against Pharmalucence, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious misrepresentation and violation of the Massachusetts Consumer Protection Law, also known as Chapter 93A. In November 2019, we received proceeds of approximately $3.5 million, which we recorded in other expense (income) in the consolidated statement of operations.
As of December 31, 2019, except as disclosed above we had no material ongoing litigation in which we were a party. In addition, we had no material ongoing regulatory or other proceeding and no knowledge of any investigations by governmental or regulatory authorities in which we are a target, in either case that we believe could have a material and adverse effect on our current business.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock began trading on the NASDAQ Global Market under the symbol “LNTH” on June 25, 2015. Prior to that time, there was no established public trading market for our common stock.
Holders of Record
On February 19, 2020, there were approximately 8 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index and (ii) the NASDAQ US Small Cap Index, commencing on June 25, 2015 and ending December 31, 2019. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on June 25, 2015. Our historic share price performance is not necessarily indicative of future share price performance.
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

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in the Company’s common stock and each of the comparative indices on June 25, 2015:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)
06/25/15	$100.00	$100.00	$100.00
12/31/15	$49.93	$88.26	$88.24
12/31/16	$127.03	$105.45	$107.67
12/31/17	$302.07	$119.31	$122.28
12/31/18	$231.17	$104.79	$107.62
12/31/19	$302.95	$129.64	$131.70
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
Recent Sales of Unregistered Securities
None.
Repurchases
The following table presents information with respect to purchases of common stock we made during the quarter ended December 31, 2019. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 and April 24, 2019 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2019 **	735	$18.83	*	*
November 2019 **	1,149	$21.29	*	*
December 2019 **	243	$20.60	*	*
Total	2,127		*
________________________________
*     These amounts are not applicable as the Company does not have a share repurchase program in effect.
**    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

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
Selected Financial Data
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations	(in thousands, except per share data)
Revenues	$347,337	$343,374	$331,378	$301,853	$293,461
Cost of goods sold	172,526	168,489	169,243	164,073	157,939
Sales and marketing	41,888	43,159	42,315	36,542	34,740
General and administrative	61,244	50,167	49,842	38,832	43,894
Research and development	20,018	17,071	18,125	12,203	14,358
Gain on sales of assets	—	—	—	6,385	—
Operating income	51,661	64,488	51,853	56,588	42,530
Interest expense	13,617	17,405	18,410	26,618	38,715
Debt retirement costs	—	—	—	1,896	—
Loss on extinguishment of debt	3,196	—	2,442	—	15,528
Other expense (income)	6,221	(2,465)	(8,638)	(220)	65
Income (loss) before income taxes	28,627	49,548	39,639	28,294	(11,778)
Income tax (benefit) expense(a)	(3,040)	9,030	(83,746)	1,532	2,968
Net income (loss)	$31,667	$40,518	$123,385	$26,762	$(14,746)
Net income (loss) per common share:
Basic	$0.81	$1.06	$3.31	$0.84	$(0.60)
Diluted	$0.79	$1.03	$3.17	$0.82	$(0.60)
Weighted-average common shares:
Basic	38,988	38,233	37,276	32,044	24,440
Diluted	40,113	39,501	38,892	32,656	24,440
_______________________________
(a)     The 2017 amount reflects the release of our valuation allowance of $141.1 million against its deferred tax assets offset by a provision of $45.1 million for remeasuring the Company’s deferred tax assets for the change in tax rates enacted under the Tax Cuts and Jobs Act of 2017.

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data	(in thousands)
Cash and cash equivalents	$92,919	$113,401	$76,290	$51,178	$28,596
Total assets	$405,919	$439,831	$383,858	$255,898	$242,379
Long-term debt, net	$183,927	$263,709	$265,393	$274,460	$349,858
Total liabilities	$291,318	$368,829	$360,567	$362,414	$427,668
Total stockholders’ equity (deficit)	$114,601	$71,002	$23,291	$(106,516)	$(185,289)

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

Our Product Portfolio
Our product portfolio includes an ultrasound contrast agent, nuclear imaging products and a radiotherapeutic product. Our principal products include the following:

•
DEFINITY is a microbubble contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures.

•
TechneLite is a Tc-99m generator that provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Mo-99 as its active ingredient.

Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico, where we sell our own products as well as products of third parties to end-users.
We also maintain our own direct sales force in Canada for certain of our products. In Europe, Australia, Asia-Pacific and Latin America, we generally rely on third-party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.
Progenics Transaction
On October 1, 2019, we entered into the Initial Merger Agreement to acquire Progenics in an all-stock transaction. Under the terms of the Initial Merger Agreement, we agreed to acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio. Progenics stockholders would have received 0.2502 shares of our common stock for each share of Progenics common stock, representing an approximately 35% aggregate ownership stake in the combined company. The transaction contemplated by the Initial Merger Agreement was unanimously approved by the Boards of Directors of both companies and was subject to the terms and conditions set forth in the Initial Merger Agreement, including, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.
On February 20, 2020, we entered into the Amended Merger Agreement with Progenics, which amends and restates the Initial Merger Agreement. Under the terms of the Amended Merger Agreement, Lantheus will acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio whereby Progenics stockholders will receive, for each share of Progenics stock held at the time of the closing of the merger, 0.31 of a share of our common stock, increased from 0.2502 under the Initial Merger Agreement, together with a non-tradeable CVR tied to the financial performance of PyL, such that each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100 million and $150 million, respectively. In no event will our aggregate payments under the CVRs exceed 19.9% of the total consideration we pay in the transaction. As a result of the increase in the exchange ratio, following the completion of the merger, former Progenics stockholders’ aggregate ownership stake will increase to approximately 40% of the combined company from approximately 35% under the Initial Merger Agreement. Progenics’ stockholders will also now be entitled to appraisal rights as provided under Delaware law. The transaction contemplated by the Amended Merger Agreement was unanimously approved by the Boards of Directors of both companies and requires, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.
In addition, pursuant to the Amended Merger Agreement, the holder of each in-the-money Progenics Stock Option will be entitled to receive in exchange for each such in-the-money option (i) a Lantheus Stock Option converted based on the 0.31exchange ratio and (ii) a vested or unvested CVR depending on whether the underlying option is vested. Holders of out-of-the-money Progenics Stock Options will receive Lantheus Stock Options converted on an exchange ratio adjusted based on actual trading prices of common stock of Progenics and Lantheus Holdings prior to the effective time of the merger.
The Amended Merger Agreement also provides that on closing our board of directors will appoint Dr. Gerard Ber and Mr. Heinz Mausli, who are currently members of the board of directors of Progenics, to serve on our board of directors. In addition, our board of directors, subject to complying with applicable fiduciary duties, will use commercially reasonable efforts to cause Dr. Ber and Mr. Mausli to be nominated for reelection following the closing through 2023. Our board of directors will be reduced in size from ten to nine members at our annual meeting of stockholders on April 23, 2020 (or sooner if the transaction closes before then) and will be further reduced in size from nine to eight members prior to the date of our 2021 annual meeting of stockholders.
Except as described above, the material terms of the Amended Merger Agreement are substantially the same as the terms of the Initial Merger Agreement.
The transaction is currently expected to close in the second quarter of 2020. Upon completion of the acquisition, which the parties intend to report as tax-deferred to Progenics’ stockholders with respect to the stock component of the merger consideration for U.S. federal income tax purposes, the combined company will continue to be headquartered in North Billerica, Massachusetts and will trade on the NASDAQ under the ticker symbol LNTH.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our proposed acquisition of Progenics.
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our ultrasound microbubble contrast agent, DEFINITY, continues to be significant. DEFINITY is our fastest growing and highest margin commercial product. We anticipate DEFINITY sales will continue to grow and that DEFINITY will constitute a greater share of our overall product mix in 2020 as compared to prior years. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography contrast agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of December 31, 2019.
As we continue to pursue expanding our microbubble franchise, our activities include:

•
Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., we have an Orange Book-listed method of use patent expiring in March 2037 and additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our

DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patents to try to obtain similar method of use and manufacturing patent protection as granted in the U.S.
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
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2020 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2022. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.

•
Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We were recently granted a composition of matter patent on the modified formulation which runs through December 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in early 2021, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be better suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the next paragraph).

•
New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and contrast imaging generally. For example, we recently announced a strategic development and commercial collaboration with Cerevast in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide. We also recently announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis.

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

Global Mo-99 Supply
We currently have Mo-99 supply agreements with IRE, running through December 31, 2022, and renewable by us on a year-to-year basis thereafter, and with NTP and ANSTO, running through December 31, 2021. We also have a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension.
Although we have a globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa and ANSTO in Australia, we still face challenges in our Mo-99 supply chain. The NTP processing facility has had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced facility issues in its existing Mo-99 processing facility which resulted in a decrease in Mo-99 available to us.  In addition, as ANSTO transitioned from its existing Mo-99 processing facility to its new Mo-99 processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Mo-99 available to us.  Further, starting in late June 2019 and through the date of this filing, ANSTO’s new Mo-99 processing facility has experienced unscheduled production outages, and we are now relying on IRE and NTP to limit the impact of those ANSTO outages.  Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days.
ANSTO’s new Mo-99 processing facility, could eventually increase ANSTO’s Mo-99 production capacity from approximately 2,000 curies per week to 3,500 curies per week with additional committed financial and operational resources. At full ramp-up capacity, ANSTO’s new facility could provide incremental supply to our globally diversified Mo-99 supply chain and therefore mitigate some risk among our Mo-99 suppliers, although we can give no assurances to that effect. In addition, we also have a strategic arrangement with SHINE, a Wisconsin-based company, for the future supply of Mo-99. Under the terms of that agreement, SHINE will provide us Mo-99 once SHINE’s facility becomes operational and receives all necessary approvals, which SHINE now estimates will occur in 2022.
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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for a modified formulation of DEFINITY with SBL, which is located in South Korea. We currently believe that if approved by the FDA, the modified formulation could be commercially available in early 2021, although that timing cannot be assured. We are also building in-house specialized manufacturing capabilities at our North Billerica, Massachusetts facility, as part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. As a result, the positive contributions of those internally funded research and development programs have been a key factor in our historical results and success. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. For LMI 1195, our PET-based molecular imaging agent for the norepinephrine pathway, we are currently designing two Phase 3 clinical trials for the use of LMI 1195 for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively. The FDA has granted an Orphan Drug designation for the use of LMI 1195 in the management indication. We have also received notice of eligibility for a rare pediatric disease priority review voucher for a subsequent human drug application so long as LMI 1195 is approved by the FDA for its rare pediatric disease indication prior to September 30, 2022. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether or when LMI 1195 would be approved.
As part of our microbubble franchise strategy, we also conducted two Phase 3, open-label, multicenter studies to evaluate LVEF measurement accuracy and reproducibility of DEFINITY contrast-enhanced and unenhanced echocardiography as compared to non-contrast CMRI used as the truth standard. The first of the two trials, BENEFIT 1, enrolled 145 subjects. After reviewing the study results from BENEFIT 1, we concluded there was no statistically significant improvement in the accuracy of LVEF values for contrast-enhanced echocardiography versus unenhanced echocardiography as compared to CMRI. In addition, analyses of the secondary endpoints revealed no improvement in inter-reader variability between the contrast-enhanced and unenhanced echocardiograms for LVEF assessments. A post-hoc analysis, however, did show statistically significant improvements in left ventricular diastolic, systolic and stroke volume measurements with contrast-enhanced versus unenhanced echocardiography when compared to CMRI. We will continue to analyze the BENEFIT 1 data, and when the data from BENEFIT 2 are available, we will compile the data sets to analyze the full results of the trials.
New Initiatives

We continue to evaluate a number of different opportunities to acquire or in-license additional products, businesses and technologies to drive our future growth. We are particularly interested in expanding our presence in oncology, in radiotherapeutics as well as diagnostics. In addition to the Progenics Transaction described above, we recently entered into a strategic collaboration and license agreement with NanoMab Technology Limited, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available imaging biomarker research tool to pharmaceutical companies and academic centers conducting research and development on PD-L1 immuno-oncology treatments, including combination therapies. We can give no assurance as to when or if this collaboration will be successful or accretive to earnings.
In addition, as described above, we continue to expand our microbubble franchise. We recently announced a strategic development and commercial collaboration with Cerevast in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. We also recently announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma.
Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenues	$347,337	$343,374	$331,378
Cost of goods sold	172,526	168,489	169,243
Gross profit	174,811	174,885	162,135
Operating expenses
Sales and marketing	41,888	43,159	42,315
General and administrative	61,244	50,167	49,842
Research and development	20,018	17,071	18,125
Total operating expenses	123,150	110,397	110,282
Operating income	51,661	64,488	51,853
Interest expense	13,617	17,405	18,410
Loss on extinguishment of debt	3,196	—	2,442
Other expense (income)	6,221	(2,465)	(8,638)
Income before income taxes	28,627	49,548	39,639
Income tax (benefit) expense	(3,040)	9,030	(83,746)
Net income	$31,667	$40,518	$123,385

Comparison of the Periods Ended December 31, 2019 and 2018
Revenues
Segment revenues are summarized by product as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
U.S.
DEFINITY	$211,777	$178,440	$153,581	$33,337	18.7%	$24,859	16.2%
TechneLite	72,534	74,042	90,489	(1,508)	(2.0)%	(16,447)	(18.2)%
Other nuclear	36,231	48,935	54,822	(12,704)	(26.0)%	(5,887)	(10.7)%
Rebates and allowances	(16,553)	(12,837)	(8,890)	(3,716)	28.9%	(3,947)	44.4%
Total U.S. Revenues	303,989	288,580	290,002	15,409	5.3%	(1,422)	(0.5)%
International
DEFINITY	5,731	4,633	3,687	1,098	23.7%	946	25.7%
TechneLite	14,058	24,816	14,155	(10,758)	(43.4)%	10,661	75.3%
Other nuclear	23,574	25,349	23,558	(1,775)	(7.0)%	1,791	7.6%
Rebates and allowances	(15)	(4)	(24)	(11)	275.0%	20	(83.3)%
Total International Revenues	43,348	54,794	41,376	(11,446)	(20.9)%	13,418	32.4%
Worldwide
DEFINITY	217,508	183,073	157,268	34,435	18.8%	25,805	16.4%
TechneLite	86,592	98,858	104,644	(12,266)	(12.4)%	(5,786)	(5.5)%
Other nuclear	59,805	74,284	78,380	(14,479)	(19.5)%	(4,096)	(5.2)%
Rebates and allowances	(16,568)	(12,841)	(8,914)	(3,727)	29.0%	(3,927)	44.1%
Total Revenues	$347,337	$343,374	$331,378	$3,963	1.2%	$11,996	3.6%
2019 vs. 2018
The increase in U.S. segment revenues during the year ended December 31, 2019, as compared to the prior year is primarily due to a $33.3 million increase in DEFINITY revenue as a result of higher unit volume. This increase was offset, in part, by decreases primarily associated with lower Xenon and other nuclear product volume, an increase in rebate and allowance provisions and lower TechneLite revenue driven by temporary supplier disruptions.
The decrease in International segment revenues during the year ended December 31, 2019, as compared to the prior year is primarily due to a decrease of $10.8 million in TechneLite revenue primarily driven by opportunistic incremental demand in the prior year period and temporary supplier disruptions in the current period, lower volumes of other nuclear products and a negative exchange rate impact of approximately $0.4 million, offset in part, by higher DEFINITY revenue driven by increased volume.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s buying patterns and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2019	$4,654
Provision related to current period revenues	16,729
Adjustments relating to prior period revenues	(161)
Payments or credits made during the period	(14,237)
Balance, December 31, 2019	$6,985

Gross Profit
Gross profit is summarized by segment as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
U.S.	$164,051	$161,760	$154,671	$2,291	1.4%	$7,089	4.6%
International	10,760	13,125	7,464	(2,365)	(18.0)%	5,661	75.8%
Total Gross profit	$174,811	$174,885	$162,135	$(74)	—%	$12,750	7.9%
2019 vs. 2018
The increase in U.S. segment gross profit for the year ended December 31, 2019, as compared to the prior year is primarily attributable to higher DEFINITY unit volume. This was offset by lower TechneLite, Xenon and other nuclear product unit volume, as well as an increase in rebate and allowance provisions.
The decrease in International segment gross profit for the year ended December 31, 2019, as compared to the prior year is primarily attributable to lower volume of TechneLite and other nuclear products, offset in part, by higher DEFINITY gross profit driven by increased volume.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
U.S.	$39,672	$40,579	$39,471	$(907)	(2.2)%	$1,108	2.8%
International	2,216	2,580	2,844	(364)	(14.1)%	(264)	(9.3)%
Total Sales and marketing	$41,888	$43,159	$42,315	$(1,271)	(2.9)%	$844	2.0%
2019 vs. 2018
The decrease in the U.S. segment sales and marketing expenses for the year ended December 31, 2019, as compared to the prior year period is primarily due to lower market research activities and employee-related costs.
The decrease in the International segment sales and marketing expenses for the for the year ended December 31, 2019, as compared to the prior year period is primarily due to lower employee-related costs.
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
General and administrative expense is summarized by segment as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
U.S.	$60,752	$49,149	$49,269	$11,603	23.6%	$(120)	(0.2)%
International	492	1,018	573	(526)	(51.7)%	445	77.7%
Total General and administrative	$61,244	$50,167	$49,842	$11,077	22.1%	$325	0.7%

2019 vs. 2018
The increase in U.S. segment general and administrative expenses for the year ended December 31, 2019, as compared to the prior year is driven primarily by an increase in acquisition-related costs associated with the pending acquisition of Progenics and higher employee-related costs. This increase was offset, in part, by lower campus consolidation and information technology costs as a result of prior year efficiency projects.
The International segment general and administrative expenses decreased for the year ended December 31, 2019, as compared to the prior year, driven primarily by an insurance benefit received in the current period.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
U.S.	$19,352	$15,705	$16,692	$3,647	23.2%	$(987)	(5.9)%
International	666	1,366	1,433	(700)	(51.2)%	(67)	(4.7)%
Total Research and development	$20,018	$17,071	$18,125	$2,947	17.3%	$(1,054)	(5.8)%
2019 vs. 2018
The increase in U.S. segment research and development expenses for the year ended December 31, 2019, as compared to the prior year is primarily attributable to clinical research expenses related to DEFINITY studies, a one-time payment relating to a collaboration and license agreement entered into in Q2 2019, and higher employee-related costs.
The decrease in the International segment research and development expenses for the year ended December 31, 2019, as compared to the prior year period is driven by a European Phase 4 study for one of our products in the prior year.
Interest Expense
Interest expense for the year ended December 31, 2019 decreased $3.8 million as compared to the prior year period due to the refinancing of our existing indebtedness.
Loss on Extinguishment of Debt
During the year ended December 31, 2019, we incurred a $3.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness.
Other Expense (Income)
Other expense (income) changed by $8.7 million for the year ended December 31, 2019 as compared to the prior year, due to the reduction of indemnified receivables related to the release of our uncertain tax positions. The offset was recorded in income tax (benefit) expense. Refer to Note 5, Income Taxes. This expense, in part, was offset by the impact of proceeds received related to an arbitration award and an increase in interest income.
Income Tax (Benefit) Expense
Income tax (benefit) expense is summarized as follows:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	Change $	Change %	Change $	Change %
Income tax (benefit) expense	$(3,040)	$9,030	$(83,746)	$(12,070)	(133.7)%	$92,776	(110.8)%

The income tax benefit for the year ended December 31, 2019 was primarily due to the benefits arising from the release of uncertain tax positions and stock compensation deductions, netted with the tax effect on income generated in the period and the accrual of interest associated with uncertain tax positions. In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax (benefit) expense. Contemporaneously, changes in the tax indemnification receivable are recognized within other expense (income) in the consolidated statement of operations. Accordingly, as these reserves change, adjustments are included in income tax (benefit) expense with an offsetting adjustment included in other expense (income). Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities. Refer to Note 5, Income Taxes.
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
Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2019	2018	2017
Effective tax rate	(10.6)%	18.2%	(211.3)%
Our effective tax rate in fiscal 2019 differs from the U.S. statutory rate of 21% principally due to the release of uncertain tax positions and stock compensation deductions, offset by the impact of U.S. state taxes and the accrual of interest on uncertain tax positions.
The decrease in the effective income tax rate for the year ended December 31, 2019 as compared to the prior year period is primarily due to the release of uncertain tax positions in the current period.
Comparison of the Periods Ended December 31, 2018 and 2017
For a comparison of our results of operations for the fiscal years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$80,384	$61,193	$54,777
Net cash used in investing activities	$(22,061)	$(19,132)	$(16,309)
Net cash used in financing activities	$(78,881)	$(4,668)	$(13,450)
For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.

Net Cash Provided by Operating Activities
Net cash provided by operating activities of $80.4 million in the year ended December 31, 2019 was driven primarily by net income of $31.7 million plus $13.4 million of depreciation, amortization and accretion expense, changes in long-term income tax payable and other long-term liabilities of $13.2 million, stock-based compensation expense of $12.5 million, changes in long-term income tax receivable of $10.6 million, changes in deferred taxes of $9.7 million and debt extinguishment expense of $3.2 million. These net sources of cash were further increased by a net increase of $9.0 million related to movements in our working capital accounts during the period. The overall increases in cash from our working capital accounts were primarily driven by accrued expenses and the timing of purchases.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 reflected $22.1 million in capital expenditures.
Net cash used in investing activities during the year ended December 31, 2018 reflected $20.1 million in capital expenditures offset by the cash proceeds of $1.0 million received from the sale of land.
Net Cash Used in Financing Activities
Net cash used in financing activities during the year ended December 31, 2019 is primarily attributable to the net cash outflow of approximately $73 million in connection with the refinancing of our previous 2017 Facility, payments on long-term debt of $5.0 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.5 million. Starting in 2019, we require certain senior executives to cover tax liabilities resulting from the vesting of their equity awards pursuant to sell-to-cover transactions under 10b5-1 plans.
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
We are permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires us to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The 2019 Term Facility amortizes at 5.00% per year through September 30, 2022 and 7.5% thereafter, until its June 27, 2024 maturity date.
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
Please refer to Note 11, Long-term debt, net and other borrowings, for further details on the 2019 Facility.
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
At December 31, 2019, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $92.9 million of cash and cash equivalents at December 31, 2019. Our 2019 Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility may affect our ability to comply with the covenants in the 2019 Facility, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility as a source of liquidity.
In addition, in connection with the Progenics Transaction, which we expect to close in the second quarter of 2020, although the merger is structured as a stock-for-stock exchange, we will incur legal, accounting, financial advisory, consulting and printing fees, and transition, integration and other costs which we intend to fund from our available cash and the available cash of Progenics. The

CVRs we will issue in the Progenics Transaction will entitle holders thereof to future cash payments of 40% of PyL net sales over $100 million in 2022 and $150 million in 2023, which, if payable, we currently intend to fund from our then-available cash.
Based on our current operating plans, we believe that our existing cash and cash equivalents, results of operations and availability under our 2019 Revolving Facility will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Debt obligations (principal)	$195,000	$10,000	$21,250	$163,750	$—
Interest on debt obligations(a)	27,334	6,872	12,622	7,840	—
Operating lease obligations(b)	1,130	238	476	416	—
Purchase obligations(c)	10,330	4,132	6,198	—	—
Finance lease obligations	354	135	219	—	—
Other long-term liabilities(d)	—	—	—	—	—
Asset retirement obligations(e)	—	—	—	—	—
Total contractual obligations	$234,148	$21,377	$40,765	$172,006	$—
________________________________

(a)	Amounts relate to the estimated interest under our 2019 Term Facility based on interest rates in effect as of December 31, 2019.

(b)	Operating leases include minimum payments under leases for our facilities.

(c)	Excludes purchase orders for inventory in the normal course of business.

(d)
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2019, we had unrecognized tax benefits of $27.0 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

(e)
We have excluded asset retirement obligations from the table above due to the uncertainty of the timing of the future cash outflows related to the decommissioning of our radioactive operations. As of December 31, 2019, the liability, which was approximately $12.9 million, was measured at the present value of the obligation expected to be incurred of approximately $26.9 million.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements require us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements.
Revenue from Contracts with Customers
We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For our accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 did not have a material impact on our consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented.
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

Income Taxes
We account for income taxes using an asset and liability approach. Income tax (benefit) expense represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.
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
During the fourth quarter of 2018, we further determined that there was sufficient positive evidence that our Canada deferred tax assets were more-likely-than-not realizable as of December 31, 2018. Our conclusion was primarily driven by the achievement of a sustained level of profitability and the expectation of sustained future profitability. Accordingly, we released the valuation allowance previously recorded against our Canada net deferred tax assets resulting in an income tax benefit of $4.0 million. We continue to maintain a valuation allowance of $1.2 million on foreign net deferred tax assets generated where there is still an insufficient history of cumulative profitability in the relevant jurisdiction.
We account for uncertain tax positions using a recognition threshold and measurement analysis method for determining the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. We record the related interest and penalties to income tax (benefit) expense.
We have a tax indemnification agreement with BMS related to certain uncertain tax positions that arose prior to the acquisition of the business from BMS. The uncertain tax positions are recognized as long-term liabilities, and a tax indemnification receivable is recognized within other long-term assets. Changes in the tax indemnification receivable are recognized within other expense (income) in the consolidated statements of operations, and changes in the liabilities are recorded within the tax provision. Accordingly, as these reserves change, adjustments are included in income tax (benefit) expense with an offsetting adjustment included in other expense (income). Assuming that we continue to consider the receivable from BMS to be fully recoverable, there is no net effect on net income related to these liabilities and no net cash outflows.
During the fourth quarter of 2019, we reassessed the indemnified uncertain tax positions and obtained, with the assistance of third-party tax experts, additional technical insights with respect to the indemnified uncertain tax positions. On the basis of new information, we changed our estimate with respect to some of the indemnified uncertain tax positions. For the year ended December 31, 2019, we released $17.1 million of the liability for uncertain tax positions, including $12.7 million of accrued interest and penalties, recorded to income tax (benefit) expense, offset by a reduction in deferred tax assets of $3.3 million and a $13.8 million reduction of the indemnification receivable recorded in other expense (income).
The calculation of our uncertain tax positions involves certain estimates, assumptions and the application of complex tax regulations in multiple jurisdictions worldwide. Any material change in our estimates or assumptions, or the tax regulations, may have a material impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Beginning in 2019, we may from time to time use derivative financial instruments or other financial instruments to hedge these economic exposures related to foreign currencies. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Under our 2019 Facility, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of December 31, 2019, we had $195.0 million outstanding principal under our 2019 Term Facility with variable interest rates.
Furthermore, we are subject to interest rate risk in connection with our 2019 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2019, there was availability of $200.0 million on the 2019 Revolving Facility. Any increase in the interest rate under the 2019 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2019 Revolving Facility. The effect of a 100 basis points adverse change in market interest rates on our 2019 Term Facility, in excess of applicable minimum floors, on our interest expense would be approximately $2.4 million.
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
During the years ended December 31, 2019, 2018 and 2017, the net impact of foreign currency changes on transactions was a gain of less than $0.1 million, a loss of $0.6 million and a gain of $0.3 million, respectively. In 2019, we have entered into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2019, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Retirement Obligations - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company records asset retirement obligations associated with relevant federal, state, local, and foreign environmental laws and regulations that may require the Company to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where the Company does business or maintains properties. The Company establishes accruals when those costs are legally obligated and can be reasonably estimated. The asset retirement obligations are estimated, which may include the assistance of third-party environmental specialists, and are based on currently available information, regulatory requirements, remediation strategies, historical experience, the relative shares of the total remediation costs, a relevant discount rate, and the time periods of when estimated costs can be reasonably predicted. The asset retirement obligations balance was $12.9 million as of December 31, 2019.
We identified asset retirement obligations related to the decommissioning of certain facilities as a critical audit matter because the expected costs involve significant estimation by management in order to comply with relevant regulatory requirements. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve environmental specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asset retirement obligations included the following, among others:

•
We tested the effectiveness of controls related to the determination of asset retirement obligations, including management’s controls over the review of the expected decommissioning costs used in the determination of the asset retirement obligations.

•	We evaluated the methods and assumptions used by management to estimate the expected decommissioning costs used in the determination of the asset retirement obligations.

•	We made inquiries of management regarding the relevant regulatory requirements.

•	With the assistance of auditor specialists who have expertise in environmental matters and specialized skills and training, we:

–	Evaluated the relevant professional experience of management’s third-party environmental specialist.

–	Evaluated the completeness of the expected decommissioning costs by conducting a search of new or revised relevant regulatory requirements that would impact the Company’s cost estimate.

–
Evaluated the accuracy of management’s methods and assumptions to estimate the cost to remove, mitigate, or remediate the effects of the disposal or release of chemical substances through comparison of the expected decommissioning costs with the relevant regulatory requirements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2020
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$92,919	$113,401
Accounts receivable, net	43,529	43,753
Inventory	29,180	33,019
Other current assets	7,283	5,242
Total current assets	172,911	195,415
Property, plant and equipment, net	116,497	107,888
Intangibles, net	7,336	9,133
Goodwill	15,714	15,714
Deferred tax assets, net	71,834	81,449
Other long-term assets	21,627	30,232
Total assets	$405,919	$439,831
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$10,143	$2,750
Accounts payable	18,608	17,955
Accrued expenses and other liabilities	37,360	32,050
Total current liabilities	66,111	52,755
Asset retirement obligations	12,883	11,572
Long-term debt, net and other borrowings	183,927	263,709
Other long-term liabilities	28,397	40,793
Total liabilities	291,318	368,829
Commitments and contingencies (see Note 15)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 39,251 and 38,466 shares issued and outstanding, respectively)	393	385
Additional paid-in capital	251,641	239,865
Accumulated deficit	(136,473)	(168,140)
Accumulated other comprehensive loss	(960)	(1,108)
Total stockholders’ equity	114,601	71,002
Total liabilities and stockholders’ equity	$405,919	$439,831
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$347,337	$343,374	$331,378
Cost of goods sold	172,526	168,489	169,243
Gross profit	174,811	174,885	162,135
Operating expenses
Sales and marketing	41,888	43,159	42,315
General and administrative	61,244	50,167	49,842
Research and development	20,018	17,071	18,125
Total operating expenses	123,150	110,397	110,282
Operating income	51,661	64,488	51,853
Interest expense	13,617	17,405	18,410
Loss on extinguishment of debt	3,196	—	2,442
Other expense (income)	6,221	(2,465)	(8,638)
Income before income taxes	28,627	49,548	39,639
Income tax (benefit) expense	(3,040)	9,030	(83,746)
Net income	$31,667	$40,518	$123,385
Net income per common share:
Basic	$0.81	$1.06	$3.31
Diluted	$0.79	$1.03	$3.17
Weighted-average common shares outstanding:
Basic	38,988	38,233	37,276
Diluted	40,113	39,501	38,892
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$31,667	$40,518	$123,385
Other comprehensive income (loss):
Foreign currency translation	148	(74)	(87)
Total other comprehensive income (loss)	148	(74)	(87)
Comprehensive income	$31,815	$40,444	$123,298
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2017	36,756	$367	$226,462	$(332,398)	$(947)	$(106,516)
Net income	—	—	—	123,385	—	123,385
Other comprehensive loss	—	—	—	—	(87)	(87)
Stock option exercises and employee stock plan purchases	478	5	3,429	—	—	3,434
Vesting of restricted stock awards	744	8	(8)	—	—	—
Shares withheld to cover taxes	(214)	(2)	(2,851)	—	—	(2,853)
Stock-based compensation	—	—	5,928	—	—	5,928
Balance, December 31, 2017	37,765	378	232,960	(209,013)	(1,034)	23,291
Net income	—	—	—	40,518	—	40,518
Forfeiture of dividend equivalent right	—	—	—	355	—	355
Other comprehensive loss	—	—	—	—	(74)	(74)
Stock option exercises and employee stock plan purchases	223	2	1,578	—	—	1,580
Vesting of restricted stock awards	672	7	(7)	—	—	—
Shares withheld to cover taxes	(194)	(2)	(3,384)	—	—	(3,386)
Stock-based compensation	—	—	8,718	—	—	8,718
Balance, December 31, 2018	38,466	385	239,865	(168,140)	(1,108)	71,002
Net income	—	—	—	31,667	—	31,667
Other comprehensive income	—	—	—	—	148	148
Stock option exercises and employee stock plan purchases	95	1	1,745	—	—	1,746
Vesting of restricted stock awards and units	796	8	(8)	—	—	—
Shares withheld to cover taxes	(106)	(1)	(2,453)	—	—	(2,454)
Stock-based compensation	—	—	12,492	—	—	12,492
Balance, December 31, 2019	39,251	$393	$251,641	$(136,473)	$(960)	$114,601
The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$31,667	$40,518	$123,385
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	13,379	13,929	19,231
Amortization of debt related costs	978	1,279	1,361
Provision for bad debt	146	321	136
Provision for excess and obsolete inventory	1,851	2,875	1,215
Stock-based compensation	12,492	8,718	5,928
Loss on impairment of land	—	—	912
Loss on extinguishment of debt	3,196	—	2,442
Deferred taxes	9,725	5,762	(86,946)
Long-term income tax receivable	10,635	(2,855)	(8,413)
Long-term income tax payable and other long-term liabilities	(13,156)	3,219	2,793
Other	422	1,399	1,049
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	156	(3,985)	(3,407)
Inventory	1,994	(8,690)	(9,620)
Other current assets	(2,411)	(661)	(388)
Accounts payable	3,233	(2,886)	604
Accrued expenses and other liabilities	6,077	2,250	4,495
Net cash provided by operating activities	80,384	61,193	54,777
Investing activities
Capital expenditures	(22,061)	(20,132)	(17,543)
Proceeds from sale of assets	—	1,000	1,234
Net cash used in investing activities	(22,061)	(19,132)	(16,309)
Financing activities
Proceeds from issuance of common stock	573	428	187
Payments for public offering costs	—	—	(74)
Proceeds from issuance of long-term debt	199,461	—	274,313
Payments on long-term debt and other borrowings	(275,376)	(2,862)	(286,694)
Deferred financing costs	(2,258)	—	(1,576)
Proceeds from stock option exercises	1,173	1,152	3,247
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,454)	(3,386)	(2,853)
Net cash used in financing activities	(78,881)	(4,668)	(13,450)
Effect of foreign exchange rates on cash and cash equivalents	76	(282)	94
Net (decrease) increase in cash and cash equivalents	(20,482)	37,111	25,112
Cash and cash equivalents, beginning of year	113,401	76,290	51,178
Cash and cash equivalents, end of year	$92,919	$113,401	$76,290

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12,253	$15,869	$16,653
Income taxes, net of refunds of $2, $35 and $17, respectively	$274	$90	$106
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$4,175	$7,395	$2,738
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
The Company’s product portfolio includes an ultrasound contrast agent, nuclear imaging products and a radiotherapeutic product. The Company’s principal products include the following:

•
DEFINITY is a microbubble contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures.

•
TechneLite is a Tc-99m generator that provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Mo-99 as its active ingredient.

Sales of the Company’s microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., the Company’s nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of the Company’s nuclear imaging product sales in the U.S. are made through the Company’s direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. The Company owns one radiopharmacy in Puerto Rico where they sell their own products as well as products of third parties to end-users.
The Company also maintains its own direct sales force in Canada for certain of its products. In Europe, Australia, Asia-Pacific and Latin America, the Company generally relies on third-party distributors to market, sell and distribute its nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis.
Progenics Transaction
On October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) to acquire Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX) (“Progenics”) in an all-stock transaction. Progenics is an oncology company developing innovative medicines and artificial intelligence to find, fight and follow cancer. Under the terms of the Initial Merger Agreement, the Company agreed to acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio. Progenics stockholders would have received 0.2502 shares of the Company’s common stock for each share of Progenics common stock, representing an approximately 35% aggregate ownership stake in the combined company. The transaction contemplated by the Initial Merger Agreement was unanimously approved by the Boards of Directors of both companies and was subject to the terms and conditions set forth in the Initial Merger Agreement, including, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.  The Initial Merger Agreement further provides that in the event of a termination of the Initial Merger Agreement under certain circumstances, one party may be required to pay the other party a termination fee equal to $18.3 million. In the event of a termination of the Merger Agreement as a result of Progenics stockholders failing to adopt the Initial Merger Agreement, Progenics may be required to reimburse reasonable and documented out-of-pocket expenses incurred by the Company in connection with the Merger Agreement not to exceed $5.3 million.
On February 20, 2020, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Progenics that, among other things, increases the exchange ratio and provides for the issuance of CVRs in connection with the transaction. See Note 20, “Subsequent Events” for further details on the Amended Merger Agreement.

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
Income Taxes
The Company accounts for income taxes using an asset and liability approach. Income tax (benefit) expense represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.
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
The Company accounts for uncertain tax positions using a two-step recognition threshold and measurement analysis method to determine the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to other long-term assets and liabilities, or adjustments to deferred taxes, or both. The Company records the related interest and penalties to income tax (benefit) expense.
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
As of December 31, 2019, no customer accounted for greater than 10% of accounts receivable, net. One customer accounted for approximately 11% of accounts receivable, net for the year ended December 31, 2018. No customer accounted for greater than 10% of revenues for the years ended December 31, 2019 and December 31, 2018. Three customers accounted for approximately 12%, 10% and 10% of revenues for the year ended December 31, 2017.
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
The Company has Mo-99 supply agreements with IRE of Belgium, running through December 31, 2022, and renewable by the Company on a year-to-year basis thereafter, and with ANSTO and NTP, running through December 31, 2021. The Company also has a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension. The Company currently relies on IRE as the sole supplier of bulk-unprocessed Xenon which the Company processes and finishes for its customers. The Company currently relies on JHS as its sole source manufacturer of DEFINITY, Neurolite, Cardiolite and evacuation vials for TechneLite.
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2019	2018	2017
DEFINITY	62.6%	53.3%	47.5%
TechneLite	24.9%	28.8%	31.6%
Inventory
Inventory includes material, direct labor and related manufacturing overhead and is stated at the lower of cost and net realizable value on a first-in, first-out basis. The Company records inventory when the Company takes title to the product.
The Company assesses the recoverability of inventory to determine whether adjustments for excess and obsolete inventory are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based on product shelf life, forecasted demand and other factors.
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. As of December 31, 2019 and 2018, the Company had no capitalized inventories associated with product that did not have regulatory approval, respectively.

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
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2019, 2018 or 2017.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2019, 2018 and 2017, the Company incurred $3.8 million, $4.0 million and $4.4 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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
Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other expense (income) in the consolidated statements of operations.
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
Other Expense (Income)
Other expense (income) consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Foreign currency (gains) losses	$(33)	$557	$(253)
Tax indemnification expense (income), net	10,635	(2,855)	(8,367)
Interest income	(686)	(167)	(18)
Arbitration award	(3,453)	—	—
Other income	(242)	—	—
Total other expense (income)	$6,221	$(2,465)	$(8,638)
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

Asset Retirement Obligations
The Company’s compliance with federal, state, local and foreign environmental laws and regulations may require it to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where it does business or maintains properties. The Company establishes accruals when those costs are legally obligated and can be reasonably estimated. Accrual amounts are estimated, which may include the assistance of third-party environmental specialists, and are based on currently available information, regulatory requirements, remediation strategies, historical experience, the relative shares of the total remediation costs, a relevant discount rate, and the time periods of when estimated costs can be reasonably predicted. Changes in these assumptions could impact the Company’s future reported results.
The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and San Juan, Puerto Rico sites. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica, Massachusetts campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2019 and 2018, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
Self-Insurance Reserves
The Company’s consolidated balance sheets at both December 31, 2019 and 2018 include $0.6 million of accrued liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity). The Company also maintains a separate cash account to fund these medical claims and must maintain a minimum balance as determined by the plan administrator. The balance of this restricted cash account was approximately $0.2 million and $0.1 million at December 31, 2019 and 2018, respectively, and is included in other current assets.

Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”
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

		January 1, 2020	The Company has completed its assessment on the impact of the standard and concluded that upon adoption of this standard there will not be a material impact to its consolidated financial statements.

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Accounting Standards Adopted During the Year Ended December 31, 2019
ASU 2016-02, “Leases (Topic 842)”
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

January 1, 2019
See Note 13, "Leases" for the required disclosures related to the impact of adopting this standard.

The adoption of this standard resulted in the recording of an additional lease asset and lease liability of approximately $1.1 million as of January 1, 2019.

3. Revenue from Contracts with Customers
Adoption of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”)
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented.
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
Disaggregation of Revenue

The following table summarizes revenue by revenue source and reportable segment as follows:

	Year Ended December 31,
Major Products/Service Lines by Segment (in thousands)	2019	2018
U.S.
Product revenue, net(1)	$303,989	$288,580
Total U.S. revenues	303,989	288,580
International
Product revenue, net(1)	41,287	52,556
License and royalty revenues	2,061	2,238
Total International revenues	43,348	54,794
Total revenues	$347,337	$343,374
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
The Company typically invoices customers upon satisfaction of identified performance obligations. As the Company’s standard payment terms are 30 to 60 days from invoicing, the Company has elected to use the significant financing component practical expedient.
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
License and Royalty Revenues
The Company has entered into licensing agreements, under which it licenses certain rights to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The Company also has distribution licenses which are treated as combined performance obligations with the delivery of its products and are classified as product revenue, net.
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
Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2019, the Company is constraining variable consideration related to milestone payments requiring regulatory approvals.

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
Contract Costs
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient to expense the costs as they are incurred, within sales and marketing expenses, since the amortization period is less than one year.
The Company recognized certain revenues as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Amounts included in the contract liability at the beginning of the period	$33	$33
Performance obligations satisfied (or partially satisfied) in previous periods	$—	$—
The Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. As such, the Company is not disclosing the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period.
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

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$39,530	$39,530	$—	$—
Total	$39,530	$39,530	$—	$—

	December 31, 2018
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Money market	$61,391	$61,391	$—	$—
Total	$61,391	$61,391	$—	$—
5. Income Taxes
The components of income before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S.	$25,432	$46,945	$39,559
International	3,195	2,603	80
Income before income taxes	$28,627	$49,548	$39,639
The income tax (benefit) expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$287	$(21)	$(58)
State	(13,166)	3,424	3,242
International	114	(135)	16
	(12,765)	3,268	3,200
Deferred
Federal	8,712	7,821	(71,742)
State	790	1,411	(15,220)
International	223	(3,470)	16
	9,725	5,762	(86,946)
Income tax (benefit) expense	$(3,040)	$9,030	$(83,746)

The reconciliation of income taxes at the U.S. federal statutory rate to the actual income taxes is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S. statutory rate	$6,012	$10,405	$13,873
Permanent items	3,737	505	(1,916)
Uncertain tax positions	(13,156)	3,227	3,128
Other tax credits	(1,685)	(742)	(175)
State and local taxes	1,914	2,125	1,252
Impact of rate change on deferred taxes	—	—	45,129
True-up of prior year tax	—	—	7
Foreign tax rate differential	(238)	30	97
Valuation allowance	(22)	(4,073)	(141,094)
Benefit of windfall related to stock compensation	(2,768)	(1,760)	(2,723)
Increase in indemnification deferred tax asset	2,531	(731)	(1,055)
Other	635	44	(269)
Income tax (benefit) expense	$(3,040)	$9,030	$(83,746)
The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2019	2018
Deferred Tax Assets
Federal benefit of state tax liabilities	$5,278	$7,809
Reserves, accruals and other	15,026	11,005
Inventory obsolescence	550	428
Capitalized research and development	5,086	7,491
Amortization of intangibles other than goodwill	1,569	2,809
Net operating loss carryforwards	47,095	55,938
Depreciation	56	—
Deferred tax assets	74,660	85,480
Deferred Tax Liabilities
Reserves, accruals and other	(881)	(1,078)
Customer relationships	(707)	(986)
Depreciation	—	(727)
Deferred tax liability	(1,588)	(2,791)
Less: valuation allowance	(1,238)	(1,240)
	$71,834	$81,449
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets, net	$71,834	$81,449
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

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. During the fourth quarter of fiscal year 2018, the Company's Canada subsidiary entered an accumulated three year period of profitability, removing a strong item of negative evidence previously supporting the recording of a full valuation allowance. Management has determined that the weight of the relevant positive evidence outweigh the negative evidence, and released the valuation allowance against its Canada subsidiary's net deferred tax assets, resulting in an income tax benefit of $4.0 million in fiscal 2018. The Company continues to record a valuation allowance of $1.2 million against the net deferred tax assets of its U.K. subsidiary.
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
A summary of the changes in the Company’s valuation allowance is summarized below:

(in thousands)	Amount
Balance, January 1, 2018	$5,368
Charged to income tax (benefit) expense	(103)
Foreign currency	(56)
Release valuation allowance	(3,969)
Balance, December 31, 2018	1,240
Charged to income tax (benefit) expense	(22)
Foreign currency	20
Release valuation allowance	—
Balance, December 31, 2019	$1,238
The Company’s U.S. federal income tax returns are subject to examination for three years. The state and foreign income tax returns are subject to examination for periods varying from three to four years depending on the specific jurisdictions’ statutes of limitation.
At December 31, 2019, the Company has U.S. federal net operating loss carryovers of approximately $174.0 million, which will expire between 2032 and 2037, and U.S. federal research credits of $1.4 million which will begin to expire in 2037. The Company has state research credit carryforwards of $3.0 million, which will expire between 2024 and 2033. The Company has state investment tax credit carryforwards of $2.1 million, of which $0.7 million have no expiration date, and the remainder of which will begin to expire in 2020 and fully expire in 2022.

A reconciliation of the Company’s changes in uncertain tax positions for 2019 and 2018 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2018	$9,866
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(4)
Settlements	—
Lapse of statute of limitations	(74)
Balance of uncertain tax positions as of December 31, 2018	9,788
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(4,496)
Settlements	—
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2019	$5,292
In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company recorded a liability for uncertain tax positions related to the acquired business and simultaneously entered into a tax indemnification agreement with BMS under which BMS agreed to indemnify the Company for any payments made to settle those uncertain tax positions with the taxing authorities. Accordingly, a long-term receivable is recorded to account for the expected value to the Company of future indemnification payments, net of actual tax benefits received, to be paid on behalf of the Company by BMS. The tax indemnification receivable is recorded within other long-term assets.
In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax (benefit) expense. Contemporaneously, changes in the tax indemnification receivable are recognized within other expense (income) in the consolidated statement of operations. Accordingly, as these reserves change, adjustments are included in income tax (benefit) expense with an offsetting adjustment included in other expense (income). Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities.
For the year ended December 31, 2019, the Company released $17.1 million of liabilities for uncertain tax positions, including interest and penalties of $12.7 million. This included a release of a liability of $1.9 million, including interest and penalties of $1.4 million, arising from a settlement during the year. The remaining release of $15.2 million of liability was due to a change in estimate with respect to the Company’s indemnified uncertain tax positions. In late 2019 the Company reassessed its indemnified uncertain tax positions and obtained, with the assistance of third-party tax experts, additional technical insights with respect to the indemnified uncertain tax positions. On the basis of the new information obtained, the Company changed its estimate with respect to certain of its indemnified uncertain tax positions and consequently released $15.2 million of related reserves.
The combined release of $17.1 million was recorded to income tax (benefit) expense and offset by a reduction in deferred tax assets of $3.3 million and a $13.8 million reduction of the indemnification receivable recorded to other expense (income).  The amount due from BMS as of December 31, 2019, was also increased by $3.2 million, due to the accrual of interest on the liability with respect to the remaining uncertain tax positions. Similarly, the amount due from BMS increased by $3.3 million in 2018, due to the accrual of interest on the existing liability for uncertain tax positions. In 2017, the amount due from BMS increased by $8.4 million, primarily due to the decrease in U.S. corporate tax rates effective January 1, 2018. As noted above, there is no effect on net income or net cash flows in any period due to the indemnification agreement in place.
As of December 31, 2019 and 2018, total liabilities for uncertain tax positions including interest and penalties were $27.0 million and $40.2 million, respectively, consisting of uncertain tax positions of $5.3 million and $9.8 million, interest accruals of $20.7 million and $28.2 million, and penalty accruals of $1.0 million and $2.2 million, respectively. As of December 31, 2019 and 2018, all of these liabilities were included in other long-term liabilities. Included in the 2019, 2018 and 2017 tax provisions are a benefit of $13.2 million and expense of $3.2 million and $3.1 million, respectively, relating to accrual of interest, net of benefits for reversals of uncertain tax positions, recognized upon settlements, effective settlements or lapses of relevant statutes of limitation.
The total long-term asset related to the indemnification was $18.9 million and $29.5 million at December 31, 2019 and 2018, respectively.  Included in other expense (income) for the years ended December 31, 2019, 2018 and 2017, is tax indemnification expense (income), net of $10.6 million, $(2.9) million and $(8.4) million, respectively. For the year ended December 31, 2017, $6.5 million of the tax indemnification income is related to the impact of the U.S. federal tax rate reduction, and the remainder arises from increases in the indemnified liabilities.

6. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2019	2018
Raw materials	$11,417	$11,100
Work in process	9,450	4,261
Finished goods	8,313	17,658
Total inventory	$29,180	$33,019
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2019	2018
Land	$13,450	$13,450
Buildings	75,654	64,444
Machinery, equipment and fixtures	87,763	69,298
Computer software	20,739	19,266
Construction in progress	10,546	24,169
	208,152	190,627
Less: accumulated depreciation and amortization	(91,655)	(82,739)
Total property, plant and equipment, net	$116,497	$107,888
Depreciation and amortization expense related to property, plant & equipment, net, was $10.3 million, $10.1 million and $14.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
8. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and San Juan, Puerto Rico sites. As of December 31, 2019, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2019	$11,572
Revisions in estimated cash flows	20
Accretion expense	1,291
Balance, December 31, 2019	$12,883
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

9. Intangibles, Net
Intangibles, net, consisted of the following:

	December 31, 2019
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,407)	$3,133
Customer relationships	Accelerated	99,019	(94,816)	4,203
Total		$112,559	$(105,223)	$7,336

	December 31, 2018
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(9,856)	$3,684
Customer relationships	Accelerated	98,912	(93,463)	5,449
Patents	Straight-Line	6,570	(6,570)	—
Total		$119,022	$(109,889)	$9,133
The Company recorded amortization expense for its intangible assets of $1.8 million, $2.6 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2020	$1,568
2021	1,311
2022	1,174
2023	579
2024	496
2025 and thereafter	2,208
Total	$7,336
10. Accrued Expenses and Other Liabilities
Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2019	2018
Compensation and benefits	$15,100	$15,962
Freight, distribution and operations	6,260	7,721
Accrued rebates, discounts and chargebacks	6,985	4,654
Accrued professional fees	6,917	1,673
Other	2,098	2,040
Total accrued expenses and other liabilities	$37,360	$32,050
11. Long-Term Debt, Net, and Other Borrowings
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
2019 Term Facility
The 2019 Term Loans under the 2019 Term Facility bear interest, with pricing based from time to time at the Company’s election at (i) LIBOR plus a spread ranging from 1.25% to 2.25% as determined by the Company’s total net leverage ratio (as defined in the 2019 Credit Agreement) or (ii) the Base Rate (as defined in the 2019 Credit Agreement) plus a spread ranging from 0.25% to 1.25% as determined by the Company’s total net leverage ratio. The use of the LIBOR is expected to be phased out by the end of 2021. The 2019 Credit Agreement allows for a replacement interest rate in the event the LIBOR is phased out. At December 31, 2019, the Company’s interest rate under the 2019 Term Facility was 3.55%.
The Company is permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires the Company to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The 2019 Term Loans mature in June 2024.
As of December 31, 2019, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
2020	$10,000
2021	10,000
2022	11,250
2023	15,000
2024	148,750
Total principal outstanding	195,000
Unamortized debt discount	(485)
Unamortized debt issuance costs	(774)
Finance lease liabilities	329
Total	194,070
Less: current portion	(10,143)
Total long-term debt	$183,927
2019 Revolving Facility
Under the terms of the 2019 Revolving Facility, the lenders thereunder agreed to extend credit to the Company from time to time until June 27, 2024 consisting of revolving loans (the “Revolving Loans” and, together with the 2019 Term Loans, the “Loans”) in an aggregate principal amount not to exceed $200 million (the “Revolving Commitment”) at any time outstanding. The 2019 Revolving Facility includes a $20 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2019 Revolving Facility includes a $10 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2019 Revolving Facility are expected to be used for working capital and other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving

Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2019, there were no outstanding borrowings under the 2019 Revolving Facility.
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
2019 Facility Financial Covenant

Period	Consolidated Leverage Ratio
Q1 2020 to Q2 2020	4.00 to 1.00
Q3 2020 to Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00
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
12. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2019, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company.
The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016, 2017 and 2019 which increased the common stock reserved for issuance under the plan to an aggregate 6,580,277 shares.
Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of goods sold	$2,091	$1,140	$1,692
Sales and marketing	1,953	1,244	640
General and administrative	6,990	4,990	2,964
Research and development	1,458	1,344	632
Total stock-based compensation expense	$12,492	$8,718	$5,928

Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.
A summary of option activity for 2019 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	357,075	$17.50
Options granted	—	$—
Options exercised	(67,558)	$17.37
Options cancelled and expired	(17,293)	$18.66
Outstanding at December 31, 2019	272,224	$17.44	3.7	1,096,000
Exercisable at December 31, 2019	272,224	$17.44	3.7	1,096,000
During the years ended December 31, 2019, 2018 and 2017, 67,558, 192,550 and 465,232 options were exercised having aggregate intrinsic values of $0.6 million, $2.4 million and $5.1 million, respectively.
Restricted Stock
A summary of restricted stock awards and restricted stock units activity for 2019 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2019	1,508,539	$9.51
Granted	409,821	$23.33
Vested	(795,503)	$8.52
Forfeited	(91,085)	$15.84
Nonvested balance at December 31, 2019	1,031,772	$15.20
As of December 31, 2019, there was $9.9 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant-date fair value for restricted stock granted during the fiscal years ended December 31, 2019, 2018 and 2017 was $23.33, $15.46 and $12.94 per share, respectively. The total fair value of restricted stock vested in fiscal years 2019, 2018 and 2017 was $6.8 million, $4.3 million and $2.9 million, respectively.
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

A summary of performance restricted stock award activity for 2019 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2019	241,880	$16.71
Granted	—	$—
Vested	—	$—
Forfeited	(15,870)	$18.10
Nonvested balance at December 31, 2019	226,010	$16.62
As of December 31, 2019, there was $0.4 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 0.2 years.
The weighted average grant-date fair value for performance restricted stock granted during the fiscal year ended December 31, 2017 was $16.69 per share.
Total Stockholder Return Restricted Stock Awards (“TSR Awards”)
During the years ended December 31, 2019 and 2018, the Company granted total stockholder return (“TSR”) Awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo Simulation valuation model with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	71.7%	84.3%
Risk-free interest rate	2.4%	2.4%
Expected life (in years)	2.9	2.8
Expected dividend yield	—	—
A summary of TSR Award activity for 2019 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2019	179,913	$22.76
Granted	152,869	$39.92
Vested	—	$—
Forfeited	(26,552)	$31.64
Nonvested balance at December 31, 2019	306,230	$30.56
As of December 31, 2019, there was $5.8 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant-date fair value for TSR Awards granted during the fiscal years ended December 31, 2019 and 2018 was $39.92 and $22.76 per share, respectively.

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
13. Leases
Adoption of ASC Topic 842, “Leases”
The Company adopted ASC 842 on January 1, 2019, using the prospective approach which provides a method for recording existing leases at adoption using the effective date of the standard as its initial application date. ASC 842 generally requires all leases to be recognized on the balance sheet. In addition, the Company elected the relief package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company not to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, Leases. The adoption of ASC 842 resulted in the recording of an additional lease asset and lease liability of approximately $1.1 million as of January 1, 2019. ASC 842 did not materially impact the Company’s consolidated results of operations, equity or cash flows as of the adoption date or for the periods presented.
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
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2019
Assets
Operating	Other long-term assets	$935
Finance	Property, plant and equipment, net	348
Total leased assets		$1,283
Liabilities
Current
Operating	Accrued expenses and other liabilities	$193
Finance	Current portion of long-term debt and other borrowings	143
Noncurrent
Operating	Other long-term liabilities	812
Finance	Long-term debt, net and other borrowings	186
Total leased liabilities		$1,334
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease expense	$223
Finance lease expense
Amortization of ROU assets	167
Interest on lease liabilities	11
Short-term lease expense	91
Total lease expense	$492
Other information related to leases were as follows:

December 31, 2019
Weighted-average remaining lease term (Years):
Operating leases	4.8
Finance leases	2.5
Weighted-average discount rate:
Operating leases	5.1%
Finance leases	5.4%

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	230
Operating cash flows from finance leases	11
Financing cash flows from finance leases	190
ROU assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	379
Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$238	$135
2021	238	136
2022	238	83
2023	238	—
2024	178	—
Total future minimum lease payments	1,130	354
Less: interest	125	25
Total	$1,005	$329

14. Net Income Per Common Share
A summary of net income per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net income	$31,667	$40,518	$123,385

Basic weighted-average common shares outstanding	38,988	38,233	37,276
Effect of dilutive stock options	75	61	288
Effect of dilutive restricted stock	1,050	1,207	1,328
Diluted weighted-average common shares outstanding	40,113	39,501	38,892

Basic income per common share	$0.81	$1.06	$3.31
Diluted income per common share	$0.79	$1.03	$3.17

Antidilutive securities excluded from diluted net income per common share	50	424	604
15. Commitments and Contingencies
Purchase Commitments
The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
As of December 31, 2019, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2020	$4,132
2021	4,132
2022	2,066
Total	$10,330
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
In October 2019, the Company was awarded a total of approximately $3.5 million, consisting of damages, pre-judgment interest, and certain arbitration fees, compensation and expenses in its arbitration with Pharmalucence in connection with a Manufacturing and Supply Agreement dated November 12, 2013, under which Pharmalucence agreed to manufacture and supply DEFINITY for the Company. The commercial arrangement contemplated by that agreement was repeatedly delayed and ultimately never successfully realized. After extended settlement discussions between Sun Pharma, the ultimate parent of Pharmalucence, and the Company, which did not lead to a mutually acceptable outcome, on November 10, 2017, the Company filed an arbitration demand (and later an amended arbitration demand) with the American Arbitration Association against Pharmalucence, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious misrepresentation and violation of the Massachusetts Consumer Protection Law, also known as Chapter 93A. In November 2019, the Company received proceeds of $3.5 million, which is recorded in other expense (income) in the consolidated statement of operations.
As of December 31, 2019, except as disclosed above the Company had no material ongoing litigation in which the Company was a party. In addition, the Company had no material ongoing regulatory or other proceedings and no knowledge of any investigations by government or regulatory authorities in which the Company is a target, in either case that the Company believes could have a material and adverse effect on its current business.
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $2.1 million, $1.8 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Selected information regarding the Company’s segments are provided as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue by product from external customers
U.S.
DEFINITY	$211,777	$178,440	$153,581
TechneLite	72,534	74,042	90,489
Other nuclear	36,231	48,935	54,822
Rebates and allowances	(16,553)	(12,837)	(8,890)
Total U.S. Revenues	303,989	288,580	290,002
International
DEFINITY	5,731	4,633	3,687
TechneLite	14,058	24,816	14,155
Other nuclear	23,574	25,349	23,558
Rebates and allowances	(15)	(4)	(24)
Total International Revenues	43,348	54,794	41,376
Worldwide
DEFINITY	217,508	183,073	157,268
TechneLite	86,592	98,858	104,644
Other nuclear	59,805	74,284	78,380
Rebates and allowances	(16,568)	(12,841)	(8,914)
Total Revenues	$347,337	$343,374	$331,378

	Year Ended December 31,
(in thousands)	2019	2018	2017
Geographical revenues
U.S.	$303,989	$288,580	$290,002
International	43,348	54,794	41,376
Total revenues	$347,337	$343,374	$331,378

Operating income
U.S.	$44,275	$56,327	$49,239
International	7,386	8,161	2,614
Operating income	51,661	64,488	51,853
Interest expense	13,617	17,405	18,410
Loss on extinguishment of debt	3,196	—	2,442
Other expense (income)	6,221	(2,465)	(8,638)
Income before income taxes	$28,627	$49,548	$39,639

Depreciation and amortization
U.S.	$11,673	$12,278	$17,672
International	414	491	517
Total depreciation and amortization	$12,087	$12,769	$18,189

	December 31,
(in thousands)	2019	2018
Long-lived assets
U.S.	$115,560	$106,755
International	937	1,133
Total long-lived assets	$116,497	$107,888
18. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charged to Income	Deductions from Reserves(1)	Other Adjustments	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2019	$1,119	$146	$(323)	$—	$942
Year ended December 31, 2018	$977	$321	$(179)	$—	$1,119
Year ended December 31, 2017	$969	$136	$(128)	$—	$977

Rebates and allowances
Year ended December 31, 2019	$4,654	$16,729	$(14,237)	$(161)	$6,985
Year ended December 31, 2018	$2,860	$13,202	$(11,047)	$(361)	$4,654
Year ended December 31, 2017	$2,297	$9,568	$(8,351)	$(654)	$2,860
________________________________

(1)	Amounts charged to deductions from allowance for doubtful accounts represent the write-off of uncollectible balances and represent payments for rebates and allowances.

19. Quarterly Consolidated Financial Data (Unaudited)
Summarized quarterly consolidated financial data is presented below:

	Quarterly Periods During the Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$86,510	$85,705	$85,776	$89,346
Gross profit	$44,084	$44,573	$41,589	$44,565
Net income	$9,949	$6,412	$4,856	$10,450
Basic income per weighted-average share(a)	$0.26	$0.16	$0.12	$0.27
Diluted income per weighted-average share(a)	$0.25	$0.16	$0.12	$0.26

	Quarterly Periods During the Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$82,630	$85,573	$88,900	$86,271
Gross profit	$42,309	$43,846	$44,885	$43,845
Net income	$8,211	$9,745	$9,269	$13,293
Basic income per weighted-average share(a)	$0.22	$0.25	$0.24	$0.35
Diluted income per weighted-average share(a)	$0.21	$0.25	$0.24	$0.34
________________________________

(a)
Quarterly and annual computations are prepared independently. Accordingly, the sum of each quarter may not necessarily total the fiscal year period amounts noted elsewhere within this Annual Report on Form 10-K.

20. Subsequent Events
On February 20, 2020, the Company entered into the Amended Merger Agreement with Progenics, which amends and restates the Initial Merger Agreement. Under the terms of the Amended Merger Agreement, the Company will acquire all of the issued and outstanding shares of Progenics common stock at a fixed exchange ratio whereby Progenics stockholders will receive, for each share of Progenics stock held at the time of the closing of the merger, 0.31 of a share of the Company’s common stock, increased from 0.2502 under the Initial Merger Agreement, together with a non-tradeable contingent value right (a “CVR”) tied to the financial performance of PyLTM (18F-DCFPyL), Progenics’ prostate-specific membrane antigen targeted imaging agent designed to visualize prostate cancer currently in late stage clinical development (“PyL”). Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100 million and $150 million, respectively. In no event will the Company’s aggregate payments under the CVRs exceed 19.9% of the total consideration the Company pays in the transaction. As a result of the increase in the exchange ratio, following the completion of the merger, former Progenics stockholders’ aggregate ownership stake will increase to approximately 40% of the combined company from approximately 35% under the Initial Merger Agreement. Progenics’ stockholders will also now be entitled to appraisal rights as provided under Delaware law. The transaction contemplated by the Amended Merger Agreement was unanimously approved by the Boards of Directors of both companies and requires, among other things, the affirmative vote of a majority of the outstanding shares of common stock of Progenics and a majority of votes cast by the holders of the common stock of the Company.
In addition, pursuant to the Amended Merger Agreement, the holder of each in-the-money option to purchase shares of Progenics common stock under any equity based compensation plan of Progenics (“Progenics Stock Option”) will be entitled to receive in exchange for each such in-the-money option (i) an option to purchase Lantheus Common Stock (each, a “Lantheus Stock Option”) converted based on the 0.31 exchange ratio and (ii) a vested or unvested CVR depending on whether the underlying option is vested. Holders of out-of-the-money Progenics Stock Options will receive Lantheus Stock Options converted on an exchange ratio adjusted based on actual trading prices of common stock of Progenics and Lantheus Holdings prior to the effective time of the merger.
The Amended Merger Agreement also provides that on closing the Company’s board of directors will appoint Dr. Gerard Ber and Mr. Heinz Mausli, who are currently members of the board of directors of Progenics, to serve on the Company’s board of directors. In addition, the Company’s board of directors, subject to complying with applicable fiduciary duties, will use commercially reasonable efforts to cause Dr. Ber and Mr. Mausli to be nominated for reelection following the closing through 2023. The Company’s board of directors will be reduced in size from ten to nine members at the Company’s annual meeting of stockholders on April 23, 2020 (or sooner if the transaction closes before then) and will be further reduced in size from nine to eight members prior to the date of the Company’s 2021 annual meeting of stockholders.
Except as described above, the material terms of the Amended Merger Agreement are substantially the same as the terms of the Initial Merger Agreement.
The transaction is currently expected to close in the second quarter of 2020. Upon completion of the acquisition, which the parties intend to report as tax-deferred to Progenics’ stockholders with respect to the stock component of the merger consideration for U.S. federal income tax purposes, the combined company will continue to be headquartered in North Billerica, Massachusetts and will trade on the NASDAQ under the ticker symbol LNTH.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2019, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2020

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.
Item 11. Executive Compensation
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

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
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 1, 2019, among Lantheus Holdings, Inc., Plato Merger Sub, Inc. and Progenics Pharmaceuticals, Inc.	8-K	001-36569	10.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	April 27, 2018
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
10.1†	Sales Agreement, dated as of April 1, 2009, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.9	December 23, 2010
10.2†	Amendment No. 1 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	S-4	333-169785	10.10	December 1, 2010
10.3†	Amendment No. 2 to Sales Agreement, dated as of January 1, 2010, between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-Q	333-169785	10.1	May 13, 2011
10.4+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010
10.5+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010
10.6+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010
10.7+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010
10.9†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.2	May 15, 2012
10.10†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.1	August 14, 2012
10.11†	Amendment No. 3, effective as of October 1, 2012, to Sales Agreement between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (Pty) Ltd.	10-Q	001-36569	10.53	May 2, 2018
10.12+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.13+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.14+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.15+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.16+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.17+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.18+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.19+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015
10.20+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.21†	Second Amendment, effective September 2, 2016, to the Manufacturing and Supply Agreement, dated as of February 1, 2012 and amended on May 3, 2012, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.2	November 1, 2016
10.22+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.23+	Lantheus Holdings, Inc. 2017 Employee Stock Purchase Plan	8-K	001-36569	10.2	April 28, 2017
10.24†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.	10-Q	001-36569	10.1	August 1, 2017
10.25†	Amendment No. 4 to Sales Agreement, dated as of December 29, 2017, by and between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (SOC) Ltd.	10-K	001-36569	10.65	February 7, 2018
10.26*+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-K	001-36569	10.68	February 20, 2019
10.27*+	Employment Agreement dated as of November 22, 2013, by and between Lantheus Medical Imaging, Inc. and Michael Duffy.	10-K	001-36569	10.69	February 20, 2019
10.28*+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.29*+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.30+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019
10.31+	Retirement Agreement, effective April 18, 2019, between Lantheus Medical Imaging, Inc. and Cesare Orlandi, M.D.	10-Q	001-36569	10.1	July 25, 2019
10.32+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019
10.33	Credit Agreement dated as of June 27, 2019 by and among Wells Fargo Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	10-Q	001-36569	10.3	July 25, 2019
10.34*††	Volume and Pricing Amendment, dated as of October 31, 2019, by and between Lantheus Medical Imaging, Inc. and NTP Radioisotopes (SOC) Ltd.
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
________________________________

*	Filed herewith.

**	Furnished herewith.

††	Portions of this exhibit have been omitted for confidential treatment pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	February 25, 2020
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

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2020
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2020
Robert J. Marshall, Jr.

/S/ BRIAN MARKISON	Chairman of the Board of Directors	February 25, 2020
Brian Markison

/S/ JAMES C. CLEMMER	Director	February 25, 2020
James C. Clemmer

/S/ SAMUEL R. LENO	Director	February 25, 2020
Samuel R. Leno

/S/ JULIE H. MCHUGH	Director	February 25, 2020
Julie H. McHugh

/S/ GARY J. PRUDEN	Director	February 25, 2020
Gary J. Pruden

/S/ KENNETH J. PUCEL	Director	February 25, 2020
Kenneth J. Pucel

/S/ DR. FREDERICK A. ROBERTSON	Director	February 25, 2020
Dr. Frederick A. Robertson

/S/ DR. DERACE L. SCHAFFER	Director	February 25, 2020
Dr. Derace L. Schaffer

/S/ DR. JAMES H. THRALL	Director	February 25, 2020
Dr. James H. Thrall