Form 10-Q
period 2020-06-30
Lantheus Holdings, Inc.
filed 2020-07-31
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 66,813,380 shares of common stock, $0.01 par value, outstanding as of July 24, 2020.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$90,309	$92,919
Accounts receivable, net	46,883	43,529
Inventory	35,334	29,180
Other current assets	8,630	7,283
Total current assets	181,156	172,911
Property, plant and equipment, net	122,903	116,497
Intangibles, net	389,512	7,336
Goodwill	57,765	15,714
Deferred tax assets, net	67,441	71,834
Other long-term assets	60,918	21,627
Total assets	$879,695	$405,919
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$17,143	$10,143
Accounts payable	16,301	18,608
Accrued expenses and other liabilities	42,892	37,360
Total current liabilities	76,336	66,111
Asset retirement obligations	13,602	12,883
Long-term debt, net and other borrowings	210,010	183,927
Other long-term liabilities	64,164	28,397
Total liabilities	364,112	291,318
Commitments and contingencies (See Note 17)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 66,808 and 39,251 shares issued and outstanding, respectively)	668	393
Additional paid-in capital	657,669	251,641
Accumulated deficit	(140,148)	(136,473)
Accumulated other comprehensive loss	(2,606)	(960)
Total stockholders’ equity	515,583	114,601
Total liabilities and stockholders’ equity	$879,695	$405,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$66,010	$85,705	$156,714	$172,215
Cost of goods sold	40,162	41,132	92,864	83,558
Gross profit	25,848	44,573	63,850	88,657
Operating expenses
Sales and marketing	6,305	10,948	16,435	21,345
General and administrative	20,670	13,293	37,369	25,882
Research and development	4,418	5,795	8,466	10,724
Total operating expenses	31,393	30,036	62,270	57,951
Operating (loss) income	(5,545)	14,537	1,580	30,706
Interest expense	1,914	4,543	3,860	9,135
Loss on extinguishment of debt	—	3,196	—	3,196
Other income	(756)	(1,312)	(1,106)	(2,499)
(Loss) income before income taxes	(6,703)	8,110	(1,174)	20,874
Income tax expense	309	1,698	2,501	4,513
Net (loss) income	$(7,012)	$6,412	$(3,675)	$16,361
Net (loss) income per common share:
Basic	$(0.16)	$0.16	$(0.09)	$0.42
Diluted	$(0.16)	$0.16	$(0.09)	$0.41
Weighted-average common shares outstanding:
Basic	43,135	38,972	41,284	38,789
Diluted	43,135	40,239	41,284	40,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(7,012)	$6,412	$(3,675)	$16,361
Other comprehensive (loss) income:
Foreign currency translation	252	88	(194)	144
Unrealized loss on cash flow hedges, net of tax	(464)	—	(1,452)	—
Total other comprehensive (loss) income	(212)	88	(1,646)	144
Comprehensive (loss) income	$(7,224)	$6,500	$(5,321)	$16,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	39,251	$393	$251,641	$(136,473)	$(960)	$114,601
Net income	—	—	—	3,337	—	3,337
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Stock option exercises and employee stock plan purchases	33	—	366	—	—	366
Vesting of restricted stock awards and units	563	6	(6)	—	—	—
Shares withheld to cover taxes	(97)	(1)	(1,546)	—	—	(1,547)
Stock-based compensation	—	—	3,075	—	—	3,075
Balance, March 31, 2020	39,750	$398	$253,530	$(133,136)	$(2,394)	$118,398
Net loss	—	—	—	(7,012)	—	(7,012)
Other comprehensive loss	—	—	—	—	(212)	(212)
Stock option exercises and employee stock plan purchases	7	—	50	—	—	50
Vesting of restricted stock awards and units	242	2	(2)	—	—	—
Shares withheld to cover taxes	(36)	(1)	(484)	—	—	(485)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	394,065	—	—	394,334
Fair value of replacement options related to pre-acquisition services	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	3,385	—	—	3,385
Balance, June 30, 2020	66,808	$668	$657,669	$(140,148)	$(2,606)	$515,583

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	38,466	$385	$239,865	$(168,140)	$(1,108)	$71,002
Net income	—	—	—	9,949	—	9,949
Other comprehensive income	—	—	—	—	56	56
Stock option exercises and employee stock plan purchases	37	—	606	—	—	606
Vesting of restricted stock awards and units	365	4	(4)	—	—	—
Shares withheld to cover taxes	(50)	(1)	(1,119)	—	—	(1,120)
Stock-based compensation	—	—	2,720	—	—	2,720
Balance, March 31, 2019	38,818	$388	$242,068	$(158,191)	$(1,052)	$83,213
Net income	—	—	—	6,412	—	6,412
Other comprehensive income	—	—	—	—	88	88
Stock option exercises and employee stock plan purchases	9	—	120	—	—	120
Vesting of restricted stock awards and units	253	3	(3)	—	—	—
Shares withheld to cover taxes	(37)	(1)	(943)	—	—	(944)
Stock-based compensation	—	—	3,358	—	—	3,358
Balance, June 30, 2019	39,043	$390	$244,600	$(151,779)	$(964)	$92,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(3,675)	$16,361
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and accretion	7,764	6,577
Impairment of long-lived assets	7,275	—
Amortization of debt related costs	338	639
Loss on extinguishment of debt	—	3,196
Provision for bad debt	206	57
Provision for excess and obsolete inventory	1,531	977
Stock-based compensation	6,460	6,078
Deferred taxes	1,067	2,387
Long-term income tax receivable	(1,109)	(1,604)
Long-term income tax payable and other long-term liabilities	1,409	2,036
Other	408	(10)
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	2,087	(1,755)
Inventory	(6,777)	(365)
Other current assets	1,742	(118)
Accounts payable	(3,452)	2,881
Accrued expenses and other liabilities	(8,022)	(5,816)
Net cash provided by operating activities	7,252	31,521
Investing activities
Capital expenditures	(4,953)	(13,984)
Lending on bridge loan	(10,000)	—
Cash acquired in acquisition of business	17,562	—
Net cash provided by (used in) investing activities	2,609	(13,984)
Financing activities
Proceeds from issuance of long-term debt	—	199,461
Payments on long-term debt and other borrowings	(7,032)	(270,247)
Equity issuance costs	(345)	—
Deferred financing costs	(1,225)	(2,034)
Proceeds from stock option exercises	50	444
Proceeds from issuance of common stock	366	282
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,032)	(2,064)
Net cash used in financing activities	(10,218)	(74,158)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(112)	105
Net decrease in cash, cash equivalents and restricted cash	(469)	(56,516)
Cash, cash equivalents and restricted cash, beginning of period	92,919	113,401
Cash, cash equivalents and restricted cash, end of period	$92,450	$56,885

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$90,309	$56,885
Restricted cash included in other long-term assets	2,141	—
Cash, cash equivalents and restricted cash at end of period	$92,450	$56,885

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”) for the period from June 19 through June 30, 2020 (see “Acquisition of Progenics” below), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or any future period.
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
Acquisition of Progenics
On June 19, 2020 (the “Closing Date”), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020 (the “Merger Agreement”), by and among Holdings, Plato Merger Sub, Inc., a wholly-owned subsidiary of Holdings (“Merger Sub”), and Progenics, Holdings completed the previously announced acquisition of Progenics, by means of a merger of Merger Sub with and into Progenics, with Progenics surviving such merger as a wholly-owned subsidiary of Holdings (the “Merger”).
In accordance with the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen targeted imaging agent designed to visualize prostate cancer currently a late stage clinical candidate (“PyL”). Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100 million and $150 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Transaction, exceed 19.9% (which we estimate could be approximately $100 million) of the total consideration the Company pays in the Progenics Transaction. No fractional shares of Holdings common stock have been or will be issued in the Merger, and Progenics’ former stockholders have received or will receive cash in lieu of any fractional shares of Holdings common stock.
In addition, in accordance with the Merger Agreement, at the Effective Time, each Progenics stock option with a per share exercise price less than or equal to $4.42 (an “in-the-money Progenics stock option”) received in exchange for each such in-the money Progenics stock option: (i) an option to purchase Holdings common stock (each, a “Replacement Stock Option”) converted based on the Exchange Ratio, and (ii) a vested or unvested CVR depending on whether the underlying in-the-money Progenics stock option was vested at the Effective Time. Each Progenics stock option with a per share exercise price greater than $4.42 (an “out-of-the-money Progenics stock option”) received in exchange for such out-of-the-money Progenics stock options a Lantheus Stock Option converted on an exchange ratio determined based on the average of the volume weighted average price per share of common stock of Progenics and Lantheus Holdings prior to the Effective Time, which exchange ratio was 0.31.

As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders. Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Lantheus Stock Options as noted above. In addition, Lantheus assumed Progenics equity plans, which, on an as-converted basis, increased the number of Lantheus shares available for issuance by an aggregate of 4,211,290 shares prior to converting the stock options noted above, subject to certain limitations as to eligibility for issuance.
Please refer to Note 8, “Business Combinations”, for further details on the acquisition.
COVID-19
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, have taken additional steps to avoid or reduce infection, including having non-essential employees work from home and limiting travel. These measures have disrupted normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and economies worldwide. It is not clear when businesses or economies will return to their pre-COVID-19 operating status or productivity.
The Company experienced operational and financial impacts from the COVID-19 pandemic beginning late in the first quarter of 2020 and through the date of this filing, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures and treatments using the Company’s products. As a result of the COVID-19 pandemic, the Company undertook a thorough analysis of all of its discretionary expenses. Beginning in the first quarter of 2020, the Company implemented certain cost reduction initiatives, including, among other things, reducing travel and promotional expenses, reducing the Company’s work week from five days to four, reducing salaries by between 20% and 75%, and implementing a hiring freeze through the balance of 2020. In the latter half of June, the Company restored its work week back to five days and restored most salaries back to 100% (other than executive team members whose salaries were restored in early July and directors whose compensation will remain at reduced levels for the balance of the calendar year).
The severity of the on-going impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. While the impact of COVID-19 on the Company’s results of operations and cash flows has been, and is expected to continue to be, material, given the continually evolving nature of the pandemic, the Company is currently unable to accurately predict the impact of COVID-19 on its overall 2020 operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential future impairments.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the condensed consolidated statements of operations as operating expenses or income.
Contingent Consideration Liabilities
The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 instrument and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations.
The estimated fair value is determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that include significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.
Intangible and Long-Lived Assets
The Company’s IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our condensed consolidated statements of operations.
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted During the Six Months Ended June 30, 2020
ASU 2020-04, “Reference Rate Reform (Topic 848)”	This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.	January 1, 2020	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”	This ASU requires financial instruments measured at amortized cost and accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts that affect the collectability of the reported amount.	January 1, 2020	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source and reportable segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines by Segment (in thousands)	2020	2019	2020	2019
U.S.
Product revenue, net(1)	$56,657	$75,190	$135,402	$150,624
License and royalty revenues	742	—	742	—
Total U.S. revenues	57,399	75,190	136,144	150,624
International
Product revenue, net(1)	8,270	9,987	19,738	20,536
License and royalty revenues	341	528	832	1,055
Total International revenues	8,611	10,515	$20,570	$21,591
Total revenues	$66,010	$85,705	$156,714	$172,215
________________________________
(1)The Company’s principal products include DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all of its principal products.
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
4. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability of fair value measurements, financial instruments are categorized based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 — Unobservable inputs that reflect a Company’s estimates about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, interest rate swaps, a contingent receivable and contingent consideration liabilities. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The fair value of the interest rate swaps are determined based on observable market-based inputs, including interest rate curves and reflects the contractual terms of these instruments, including the period to maturity. Please refer to Note 12, “Derivative Instruments”, for further details on the interest rate swaps. The Company recorded a contingent receivable and the contingent consideration liabilities resulting from the acquisition of Progenics at fair value based on inputs that are not observable in the market. Please refer to Note 8, “Business Combinations”, for further details on the acquisition.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$49,662	$49,662	$—	$—
Contingent receivable	10,100	—	—	10,100
Total assets	$59,762	$49,662	$—	$10,100
Liabilities:
Interest rate swaps	$1,953	$—	$1,953	$—
Contingent consideration liabilities(1)	16,300	—	—	16,300
Total liabilities	$18,253	$—	$1,953	$16,300

	December 31, 2019
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$39,530	$39,530	$—	$—
Total assets	$39,530	$39,530	$—	$—

(1)Includes purchase consideration of $3.7 million related to CVRs and $12.6 million of assumed contingent consideration liabilities.
During the three and six months ended June 30, 2020, there were no transfers into or out of Level 3.
As part of the acquisition of Progenics, the Company acquired the right to receive certain future milestone and royalty payments due to Progenics from CytoDyn Inc., related to a prior sale of certain intellectual property. The Company has the right to receive $5.0 million upon regulatory approval and a 5% royalty on net sales of approved products. The Company considers the contingent receivable a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flows that included significant estimates and assumptions pertaining to regulatory events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
As part of the acquisition of Progenics, the Company issued CVRs and recorded the fair value as part of consideration transferred. Refer to Note 1, “Basis of Presentation” for further details on the CVRs. Additionally, the Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013. These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets for Azedra and 1095 and a $5.0 million 1095 commercialization milestone. The Company considers the contingent consideration liabilities a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
Significant changes in any of the probabilities of success or the probabilities as to the periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations.
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at June 30, 2020.

(in thousands)	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent receivable:
Regulatory milestone	$3,100	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2021
			Probability of success	90%
			Discount rate	23%
Royalties	7,000	Probability adjusted discounted cash flow model
			Probability of success	13% - 77%
			Discount rate	23%
Total	$10,100

(in thousands)	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent consideration liability:
Net sales targets - PyL (CVRs)	$3,700	Monte-Carlo simulation	Period of expected milestone achievement	2022 - 2023
			Discount rate	24%

1095 commercialization milestone	2,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2026
			Probability of success	45%
			Discount rate	0.48%

Net sales targets - AZEDRA and 1095	10,400	Monte-Carlo simulation	Probability of success	40% - 100%
			Discount rate	23% - 24%
Total	$16,300
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated (in thousands):

	Financial Assets	Financial Liabilities
(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2020
Fair value, beginning of period	$—	$—
Progenics acquisition	10,100	16,300
Fair value, end of period	$10,100	$16,300

Changes in unrealized gains (losses) included in earnings	$—	$—
5. Income Taxes
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. The Company’s effective tax rate in fiscal 2020 differs from the U.S. federal statutory rate of 21% principally due to the impact of state taxes, non-deductible transaction costs, and the accrual of interest on uncertain tax positions. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income tax expense	$309	$1,698	$2,501	$4,513

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company has recorded valuation allowances of $3.0 million against the net deferred tax assets of certain foreign subsidiaries, as well as a valuation allowance of $0.7 million against net state deferred tax assets due to the potential expiration of certain state tax losses and tax credits prior to utilization.
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
On June 19, 2020, the Company acquired the stock of Progenics Pharmaceuticals, Inc. in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The transaction resulted in an ownership change of Progenics under Section 382 and a limitation on the utilization of Progenics’ pre-transaction tax attributes. All pre-transaction research credits and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation. Significant deferred tax liabilities arising from the purchase accounting basis step-up in identified intangibles were also recorded as part of the purchase accounting, resulting in a small net overall deferred tax liability for Progenics after the application of purchase accounting.
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$15,629	$11,417
Work in process	12,991	9,450
Finished goods	6,714	8,313
Total inventory	$35,334	$29,180
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Land	$13,450	$13,450
Buildings	69,643	75,654
Machinery, equipment and fixtures	88,728	87,763
Computer software	20,931	20,739
Construction in progress	15,535	10,546
	208,287	208,152
Less: accumulated depreciation and amortization	(85,384)	(91,655)
Total property, plant and equipment, net	$122,903	$116,497
Depreciation and amortization expense related to property, plant and equipment, net, was $2.7 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.  During the three months ended March 31, 2020, as a result of a decline in expected future cash flows and the effect of COVID-19 related to certain other nuclear legacy manufacturing assets in the U.S. segment, the Company determined certain impairment triggers had occurred. Accordingly, the Company performed an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the manufacturing assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair values of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a non-cash impairment of $7.3 million for the six months ended June 30, 2020 in cost of goods sold in the condensed consolidated statement of operations.
8. Business Combinations
On June 19, 2020, the Company completed the acquisition of Progenics, an oncology company developing innovative medicines and artificial intelligence to find, fight and follow cancer. The acquisition combines the commercialization, supply chain and manufacturing expertise of the Company with the currently commercialized products and R&D pipeline of Progenics. Progenics brings several commercial products and a pipeline of product candidates that will further diversify the Company’s commercial and clinical development portfolios.
Under the terms of the Merger Agreement, the Company acquired all of the issued and outstanding shares of Progenics common stock for a purchase price of $419.0 million by means of an all-stock transaction, which includes Replacement Stock Options for precombination services as well as CVRs.
The CVRs were accounted for as contingent consideration, the fair value of which was determined using a Monte-Carlo simulation. Additionally, the fair value of replacement options related to pre-acquisition services was recorded as a component of consideration transferred. Finally, as a result of the acquisition, Lantheus effectively settled an existing bridge loan with Progenics at the recorded amount (principal and accrued interest) of $10.1 million, representing the effective settlement of a preexisting relationship. This effective settlement of the bridge loan was treated as a component of consideration transferred. The Company determined that the bridge loan was at market terms and no gain or loss was recorded upon settlement.
The acquisition date fair value of the consideration transferred in the acquisition consisted of the following:

(in thousands)	Amount
Issuance of common stock	$398,110
Fair value of replacement options	7,125
Fair value of bridge loan settled at close	10,074
Fair value of contingent considerations (CVRs)	3,700
Total consideration transferred(1)	$419,009
(1)Non-cash investing and financing activities in the condensed consolidated statements of cash flows

The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The purchase price allocation is preliminary and is subject to change, including for the valuation and amortization of intangible assets, income taxes and related valuation allowances and certain assets and liabilities among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Any potential adjustments made could be material in relation to the preliminary values presented below.
The preliminary fair value of the assets acquired and liabilities assumed were as follows:

(in thousands)	Amount
Cash and cash equivalents	$15,421
Accounts receivable	5,787
Inventory	915
Other current assets	3,250
Property, plant and equipment	14,972
Identifiable intangible assets (weighted average useful life):
Currently marketed product (15 years)	142,100
Licenses (11.5 years)	87,500
Developed technology (9 years)	3,000
IPR&D	150,900
Other long-term assets	37,631
Accounts payable	(1,616)
Accrued expenses and other liabilities	(8,207)
Other long-term liabilities	(30,778)
Long-term debt and other borrowings	(40,200)
Deferred tax liabilities	(3,717)
Goodwill	42,051
Total consideration transferred	$419,009

Intangible assets acquired consist of currently marketed products, licenses, developed technology and IPR&D. The fair value of the acquired intangible assets was determined based on estimated future revenues, royalty rates and discount rates, among other variables and estimates. The acquired intangible assets subject to amortization were assigned useful lives based on the expected use of the assets and the regulatory and economic environment within which they are being used and are being amortized on a straight-line basis over the respective estimated useful lives. The estimated fair values of the IPR&D assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 24.0% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
As part of the acquisition, the Company acquired the right to receive certain future milestone and royalty payments due to Progenics, related to a prior sale of certain intellectual property. The estimated fair value of the acquired contingent receivable of $10.1 million was determined by applying a probability adjusted discounted cash flow model based on estimated future expected payments and recorded in other long-term assets.
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Progenics’ assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $42.1 million recognized in connection with the acquisition is not deductible for tax purposes and has not yet been assigned to operating segments.
The Company recognized $7.5 million and $8.9 million of acquisition-related costs, including legal, accounting, compensation arrangements and other related fees that were expensed when incurred in the three and six months ended June 30, 2020, respectively. These costs are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Progenics Pro Forma Financial Information
Progenics has been included in the Company’s consolidated financial statements since the acquisition date. Progenics contributed revenues of $1.0 million and a net loss of $3.2 million to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020.
The following unaudited pro forma financial information presents the Company’s results as if the Progenics acquisition had occurred on January 1, 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(in thousands)	Amount	Amount
Pro forma revenue	$167,619	$186,462
Pro forma net loss	18,115	42,901

The pro forma financial information for all periods presented adjusts for the effects of material business combination items, including amortization of acquired intangible assets, transaction-related costs, adjustments to interest expense related to the assumption of long-term debt, retention and severance bonuses and the corresponding income tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including, but not limited to, revenue enhancements, cost savings or operating synergies that the combined company may achieve as a result of the acquisition.
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and San Juan, Puerto Rico sites. As of June 30, 2020, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2020	$12,883
Accretion expense	719
Balance at June 30, 2020	$13,602
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
10. Intangibles, Net
Intangibles, net, consisted of the following:

	June 30, 2020
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,683)	$2,857
Customer relationships	Accelerated	98,903	(95,214)	3,689
Currently marketed product	Straight-Line	142,100	(289)	141,811
Licenses	Straight-Line	87,500	(235)	87,265
Developed technology	Straight-Line	3,000	(10)	2,990
IPR&D	N/A	150,900	—	150,900
Total		$495,943	$(106,431)	$389,512

	December 31, 2019
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,407)	$3,133
Customer relationships	Accelerated	99,019	(94,816)	4,203
Total		$112,559	$(105,223)	$7,336

The Company recorded amortization expense for its intangible assets of $0.9 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2020	$9,534
2021	18,813
2022	18,684
2023	18,074
2024	17,998
2025 and thereafter	155,509
Total	$238,612
11. Long-Term Debt, Net, and Other Borrowings
As of June 30, 2020, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2020	$8,607
2021	21,927
2022	30,643
2023	15,972
2024	148,750
Total principal outstanding	225,899
Unamortized debt premium	1,566
Unamortized debt issuance costs	(687)
Finance lease liabilities	375
Total	227,153
Less: current portion	(17,143)
Total long-term debt, net and other borrowings	$210,010

At June 30, 2020, the Company’s interest rate under the 2019 Term Facility was 3.4%.
On June 19, 2020, the Company amended its 2019 Credit Agreement (“the Amendment”) as a result of the impact of the COVID-19 pandemic on the business and operations of the Company and the near-term higher level of indebtedness resulting from the Company’s decision not to immediately repay the Progenics debt secured by the RELISTOR royalties following the Company’s acquisition of Progenics. The Company accounted for the Amendment as a debt modification and capitalized $1.2 million of associated costs.
The Amendment provides for, among other things, modifications to LMI’s financial maintenance covenants. The covenant related to Total Net Leverage Ratio (as defined in the Amended Credit Agreement) has been waived from the date of the Amendment through December 31, 2020. The maximum total net leverage ratio and interest coverage ratio permitted by the financial covenant is displayed in the table below:

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q2 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00

The Amendment also introduces a new financial covenant requiring Consolidated Liquidity (as defined in the Amended Credit Agreement) to be no less than $150.0 million. The Consolidated Liquidity covenant is tested on a continuing basis beginning on the date of the Amendment and ending on the date on which LMI delivers a compliance certificate for the fiscal quarter ending March 31, 2021.
For the period beginning on the date of the Amendment and ending on the Adjustment Date (as defined in the Amended Credit Agreement) for the fiscal quarter ending March 31, 2021, loans under the Amended Credit Agreement bear interest at LIBOR plus 3.25% or the Base Rate plus 2.25%. On and after the Adjustment Date for the fiscal quarter ending on March 31, 2021, loans bear interest at LIBOR plus a spread that ranges from 1.50% to 3.00% or the Base Rate plus a spread that ranges from 0.50% to 2.00%, in each case based on LMI’s Total Net Leverage Ratio.
The commitment fee applicable to the Revolving Facility is 0.50% until the Adjustment Date for the fiscal quarter ending March 31, 2021. On and after the Adjustment Date for the fiscal quarter ending on March 31, 2021, the commitment fee ranges from 0.15% to 0.40% based on LMI’s Total Net Leverage Ratio.
On June 19, 2020, as a result of the acquisition, the Company assumed Progenics outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to Progenics or any of its assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under Progenics’ license agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (“Bausch”). The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5% and matures on June 30, 2025. On June 22, 2020, HCRP waived the automatic acceleration of the Royalty-Backed Loan that otherwise would have been triggered by the consummation of the Progenics Transaction and MNTX Royalties agreed not to prepay the loan until after December 31, 2020.
Under the terms of the loan agreement, payments of interest and principal, if any, are made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately-preceding payment date. On each payment date, 50% of RELISTOR royalty payments received since the immediately-preceding payment date in excess of accrued interest on the loan are used to repay the principal of the loan, with the balance retained by the Company. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately-preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid.
12. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At June 30, 2020, accumulated other comprehensive loss included $0.6 million of pre-tax deferred losses that are expected to be reclassified to earnings during the next 12 months.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet:

(in thousands)		June 30, 2020	December 31, 2019
Derivatives type	Classification
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$1,953	$—
13. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax of $0.5 million and $0.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2020	$(960)	$—	$(960)
Other comprehensive loss before reclassifications	(194)	(1,528)	(1,722)
Amounts reclassified to earnings	—	76	76
Balance at June 30, 2020	$(1,154)	$(1,452)	$(2,606)

Balance at January 1, 2019	$(1,108)	$—	$(1,108)
Other comprehensive income before reclassifications	144	—	144
Amounts reclassified to earnings	—	—	—
Balance at June 30, 2019	$(964)	$—	$(964)
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$645	$531	$1,263	$971
Sales and marketing	394	508	647	959
General and administrative	1,994	1,881	3,809	3,455
Research and development	352	438	741	693
Total stock-based compensation expense	$3,385	$3,358	$6,460	$6,078

15. Net (Loss) Income Per Common Share
A summary of net (loss) income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(7,012)	$6,412	$(3,675)	$16,361

Basic weighted-average common shares outstanding	43,135	38,972	41,284	38,789
Effect of dilutive stock options	—	98	—	80
Effect of dilutive restricted stock	—	1,169	—	1,195
Diluted weighted-average common shares outstanding	43,135	40,239	41,284	40,064

Basic (loss) income per common share	$(0.16)	$0.16	$(0.09)	$0.42
Diluted (loss) income per common share	$(0.16)	$0.16	$(0.09)	$0.41

Antidilutive securities excluded from diluted net income per common share	1,649	31	1,517	55
16. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Foreign currency (losses) gains	$94	$47	$(220)	$89
Tax indemnification income, net	554	802	1,109	1,604
Interest income	105	276	214	559
Other	3	187	3	247
Total other income	$756	$1,312	$1,106	$2,499
17. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The costs and outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.
As of June 30, 2020, the Company had the following material ongoing litigation in which the Company was a party:
RELISTOR Subcutaneous Injection
Between November 19, 2015 and September 18, 2017, Progenics, Salix, Valeant (now Bausch) and Wyeth filed multiple lawsuits against Mylan Pharmaceuticals and certain of its affiliates (collectively, “Mylan”) in the United States District Court for the District of New Jersey for infringement of certain U.S. patents based upon Mylan’s filing of multiple ANDAs seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of those patents expire. These actions were later consolidated into two separate actions in the District of New Jersey.

On May 1, 2018, in the lead action, the Court granted Plaintiffs’ motion for partial summary judgment as to the validity of a particular claim that Mylan had admitted it infringed. On May 23, 2018, the Court entered an order for final judgment in favor of Plaintiffs and against Mylan on that particular claim. As a result, trial on the merits in the lead action was adjourned, allowing trial, if necessary, to be consolidated with the lagging, second action. Fact discovery has concluded in the lagging case, but deadlines for expert discovery have not yet been set.
On May 25, 2018, Mylan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On April 8, 2020, the CAFC issued its decision reversing the Court’s grant of summary judgment and remanding for further proceedings. On June 22, 2020, Plaintiffs filed a petition for rehearing/rehearing en banc, and on July 24, 2020 that petition was denied.
RELISTOR Tablets - Actavis
Between December 6, 2016 and December 8, 2017, Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (collectively, “Actavis”) in the United States District Court for the District of New Jersey for infringement of certain U.S. patents based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of those patents expire. The actions were later consolidated into a single action in the District of New Jersey.
On May 6-9, 2019, a bench trial was held, and on July 17, 2019, the Court issued an Order finding the asserted claims of a certain U.S. patent valid and infringed. The Court additionally ordered that the effective date of any approval of Actavis’s ANDA may not be earlier than the expiration date of that patent. Actavis filed an appeal of the Court’s decision with the CAFC on August 13, 2019. The matter is currently pending on appeal at the CAFC and merits briefing is underway. Actavis’s opening brief was filed February 6, 2020. The deadline for Plaintiffs to file their responsive brief is currently September 15, 2020.
On June 13, 2019, Progenics, Salix, Bausch, and Wyeth filed another suit against Actavis in the United States District Court for the District of New Jersey for infringement of a separate, and at that time, recently granted U.S. patent based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in this action is underway, and fact discovery has not yet begun.
RELISTOR European Opposition Proceedings
In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the opposition division provided notice that the three European patents would be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings are set to occur on September 22, 2020, November 17, 2020 and November 18, 2020. For each of the above-described RELISTOR proceedings, Progenics and Bausch continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between Progenics and Bausch, Bausch has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement. Because the outcome of litigation is uncertain and in these RELISTOR proceedings the Company does not control the enforcement of the intellectual property rights at issue, no assurance can be given as to how or when any of these RELISTOR proceedings will ultimately be resolved.
German PSMA-617 Litigation
On November 8, 2018, Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), filed a complaint against the University of Heidelberg (the “University”) in the District Court of Mannheim in Germany. In this Complaint, MIP claimed that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617 that were filed by the University in its own name. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.
On November 27, 2018, MIP requested that the European Patent Office (“EPO”) stay the examination of a certain European Patent (EP) and related Divisional Applications, pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in the corresponding US patent applications. MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications. On March 6, 2020, MIP filed with the USPTO a notice stating that the Power of Attorney in certain pending US patent applications was signed by less than all applicants or owners of the applications.

On February 27, 2019, the German District Court set €0.4 million as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. The Court held the first oral hearing in the case on August 6, 2019. The Court considered procedural matters and granted the parties the right to make further submissions. A further oral hearing occurred July 23, 2020, during which the Court heard live testimony from several witnesses.
Progenics is vigorously enforcing its rights in this German proceeding. Because Progenics is the plaintiff, if unsuccessful in this proceeding, Progenics may also have liability for Court fees and fees and disbursements of defendant’s and intervenor’s counsel, such fees and disbursements to be at least partially covered by the aforementioned cash security deposited with the Court. Because the outcome of litigation is uncertain, no assurance can be given as to how or when this German proceeding will ultimately be resolved.
Litigation Related to the Merger
Nine purported stockholders of Progenics filed ten lawsuits alleging, among other things, that Progenics and the members of the Progenics Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 17 C.F.R. § 244.100 and Rule 14a-9 promulgated under the Exchange Act, by misstating or omitting certain allegedly material information in the S-4 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on November 12, 2019, the amended S-4 Registration Statement filed with the SEC on March 16, 2020, and/or the Schedule 14A proxy statement filed with the SEC on March 19, 2020 related to the Merger. Two of the actions alleged that the Company and Plato Merger Sub, Inc. (“Merger Sub”) violated Section 14(a) and/or Section 20(a) of the Exchange Act. One of the actions further alleged that the members of the Progenics Board breached their fiduciary duties of care, loyalty and good faith to the stockholders of Progenics related to the Merger, that Progenics, the Company and Merger Sub aided and abetted such breaches of fiduciary duty, and that the Company and Merger Sub violated Section 14(a) of the Exchange Act. All such lawsuits have been voluntarily dismissed, with the last of the cases dismissed on June 23, 2020.
Whistleblower Complaint
In July 2019, Progenics received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”). Dr. Mahmood sought reinstatement to his former position of Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint asserts claims of violation of Section 806 of SOX. The DOL action has been dismissed and the matter will proceed in federal district court. Progenics’ Answer to the Complaint is presently due by August 26, 2020.
The Company believes the claims in this matter are without merit, and the Company has meritorious defenses to the claims. The Company intends to vigorously defend against the claims.
The Company is unable to estimate the potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at the various stages of the legal proceedings noted above, including the significant number of legal and factual issues still to be resolved in those various legal proceedings.

18. Segment Information
The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacture, marketing, selling and distribution of innovative diagnostic and therapeutic agents and products. All goodwill has been allocated to the U.S. operating segment, except for the goodwill recognized in connection with the Progenics acquisition which has not yet been assigned to operating segments. The Company does not identify or allocate assets to its segments.
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue by product from external customers
U.S.
DEFINITY	$39,544	$53,466	$94,554	$103,182
TechneLite	15,591	16,865	34,947	36,923
Other nuclear	5,804	9,127	14,866	18,651
Rebates and allowances	(3,540)	(4,268)	(8,223)	(8,132)
Total U.S. Revenues	57,399	75,190	136,144	150,624
International
DEFINITY	821	1,163	2,602	2,558
TechneLite	3,318	3,241	7,060	7,328
Other nuclear	4,473	6,119	10,911	11,715
Rebates and allowances	(1)	(8)	(3)	(10)
Total International Revenues	8,611	10,515	20,570	21,591
Worldwide
DEFINITY	40,365	54,629	97,156	105,740
TechneLite	18,909	20,106	42,007	44,251
Other nuclear	10,277	15,246	25,777	30,366
Rebates and allowances	(3,541)	(4,276)	(8,226)	(8,142)
Total Revenues	$66,010	$85,705	$156,714	$172,215

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating (loss) income
U.S.	$(6,001)	$12,689	$(1,013)	$27,273
International	456	1,848	2,593	3,433
Total operating (loss) income	(5,545)	14,537	1,580	30,706
Interest expense	1,914	4,543	3,860	9,135
Loss on extinguishment of debt	—	3,196	—	3,196
Other income	(756)	(1,312)	(1,106)	(2,499)
(Loss) income before income taxes	$(6,703)	$8,110	$(1,174)	$20,874

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) the impact of the global COVID-19 pandemic on our business, financial conditions or prospects; (ii) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition as a result of patent and regulatory exclusivity expirations; (iii)  the global Molybdenum-99 (“Mo-99”) supply; (iv) our products manufactured at Jubilant HollisterStier (“JHS”); (v) our efforts in new product development, including for PyL, the Progenics prostate cancer diagnostic imaging agent, and new clinical applications for our products; (vi) the integration of the Progenics product and product candidate portfolio following the consummation of the Progenics transaction (the “Progenics Transaction”); (vii) our capacity to use in-house manufacturing; and (viii) our ability to commercialize our products in new ex-U.S. markets. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:
•The impact of the global COVID-19 pandemic on our business, financial condition or prospects, including a decline in the volume of procedures and treatments using our products, potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, clinical development programs, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners, as well as the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems;
•Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography contrast agents, including Optison from GE Healthcare Limited (“GE Healthcare”) and Lumason from Bracco Diagnostics Inc. (“Bracco”), and potential generic competition as a result of patent and regulatory exclusivity expirations;
•The instability of the global Mo-99 supply, including (i) periodic outages at the NTP Radioisotopes (“NTP”) processing facility in South Africa in 2017, 2018 and 2019, and (ii) a recently resolved production volume limitations at the Australian Nuclear Science and Technology Organisation’s (“ANSTO”) new Mo-99 processing facility in Australia, in each case resulting in our inability to fill some or all of the demand for our TechneLite generators on certain manufacturing days during the outage periods;
•Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, raw materials and components, including DEFINITY at JHS;
•Risks related to the integration of the Progenics Transaction, including:
•The integration of the Progenics Transaction may involve unexpected costs, liabilities or delays;
•The ability of our combined business to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we or Progenics do business,
•Unanticipated risks to our integration plan including in connection with timing, talent, and the potential need for additional resources;
•New or previously unidentified manufacturing, regulatory, or research and development issues in the Progenics business;
•Risks that the anticipated benefits of the Progenics Transaction or other commercial opportunities may otherwise not be fully realized or may take longer to realize than expected;
•Risks that contractual contingent value rights (“CVRs”) we issued as part of the Progenics Transaction may result in substantial future payments and could divert the attention of our management; and
•The impact of legislative, regulatory, competitive and technological changes on the combined business;

•Risks related to the commercialization of AZEDRA, including in connection with market acceptance and reimbursement, that may cause the product not to meet revenue or operating income expectations;
•Risks related to RELISTOR, commercialized by Bausch, and that the revenues generated for us thereby may not meet expectations;
•The extensive costs, time and uncertainty associated with the development of new products, such as PyL, including further product development relying on external development partners or developing internally;
•Our ability to identify and acquire or in-license additional products, businesses or technologies to drive our future growth;
•Our ability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•Risks associated with the technology transfer programs to secure production of our products at additional contract manufacturer sites, including a modified formulation of DEFINITY at Samsung BioLogics (“SBL”) in South Korea;
•Risks associated with our investment in, and construction of, additional specialized manufacturing capabilities at our North Billerica, Massachusetts facility, including our ability to bring the new capabilities online by 2021;
•Our dependence on key customers for certain of our products, and our ability to maintain and profitably renew our contracts with those key customers, including GE Healthcare, Cardinal Health (“Cardinal”), United Pharmacy Partners (“UPPI”), Jubilant Radiopharma formerly known as Triad Isotopes, Inc. (“Jubilant Radiopharma”) and PharmaLogic Holdings Corp (“PharmaLogic”);
•Risks associated with our lead agent in development, PyL, including:
•Our ability to file our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) later in 2020;
•Our ability to obtain FDA approval of PyL in 2021; and
•Our ability to successfully commercialize PyL in North America and on a global basis (other than Europe, where the agent has been previously out-licensed to Curium, and in Australia and New Zealand, where we do not have commercialization rights).
•Risks associated with flurpiridaz F 18, which in 2017 we out-licensed to GE Healthcare, including:
•GE Healthcare’s ability to successfully complete the Phase 3 development program, including delays in enrollment that have resulted from the COVID-19 pandemic;
•GE Healthcare’s ability to obtain Food and Drug Administration (“FDA”) approval; and
•GE Healthcare’s ability to gain post-approval market acceptance and adequate reimbursement;
•Risks associated with 1095, including delays in enrollment that have resulted from the COVID-19 pandemic and our ability to successfully complete the Phase 2 study in mCRPC;
•Risks associated with the manufacturing and distribution of our products and the regulatory requirements related thereto;
•The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates;
•The existence and market success of competitor products;
•Uncertainties regarding the impact of U.S. and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency and generic drug competition;
•Our being subject to extensive government regulation and oversight, our ability to comply with those regulations and the costs of compliance;
•Potential liability associated with our marketing and sales practices;
•The occurrence of any serious or unanticipated side effects with our products;
•Our exposure to potential product liability claims and environmental, health and safety liability;
•Our ability to introduce new products and adapt to an evolving technology and medical practice landscape;
•Risks associated with prevailing economic or political conditions and events and financial, business and other factors beyond our control;

•Risks associated with our international operations, including potential global disruptions in air transport due to COVID-19, which could adversely affect our international supply chains for radioisotopes and other critical materials as well as international distribution channels for our commercial products;
•Our ability to adequately qualify, operate, maintain and protect our facilities, equipment and technology infrastructure;
•Our ability to hire or retain skilled employees and key personnel;
•Our ability to utilize, or limitations in our ability to utilize, net operating loss carryforwards to reduce our future tax liability;
•Risks related to our outstanding indebtedness and our ability to satisfy those obligations;
•Costs and other risks associated with the Sarbanes-Oxley Act and the Dodd-Frank Act, including in connection with becoming a large accelerated filer as of December 31, 2019;
•Risks related to the ownership of our common stock; and
•Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item IA. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a global leader in the development, manufacture and commercialization of innovative diagnostic and therapeutic agents and products that assist clinicians in the diagnosis and treatment of heart disease, cancer and other diseases. For our diagnostic agents, we believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
Our commercial products are used by cardiologists, nuclear physicians, radiologists, oncologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.
We sell our products globally and operate our business in two reportable segments, which are further described below:

•U.S. Segment produces and markets our agents and products throughout the U.S. In the U.S., we primarily sell to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.
•International Segment operations consist of production and distribution activities in Puerto Rico and some direct distribution activities in Canada. Additionally, within our International Segment, we have established and maintain third-party distribution relationships under which different products are marketed and sold in Europe, Canada, Australia, Asia-Pacific and Latin America.
Acquisition of Progenics
On June 19, 2020, pursuant to the Merger Agreement among Holdings, Merger Sub and Progenics, we completed the acquisition of Progenics, by means of a merger of Merger Sub with and into Progenics, with Progenics surviving the merger as a wholly-owned subsidiary of Holdings. Immediately thereafter, Holdings contributed the shares of Progenics to LMI so that Progenics is now a wholly-owned subsidiary of LMI.
Progenics is an oncology company focused on the development and commercialization of innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Progenics’ portfolio of products and product candidates includes therapeutic agents designed to target cancer (AZEDRA, 1095 and PSMA TTC), as well as imaging agents designed to target PSMA for prostate cancer (PyL and 1404). Progenics’ current revenue is generated from two principal sources: first AZEDRA sales, and second, royalties, development and commercial milestones from strategic partnerships, in particular royalties from Bausch from sales of RELISTOR.
In accordance with the Merger Agreement, each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the transaction was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one CVR. Former Progenics stockholders received cash in lieu of any fractional shares of Holdings common stock.
In addition, in accordance with the Merger Agreement, each Progenics stock option with a per share exercise price less than or equal to $4.42 (an “in-the-money Progenics stock option”) received (i) an option to purchase Holdings common stock (each, a “Lantheus Stock Option”) converted based on the Exchange Ratio, and (ii) a vested or unvested CVR depending on whether the underlying in-the-money Progenics stock option was vested at the time of the transaction. Each Progenics stock option with a per share exercise price greater than $4.42 (an “out-of-the-money Progenics stock option”) received a Lantheus Stock Option converted on an exchange ratio determined based on the average of the volume weighted average price per share of common stock of Progenics and Holdings prior to the transaction, which exchange ratio was 0.31.
Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders in connection with the Merger. Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Lantheus Stock Options at the exchange ratios noted above.
As a result of the Progenics Transaction, Lantheus added the following products and product candidates to its portfolio:

Product / Product Candidate	Description	Status	Market	Rights
Ultra-Orphan Theranostic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Theranostics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Preparing NDA	Worldwide (ex. EU, AU, & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Discussions with European Medicines Agency (EMA)	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Discussions with EMA	Europe	ROTOP
Digital Technology
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to assist readers in the quantification and standardized reporting of PSMA-targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved in the U.S. and E.U. 510(k) cleared in the U.S. CE marked (E.U. countries)	Worldwide (ex. Japan)	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	FUJIFILM
Other Programs
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	CytoDyn intends to request Type A meeting with FDA to discuss BLA	U.S.	CytoDyn

See Part I, Item 1A. “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2019, and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for information regarding certain risks associated with our proposed acquisition of Progenics.
Our Expanded Portfolio
Our commercial products now include the following:
•DEFINITY is a microbubble contrast agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. We believe we are currently the leading provider of ultrasound microbubble contrast agents in the world.
•TechneLite is a Technetium (“Tc-99m”) generator that provides the essential nuclear material used by radiopharmacies to radiolabel Cardiolite, Neurolite and other Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Mo-99 as its active ingredient.
•Neurolite is an injectable, Tc-99m-labeled imaging agent used with SPECT technology to identify the area within the brain where blood flow has been blocked or reduced due to stroke.

•Xenon Xe 133 Gas (“Xenon”) is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image cerebral blood flow. Our Xenon is manufactured by a third party as a bi-product of Mo-99 production and is processed and finished by us. We believe we are currently the leading provider of Xenon in the U.S.
•FDG is an injectable, fluorine-18-radiolabeled imaging agent used with PET technology to identify and characterize tumors in patients undergoing oncologic diagnostic procedures. We manufacture and distribute FDG from our Puerto Rico radiopharmacy.
•Cardiolite, also known by its generic name sestamibi, is an injectable, Tc-99m-labeled imaging agent used in myocardial perfusion imaging (“MPI”) procedures to assess blood flow to the muscle of the heart using SPECT. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues.
•Thallium TI 201 is an injectable radiopharmaceutical imaging agent used in MPI studies to detect cardiovascular disease. We manufacture Thallium using cyclotron technology.
•Gallium (Ga 67) is an injectable radiopharmaceutical imaging agent used to detect certain infections and cancerous tumors, especially lymphoma. We manufacture Gallium using cyclotron technology.
•AZEDRA (iobenguane I 131) is a radiotherapeutic, approved for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only FDA-approved therapy for this indication.
•RELISTOR (methylnaltrexone bromide) is a treatment for opioid-induced constipation (“OIC”) that decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection (12 mg and 8 mg) and an oral tablet (450 mg once daily).
•Quadramet is an injectable radiopharmaceutical used to treat severe bone pain associated with osteoblastic metastatic bone lesions. We serve as the direct manufacturer and supplier of Quadramet in the U.S.
•Automated Bone Scan Index (“aBSI”) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to the stand-alone aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI was cleared by the FDA for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received CE marking for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area.
•Cobalt (Co 57) is a non-pharmaceutical radiochemical used in the manufacture of sources for the calibration and maintenance of SPECT imaging cameras.
Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico where we sell our own products as well as products of third parties to end-users. AZEDRA is also sold in the U.S. through an AZEDRA direct sales team. RELISTOR was licensed to Bausch, and we collect quarterly royalties based on their sales.
We also maintain our own direct sales force in Canada for certain of our products. In Europe, Australia, Asia-Pacific and Latin America, we generally rely on third-party distributors to market, sell and distribute our nuclear imaging and contrast agent products, either on a country-by-country basis or on a multi-country regional basis. Our headquarters are located in North Billerica, MA with offices in New York, NY, Somerset, NJ, San Juan, PR, Montreal, Canada and Lund, Sweden.
Product Candidates
In addition to our commercial products, we now have an extensive portfolio of product candidates in clinical development, including:
•PyL (also known as 18F-DCFPyL) is a fluorine 18-based PSMA-targeted PET imaging agent that enables visualization of both bone and soft tissue metastases, with potential high clinical utility in the detection of recurrent and/or metastatic prostate cancer, as well as staging of high risk disease. Progenics has completed a clinical development program that consisted of two pivotal clinical studies, which were designed to provide robust, prospective, well-controlled, and pathology- or composite truth standard-verified data to establish the safety and diagnostic performance of PyL across the disease continuum of prostate cancer. The results from these studies provide data in support of the potential of PyL to reliably detect and localize disease, including in patients with low PSA values, and may help enable appropriate disease management, thus supporting the potential use for detection of recurrent or metastatic prostate cancer. Progenics completed two successful pre-NDA meetings with the FDA in the first quarter of 2020, and we intend to submit the PyL NDA to the FDA later in 2020.
•Flurpiridaz F 18 is a fluorine 18-based PET MPI agent to assess blood flow to the heart. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the agent’s continued Phase 3 development and worldwide commercialization. The second Phase 3 trial is now underway; however, because of the COVID-19 pandemic, enrollment in the global clinical development program has been delayed. GE Healthcare now expects to complete enrollment by mid-2021 and, assuming regulatory approval, begin commercialization in early 2023.
•LMI 1195 is a fluorine 18-based PET imaging agent for the norepinephrine pathway. We are currently designing two Phase 3 clinical trials for the use of LMI 1195 for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively. The FDA has granted an Orphan Drug designation for the use of LMI 1195 in the management indication. We have also received notice of eligibility for a rare pediatric disease priority review voucher for a subsequent human drug application so long as LMI 1195 is approved by the FDA for its rare pediatric disease indication prior to September 30, 2022.
•1095 (also known as I-131-1095) is a PSMA-targeted iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Following the removal of the import alert on Centre for Probe Development & Commercialization (“CPDC”), Progenics initiated eleven clinical sites in the U.S along with the six active sites in Canada to support enrollment in the Company’s multicenter, randomized, controlled, ARROW Phase 2 study in metastatic castration-resistant prostate cancer (“mCRPC”). Because of the COVID-19 pandemic, Progenics paused new enrollment in the Phase 2 trial to minimize the risk to subjects and healthcare providers during the pandemic. For subjects who are active and have been randomized for the study, they continue to receive treatment doses and are being monitored for safety and efficacy in a manner that is permissible by each clinical site.
•PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Bayer is conducting a Phase 1 trial of PSMA TTC in subjects with mCRPC.
•1404 is a Tc-99m labeled small molecule which binds to PSMA and is used as a SPECT/CT imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe.
•PSMA AI is an imaging analysis technology that uses artificial intelligence and machine learning to assist readers in the quantification and standardized reporting of PSMA-targeted imaging. Progenics recently completed a performance study of automated segmentation algorithms with PyL/CT images from the PyL research access initiative. The study demonstrated the efficiency and effectiveness of a fully automated segmentation algorithm of the 49 bones and 12 soft tissue regions of the whole body from PyL-PSMA PET/CT images. This work provides automated generation of lesion quantification, localization and staging, leading to highly contextualized assessments of disease burden.
•Leronlimab (PRO 140) is an investigational humanized IgG4 mAb that blocks CCR5, a cellular receptor that is important in HIV infection, tumor metastases, and other diseases including certain liver diseases. It is owned by CytoDyn Inc. (“CytoDyn”) pursuant to our agreement with CytoDyn, as described below. In May 2020, CytoDyn announced it submitted a Biologics License Application (“BLA”) to the FDA for approval of Leronlimab in combination therapy for HIV infection. On July 13, 2020, CytoDyn announced that it had received a refusal to file letter from the FDA for the BLA and that CytoDyn intends to request a Type A meeting with the FDA to discuss the FDA’s request for additional information.
Strategic Partnerships
In connection with our commercial products and product candidates, we now have a number of strategic partnerships, including:
•Bausch Agreement -- Under its agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch, Progenics received a $40 million development milestone upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, a $50 million development milestone for the U.S. marketing approval of an oral formulation of RELISTOR in July 2016, and a $10.0 million sales milestone for RELISTOR achieving U.S. net sales in excess of $100.0 million in 2019. We are also eligible to receive additional one-time sales milestone payments upon achievement of specified U.S. net sales targets, including:

U.S. Net Sales Levels in any Single Calendar Year	Payment ($)
(In thousands)
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000

Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. We are also eligible to receive royalties from Bausch and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100 million, 17% on the next $400 million in worldwide net sales, and 19% on worldwide net sales over $500 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Bausch receives from sublicensees outside the U.S.
•GE Healthcare Agreement – Under our April 2017 Collaboration and License Agreement, GE Healthcare will complete the worldwide development of flurpiridaz F 18, pursue worldwide regulatory approvals, and, if successful, lead a worldwide launch and commercialization of the agent, with us collaborating on both development and commercialization through a joint steering committee. We also have the right to co-promote the agent in the U.S. GE Healthcare’s development plan initially focuses on obtaining regulatory approval in the U.S., Japan, Europe and Canada. Under the agreement, we received an upfront cash payment of $5 million and are eligible to receive up to $60 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the U.S.
•Curium Agreement – Curium has licensed exclusive rights to develop and commercialize PyL in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and we are entitled to royalties on net sales of PyL. Curium is in discussions with EMA regarding the development path in Europe.
•Bayer Agreement – Under Progenics’ April 2016 agreement with a subsidiary of Bayer granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, in combination with Bayer’s alpha-emitting radionuclides, Progenics received an upfront payment of $4.0 million and milestone payments totaling $5.0 million. We could receive up to an additional $44.0 million in potential clinical and development milestones. We are also entitled to single-digit royalties on net sales, and potential net sales milestone payments up to an aggregate of $130.0 million.
•CytoDyn Agreement -- Leronlimab (PRO 140) is an investigational humanized IgG4 mAb that blocks CCR5, a cellular receptor that is important in HIV infection, tumor metastases, and other diseases including certain liver diseases. Progenics sold Leronlimab to CytoDyn in 2012, which sale included milestone and royalty payment obligations to Progenics. Under the 2012 agreement, CytoDyn is responsible for all development, manufacturing and commercialization efforts. Pursuant to such agreement, Progenics received $5.0 million in upfront and milestone payments, and we have the right to receive an additional $5.0 million upon the first U.S. or E.U. approval for the sale of the drug, and a 5% royalty on the net sales of approved products.
•ROTOP Agreement -- In May 2019, Progenics entered into an exclusive license agreement with ROTOP, a Germany-based developer of radiopharmaceuticals for nuclear medicine diagnostics, to develop, manufacture and commercialize 1404 in Europe. Under the terms of the collaboration, ROTOP is responsible for the development, regulatory approvals and commercialization of 1404 in Europe while we are entitled to double-digit, tiered royalties on net sales of 1404 in Europe. ROTOP is in discussions with EMA regarding the development path in Europe.
•FUJIFILM Agreement -- In June 2019, Progenics entered into a transfer agreement with FUJIFILM for the rights to the aBSI product in Japan for use under the name BONENAVI. Under the terms of the transfer agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from Progenics for use in Japan. In exchange, Progenics received $4.0 million in an upfront payment and FUJIFILM agreed to pay Progenics support and service fees for aBSI and other AI products over the next three years in Japan. BONENAVI has been licensed to FUJIFILM for use in Japan since 2011.

Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
COVID-19 Pandemic
The global COVID-19 pandemic has had, and will continue to have, a material impact on our business. Towards the end of the first quarter of 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures and treatments using our products. We cannot predict the magnitude or duration of the pandemic’s impact on our business.
As a result of the COVID-19 pandemic, we undertook a thorough analysis of all of our discretionary expenses. In the first quarter of 2020 we implemented certain cost reduction initiatives, including, among other things, reducing travel and promotional expenses and implementing a hiring freeze through the balance of 2020. In addition, effective April 13, 2020, we reduced our work week from five days to four days in order to better align manufacturing, supply, distribution and other activities with reduced product demand. We also reduced pay for our personnel, including a 75% reduction for Mary Anne Heino, our President and Chief Executive Officer, a 35% reduction for members of our executive team, a 25% reduction for our vice presidents, and across-the-board reductions of 20% of salaries for our other salaried employees and 20% of hours for our hourly employees for that same time period. In addition, our Board of Directors has also reduced director and committee member compensation by 35% for the second half of the year and has elected to receive all remaining compensation payable in 2020 in the form of time-based restricted stock units that will vest on the first anniversary of the grant date, rather than in cash. In the latter half of June 2020, we restored our work week back to five days and restored most salaries back to 100% (other than executive team members whose salaries were restored in early July and directors whose compensation will remain at reduced levels for the balance of the calendar year).
We can give no assurances that we will not have to take additional cost reduction measures if the pandemic continues to adversely affect the volume of procedures and treatments using our products.
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives, including reducing promotional spending and furloughing a portion of its field-based AZEDRA commercial operations and medical employees. Progenics also furloughed several of its clinical employees. The commercial and medical employees were returned to full service with Progenics as of June 22, 2020. In addition, Progenics paused new enrollment in the Phase 2 trial of 1095 in mCRPC patients to minimize the risk to subjects and healthcare providers during the pandemic.
GE Healthcare, our development and commercialization partner for flurpiridaz F 18, also delayed enrollment in the second Phase 3 clinical trial because of the pandemic and has informed us that it now intends to resume enrollment in the third quarter of 2020.
While we are currently unable to estimate the impact of COVID-19 on our overall 2020 operations and financial results, we ended the second quarter of 2020 with $90.3 million of cash and cash equivalents. With our available liquidity and prudent expense management, we believe we will be able to maintain a state of preparedness to resume full business activities to support our customers as external conditions allow, although we can give no assurances that we will have sufficient liquidity if the pandemic continues to adversely affect the volume of procedures and treatments using our products for an extended period of time.
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
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S., three of our recently issued method of use patents covering DEFINITY were listed in the Orange Book. We now have a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. Outside of the U.S., while our DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional patents to try to obtain similar method of use and manufacturing patent protection as granted in the U.S.

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
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in August 2020 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least January 2023. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
•Modified Formulation - We are developing at SBL a modified formulation of DEFINITY. We believe this modified formulation will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We have a composition of matter patent on the modified formulation which runs through 2035. If the modified formulation is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, the modified formulation could become commercially available in early 2021, although that timing cannot be assured. Given its physical characteristics, the modified formulation may also be well suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the next paragraph).
•New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and contrast imaging generally. For example, in April 2019, we announced a strategic development and commercial collaboration with Cerevast Medical, Inc. (“Cerevast”) in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide. In December 2019, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis.
•In-House Manufacturing - We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe the investment in these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to be in a position to use this in-house manufacturing capability in 2021, although that timing cannot be assured.
•DEFINITY in China - On March 19, 2020 in connection with our Chinese development and distribution arrangement with Double Crane Pharmaceutical Company, we filed an Import Drug License application with the National Medical Products Administration, or the NMPA, for the use of DEFINITY for the echocardiography indication. We believe this is an important milestone in our efforts to commercialize DEFINITY in China. Double Crane is also in the process of analyzing the clinical results relating to the liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications.
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2022, and renewable by us on a year-to-year basis thereafter, and with NTP and ANSTO, running through December 31, 2021. We also have a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension.

Although we have a globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced technical issues in its existing Mo-99 processing facility which resulted in a decrease in Mo-99 available to us.  In addition, as ANSTO transitioned from its existing Mo-99 processing facility to its new Mo-99 processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Mo-99 available to us.  Further, starting in late June 2019 until April 2020, ANSTO’s new Mo-99 processing facility had production volume limitations imposed on it by the Australian Radiation Protection and Nuclear Safety Agency which limited our ability to receive Mo-99 from ANSTO. During that time we relied on IRE and NTP to limit the impact of those ANSTO outages and volume limitations. As ANSTO increases its production volume over the course of 2020, we expect to receive increasing supply from ANSTO. Because of the COVID-19 pandemic, in the second quarter of 2020 we experienced challenges receiving regularly scheduled orders of Mo-99 from our global suppliers due to the partial or complete delay or cancellation of international flights by our airfreight carriers. As of the filing of this report, these COVID-19-related transportation challenges have been largely eliminated. Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days.
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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for a modified formulation of DEFINITY with SBL, which is located in South Korea. We currently believe that if approved by the FDA, the modified formulation could be commercially available in 2021, although that timing cannot be assured. We have also completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility, as part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development. In addition to our flurpiridaz F 18 clinical development program, the expenses of which are now being borne by GE Healthcare, and our proposed LMI 1195 Phase 3 clinical program for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, the final plans for which are still being developed, the Progenics Transaction brings additional and substantial clinical development expense. Progenics completed two successful pre-NDA meetings with the FDA in the first quarter of 2020, and we intend to submit the PyL NDA to the FDA later in 2020. For 1095, the ARROW Phase 2 study in mCRPC patients has been paused to minimize risk to subjects and healthcare providers during the pandemic. In addition, the Company’s development activities for PSMA AI are on-going. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates will be approved.
New Initiatives

In addition to integrating the new assets and programs resulting from the Progenics Transaction, we continue to seek ways to further expand our portfolio of products and product candidates, evaluating a number of different opportunities to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. As the Progenics Transaction indicates, we are particularly interested in expanding our presence in oncology, in radiotherapeutics as well as diagnostics. In May 2019 we entered into a strategic collaboration and license agreement with NanoMab Technology Limited, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available imaging biomarker research tool to pharmaceutical companies and academic centers conducting research and development on PD-L1 immuno-oncology treatments, including combination therapies. We can give no assurance as to when or if this collaboration will be successful or accretive to earnings.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues	$66,010	$85,705	$156,714	$172,215
Cost of goods sold	40,162	41,132	92,864	83,558
Gross profit	25,848	44,573	63,850	88,657
Operating expenses
Sales and marketing	6,305	10,948	16,435	21,345
General and administrative	20,670	13,293	37,369	25,882
Research and development	4,418	5,795	8,466	10,724
Total operating expenses	31,393	30,036	62,270	57,951
Operating (loss) income	(5,545)	14,537	1,580	30,706
Interest expense	1,914	4,543	3,860	9,135
Loss on extinguishment of debt	—	3,196	—	3,196
Other income	(756)	(1,312)	(1,106)	(2,499)
(Loss) income before income taxes	(6,703)	8,110	(1,174)	20,874
Income tax expense	309	1,698	2,501	4,513
Net (loss) income	$(7,012)	$6,412	$(3,675)	$16,361

Comparison of the Periods Ended June 30, 2020 and 2019
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.
DEFINITY	$39,544	$53,466	$(13,922)	(26.0)%	$94,554	$103,182	$(8,628)	(8.4)%
TechneLite	15,591	16,865	(1,274)	(7.6)%	34,947	36,923	(1,976)	(5.4)%
Other nuclear	5,804	9,127	(3,323)	(36.4)%	14,866	18,651	(3,785)	(20.3)%
Rebates and allowances	(3,540)	(4,268)	728	(17.1)%	(8,223)	(8,132)	(91)	1.1%
Total U.S. revenues	57,399	75,190	(17,791)	(23.7)%	136,144	150,624	(14,480)	(9.6)%
International
DEFINITY	821	1,163	(342)	(29.4)%	2,602	2,558	44	1.7%
TechneLite	3,318	3,241	77	2.4%	7,060	7,328	(268)	(3.7)%
Other nuclear	4,473	6,119	(1,646)	(26.9)%	10,911	11,715	(804)	(6.9)%
Rebates and allowances	(1)	(8)	7	(87.5)%	(3)	(10)	7	(70.0)%
Total International revenues	8,611	10,515	(1,904)	(18.1)%	20,570	21,591	(1,021)	(4.7)%
Worldwide
DEFINITY	40,365	54,629	(14,264)	(26.1)%	97,156	105,740	(8,584)	(8.1)%
TechneLite	18,909	20,106	(1,197)	(6.0)%	42,007	44,251	(2,244)	(5.1)%
Other nuclear	10,277	15,246	(4,969)	(32.6)%	25,777	30,366	(4,589)	(15.1)%
Rebates and allowances	(3,541)	(4,276)	735	(17.2)%	(8,226)	(8,142)	(84)	1.0%
Total revenues	$66,010	$85,705	$(19,695)	(23.0)%	$156,714	$172,215	$(15,501)	(9.0)%
The decrease in the U.S. segment revenues for the three months ended June 30, 2020, as compared to the prior year period is primarily due to a $13.9 million decrease in DEFINITY revenue as a result of lower unit volumes as a result of COVID-19. TechneLite revenue was $1.3 million lower driven by COVID-19 impact, partially offset by supplier disruptions in 2019. Other Nuclear revenue was lower than the prior year primarily associated with lower Xenon volume as a result of COVID-19, which was offset, in part, by reduced rebate and allowance provisions of $0.7 million.
The decrease in the U.S. segment revenues for the six months ended June 30, 2020, as compared to the prior year period is primarily due to an $8.6 million decrease in DEFINITY revenue as a result of lower unit volumes as a result of COVID-19 that was concentrated in the second quarter, offset by first quarter performance. TechneLite revenue was $2.0 million lower driven by COVID-19 impact, partially offset by supplier disruptions in 2019. Other Nuclear revenue was lower than the prior year primarily associated with $4.1 million lower Xenon revenue with lower volume as a result of COVID-19.
The Progenics business contributed approximately $1.0 million of revenue to the U.S. segment for the three and six months ended June 30, 2020.
The decrease in the International segment revenues for the three months ended June 30, 2020, as compared to the prior year period is primarily due to lower volume as a result of COVID-19.
The decrease in the International segment revenues for the six months ended June 30, 2020, as compared to the prior year period is primarily due to lower volume as a result of COVID-19 as well as opportunistic incremental demand of TechneLite in the prior year period.

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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2020	$6,985
Provision related to current period revenues	8,216
Adjustments relating to prior period revenues	10
Payments or credits made during the period	(8,266)
Balance, June 30, 2020	$6,945

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$24,697	$42,033	$(17,336)	(41.2)%	$59,760	$83,584	$(23,824)	(28.5)%
International	1,151	2,540	(1,389)	(54.7)%	4,090	5,073	(983)	(19.4)%
Total gross profit	$25,848	$44,573	$(18,725)	(42.0)%	$63,850	$88,657	$(24,807)	(28.0)%
The decrease in the U.S. segment gross profit for the three months ended June 30, 2020, as compared to the prior year period is primarily due to lower DEFINITY, TechneLite, Xenon and other nuclear product unit volumes due to COVID-19. This was offset by a decrease in rebate and allowance provisions.
The decrease in the U.S. segment gross profit for the six months ended June 30, 2020, as compared to the prior year period is primarily due to lower DEFINITY, TechneLite, and Xenon unit volumes due to COVID-19 and an asset impairment loss on other nuclear products.
The decrease in the International segment gross profit for the three and six months ended June 30, 2020, as compared to the prior year period is primarily due to lower DEFINITY and other nuclear product unit volumes due to COVID-19.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$5,830	$10,369	$(4,539)	(43.8)%	$15,437	$20,338	$(4,901)	(24.1)%
International	475	579	(104)	(18.0)%	998	1,007	(9)	(0.9)%
Total sales and marketing	$6,305	$10,948	$(4,643)	(42.4)%	$16,435	$21,345	$(4,910)	(23.0)%

The decrease in the U.S. segment sales and marketing expenses for the three and six months ended June 30, 2020, as compared to the prior year period is primarily due to reduced marketing promotional programs and travel due to COVID-19 impact, as well as lower employee-related costs. The Progenics business contributed approximately $0.3 million of expense to the U.S. segment for the three and six months ended June 30, 2020.
The decrease in the International segment sales and marketing expenses for the three months ended June 30, 2020, as compared to the prior year period is primarily due to lower employee-related costs.
The International segment sales and marketing expenses for the six months ended June 30, 2020 is flat as compared to the prior year.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$20,522	$13,323	$7,199	54.0%	$37,077	$25,671	$11,406	44.4%
International	148	(30)	178	(593.3)%	292	211	81	38.4%
Total general and administrative	$20,670	$13,293	$7,377	55.5%	$37,369	$25,882	$11,487	44.4%
The U.S. segment general and administrative expenses increased for the three and six months ended June 30, 2020 as compared to the prior year period. The primary driver was an increase in acquisition-related costs associated with the acquisition of Progenics offset by lower employee-related costs driven by COVID related measures. In addition, the Progenics business contributed approximately $2.9 million of expense to the U.S. segment for the three and six months ended June 30, 2020.
The International segment general and administrative expenses increased for the three and six months ended June 30, 2020 as compared to the prior year period driven primarily by an insurance benefit received in 2019 which was partly offset by lower employee related costs in 2020.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$4,345	$5,652	$(1,307)	(23.1)%	$8,258	$10,302	$(2,044)	(19.8)%
International	73	143	(70)	(49.0)%	208	422	(214)	(50.7)%
Total research and development	$4,418	$5,795	$(1,377)	(23.8)%	$8,466	$10,724	$(2,258)	21.1%
The decrease in the U.S. segment research and development expenses for the three and six months ended June 30, 2020, as compared to the prior year is primarily driven by clinical research expenses related to DEFINITY studies completing and lower employee related expenses. The Progenics business contributed approximately $1.2 million of expense to the U.S. segment for the three and six months ended June 30, 2020.

The decrease in the International segment research and development expenses for the three and six months ended June 30, 2020, as compared to the prior year period is primarily driven by regulatory costs related to Brexit matters.
Interest Expense
Interest expense decreased by approximately $5.3 million for the six months ended June 30, 2020 as compared to the prior year period due to the refinancing of our existing indebtedness in the second quarter of 2019 which reduced our underlying principal amount and decreased interest rates on our long-term debt.
Income Tax Expense
Income tax expense is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Income tax expense	$309	$1,698	$(1,389)	(81.8)%	$2,501	$4,513	$(2,012)	(44.6)%
The income tax expense for the three and six months ended June 30, 2020 was primarily due to the recording of non-deductible transaction costs and the accrual of interest associated with uncertain tax positions.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. As of June 30, 2020, we recorded valuation allowances of $3.0 million against the net deferred tax assets of certain foreign subsidiaries, as well as a valuation allowance of $0.7 million against net state deferred tax assets due to the potential expiration of certain state tax losses and tax credits prior to utilization.
On June 19, 2020, we acquired the stock of Progenics Pharmaceuticals, Inc. in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The transaction resulted in an ownership change of Progenics under Section 382 and a limitation on the utilization of Progenics’ pre-transaction tax attributes. All pre-transaction research credits and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation. Significant deferred tax liabilities arising from the purchase accounting basis step-up in identified intangibles were also recorded as part of the purchase accounting, resulting in a small net overall deferred tax liability for Progenics after the application of purchase accounting.
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2020	2019
Effective tax rate	(213.0)%	21.6%
Our effective tax rate in fiscal 2020 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes, non-deductible transaction costs, and the accrual of interest on uncertain tax positions.
The decrease in the effective income tax rate for the six months ended June 30, 2020 as compared to the prior year period is primarily due to the lower amount of pre-tax income driving an increased tax rate impact from the accrual of interest on uncertain tax positions in the current period and non-deductible transaction costs.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$7,252	$31,521
Net cash provided by (used in) investing activities	$2,609	$(13,984)
Net cash used in financing activities	$(10,218)	$(74,158)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $7.3 million in the six months ended June 30, 2020 was driven primarily by $7.8 million of depreciation, amortization and accretion expense, impairment of long-lived assets of $7.3 million, stock-based compensation expense of $6.5 million, and changes in deferred taxes of $1.1 million. These net sources of cash were offset by a net loss of $3.7 million and a net decrease of $14.4 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the payment of prior year annual bonuses as well as change in inventory related to COVID-19 impact on products and the timing of batch processes.
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
Net Cash Provided by Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 reflected $17.6 million of acquired cash related to the non-cash acquisition of Progenics offset by $10.0 million in lending on a note receivable to Progenics prior to the acquisition and $5.0 million in capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2019 reflected $14.0 million in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2020 is primarily attributable to the payments on long-term debt and other borrowings of $7.0 million related to the 2019 Term Facility and Royalty-Backed Loan and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.0 million.
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
External Sources of Liquidity
In June 2019, we refinanced our 2017 $275 million five-year term loan facility with the 2019 Term Facility. In addition, we replaced our $75 million revolving facility with the 2019 Revolving Facility. The terms of the 2019 Facility are set forth in the Credit Agreement, dated as of June 27, 2019, by and among us, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent (the “2019 Credit Agreement”). We have the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100 million, plus additional amounts, in certain circumstances.
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
On April 6, 2020, the Company drew down $100.0 million under its 2019 Revolving Facility, and subsequently repaid such amounts on June 9, 2020.
On June 19, 2020, we amended our 2019 Credit Agreement (“the Amendment”) as a result of the impact of the COVID-19 pandemic on our business and operations and the near-term higher level of indebtedness resulting from our decision not to immediately repay the Progenics debt secured by the RELISTOR royalties following our acquisition of Progenics.
The Amendment provides for, among other things, modifications to our financial maintenance covenants. The covenant related to Total Net Leverage Ratio (as defined in the Amended Credit Agreement) has been waived from the date of the Amendment through December 31, 2020. The maximum total net leverage ratio and interest coverage ratio permitted by the financial covenant is displayed in the table below:

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q2 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00

The Amendment also introduces a new financial covenant requiring Consolidated Liquidity (as defined in the Amended Credit Agreement) to be no less than $150.0 million. The Consolidated Liquidity covenant is tested on a continuing basis beginning on the date of the Amendment and ending on the date on which we deliver a compliance certificate for the fiscal quarter ending March 31, 2021.
For the period beginning on the date of the Amendment and ending on the Adjustment Date (as defined in the Amended Credit Agreement) for the fiscal quarter ending March 31, 2021, loans under the Amended Credit Agreement bear interest at LIBOR plus 3.25% or the Base Rate plus 2.25%. On and after the Adjustment Date for the fiscal quarter ending on March 31, 2021, loans bear interest at LIBOR plus a spread that ranges from 1.50% to 3.00% or the Base Rate plus a spread that ranges from 0.50% to 2.00%, in each case based on our Total Net Leverage Ratio.
The commitment fee applicable to the Revolving Facility is 0.50% until the Adjustment Date for the fiscal quarter ending March 31, 2021. On and after the Adjustment Date for the fiscal quarter ending on March 31, 2021, the commitment fee ranges from 0.15% to 0.40% based on our Total Net Leverage Ratio.
On June 19, 2020, as a result of the Progenics Transaction, we assumed Progenics outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to Progenics or any of its assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under Progenics’ license agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5% and matures on June 30, 2025. On June 22, 2020, HCRP waived the automatic acceleration of the Royalty-Backed Loan that otherwise would have been triggered by the consummation of the Progenics Transaction and MNTX Royalties agreed not to prepay the loan until after December 31, 2020.
Under the terms of the loan agreement, payments of interest and principal, if any, are made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately-preceding payment date. On each payment date, 50% of RELISTOR royalty payments received since the immediately-preceding payment date in excess of accrued interest on the loan are used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately-preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:
•The level of product sales and the pricing environment of our currently marketed products, particularly DEFINITY and any additional products that we may market in the future, including decreased product sales resulting from the COVID-19 pandemic;
•Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;
•The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, together with the costs of pursuing opportunities that are not eventually consummated;
•Our investment in the further clinical development and commercialization of products and development candidates, including the newly acquired Progenics assets AZEDRA, PyL, 1095 and PSMA AI;
•The costs of investing in our facilities, equipment and technology infrastructure;
•The costs and timing of establishing manufacturing and supply arrangements for commercial supplies of our products and raw materials and components;
•Our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future;
•The costs of further commercialization of our existing products, particularly in international markets, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;
•The extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products;
•The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance or other claims; and
•The cost of interest on any additional borrowings which we may incur under our financing arrangements.
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

At June 30, 2020, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $90.3 million of cash and cash equivalents at June 30, 2020. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
In addition, in connection with the Progenics Transaction, which we closed in June 2020, we incurred legal, accounting, financial advisory, consulting and printing fees, and transition, integration and other costs which we funded from our available cash and the available cash of Progenics. The CVRs we issued in the Progenics Transaction entitle holders thereof to future cash payments of 40% of PyL net sales over (i) $100 million in 2022 and (ii) $150 million in 2023, which, if payable, we currently intend to fund from our then-available cash. In no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Transaction, exceed 19.9% (which we estimate could be approximately $100 million) of the total consideration we pay in the Progenics Transaction. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities.
Based on our current operating plans, including our prudent expense management in response to the COVID-19 pandemic, we believe that our existing cash and cash equivalents, results of operations and availability under our 2019 Revolving Facility, as amended, will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2020, except as set forth below. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2019.
Business Combinations
We account for business combinations using the acquisition method of accounting. We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on our estimates and assumptions, as well as other information we have compiled, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and assumptions used in these estimates, it could result in a possible impairment of the intangible assets and goodwill, a required acceleration of the amortization expense of finite-lived intangible assets or the recognition of additional consideration, which would be expensed.
During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the condensed consolidated statements of operations as operating expenses or income.
Intangible and Long-Lived Assets

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
Intangible assets, consisting of trademarks, customer relationships, currently marketed products, licenses and developed technology are amortized in a method equivalent to the estimated utilization of the economic benefit of the asset.
Our IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is whether we have obtained regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. We classify IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset. We test our IPR&D assets at least annually or when a triggering event occurs that could indicate a potential impairment and we recognize any impairment loss in our condensed consolidated statements of operations.
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
Interest Rate Risk
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. As of June 30, 2020, the Company had entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps as of June 30, 2020 was approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Please refer to Note 12, “Derivative Instruments”, for further details on the interest rate swaps.
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
Changes in Internal Controls Over Financial Reporting
As of June 30, 2020, management is in the process of evaluating and integrating the internal controls of the acquired Progenics business into the Company's existing operations. During the quarter, the Company implemented controls over the accounting and disclosures related to the business combination and integration of the Progenics business. There were no other material changes in the

Company's internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, as a result of the COVID-19 pandemic, certain employees began working remotely in March. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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
As of June 30, 2020, the Company had the following material ongoing litigation to which the Company was a party:
RELISTOR Subcutaneous Injection
Between November 19, 2015 and September 18, 2017, Progenics, Salix, Valeant (now Bausch) and Wyeth filed multiple lawsuits against Mylan Pharmaceuticals and certain of its affiliates (collectively, “Mylan”) in the United States District Court for the District of New Jersey for infringement of certain U.S. patents based upon Mylan’s filing of multiple ANDAs seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of those patents expire. These actions were later consolidated into two separate actions in the District of New Jersey.
On May 1, 2018, in the lead action, the Court granted Plaintiffs’ motion for partial summary judgment as to the validity of a particular claim that Mylan had admitted it infringed. On May 23, 2018, the Court entered an order for final judgment in favor of Plaintiffs and against Mylan on that particular claim. As a result, trial on the merits in the lead action was adjourned, allowing trial, if necessary, to be consolidated with the lagging, second action. Fact discovery has concluded in the lagging case, but deadlines for expert discovery have not yet been set.
On May 25, 2018, Mylan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On April 8, 2020, the CAFC issued its decision reversing the Court’s grant of summary judgment and remanding for further proceedings. On June 22, 2020, Plaintiffs filed a petition for rehearing/rehearing en banc, and on July 24, 2020, that petition was denied.
RELISTOR Tablets - Actavis
Between December 6, 2016 and December 8, 2017, Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (collectively, “Actavis”) in the United States District Court for the District of New Jersey for infringement of certain U.S. patents based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of those patents expire. The actions were later consolidated into a single action in the District of New Jersey.
On May 6-9, 2019, a bench trial was held, and on July 17, 2019, the Court issued an Order finding the asserted claims of a certain U.S. patent valid and infringed. The Court additionally ordered that the effective date of any approval of Actavis’s ANDA may not be earlier than the expiration date of that patent. Actavis filed an appeal of the Court’s decision with the CAFC on August 13, 2019. The matter is currently pending on appeal at the CAFC and merits briefing is underway. Actavis’s opening brief was filed February 6, 2020. The deadline for Plaintiffs to file their responsive brief is currently September 15, 2020.
On June 13, 2019, Progenics, Salix, Bausch, and Wyeth filed another suit against Actavis in the United States District Court for the District of New Jersey for infringement of a separate, and at that time, recently granted U.S. patent based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in this action is underway, and fact discovery has not yet begun.
RELISTOR European Opposition Proceedings
In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the opposition division provided notice that the three European patents would be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings are set to occur on September 22, 2020, November 17, 2020 and November 18, 2020. For each of the above-described RELISTOR proceedings, Progenics and Bausch continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between Progenics and Bausch, Bausch has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement. Because the outcome of litigation is uncertain and in these RELISTOR proceedings the Company does not control the enforcement of the intellectual property rights at issue, no assurance can be given as to how or when any of these RELISTOR proceedings will ultimately be resolved.
German PSMA-617 Litigation
On November 8, 2018, Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), filed a complaint against the University of Heidelberg (the “University”) in the District Court of Mannheim in Germany. In this Complaint, MIP claimed that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617 that were filed by the University in its own name. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.
On November 27, 2018, MIP requested that the European Patent Office (“EPO”) stay the examination of a certain European Patent (EP) and related Divisional Applications, pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in the corresponding US patent applications. MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications. On March 6, 2020, MIP filed with the USPTO a notice stating that the Power of Attorney in certain pending US patent applications was signed by less than all applicants or owners of the applications.
On February 27, 2019, the German District Court set €0.4 million as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. The Court held the first oral hearing in the case on August 6, 2019. The Court considered procedural matters and granted the parties the right to make further submissions. A further oral hearing occurred July 23, 2020, during which the Court heard live testimony from several witnesses.
Progenics is vigorously enforcing its rights in this German proceeding. Because Progenics is the plaintiff, if unsuccessful in this proceeding, Progenics may also have liability for Court fees and fees and disbursements of defendant’s and intervenor’s counsel, such fees and disbursements to be at least partially covered by the aforementioned cash security deposited with the Court. Because the outcome of litigation is uncertain, no assurance can be given as to how or when this German proceeding will ultimately be resolved.
Litigation Related to the Merger
Nine purported stockholders of Progenics filed ten lawsuits alleging, among other things, that Progenics and the members of the Progenics Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 17 C.F.R. § 244.100 and Rule 14a-9 promulgated under the Exchange Act, by misstating or omitting certain allegedly material information in the S-4 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on November 12, 2019, the amended S-4 Registration Statement filed with the SEC on March 16, 2020, and/or the Schedule 14A proxy statement filed with the SEC on March 19, 2020 related to the Merger. Two of the actions alleged that the Company and Plato Merger Sub, Inc. (“Merger Sub”) violated Section 14(a) and/or Section 20(a) of the Exchange Act. One of the actions further alleged that the members of the Progenics Board breached their fiduciary duties of care, loyalty and good faith to the stockholders of Progenics related to the Merger, that Progenics, the Company and Merger Sub aided and abetted such breaches of fiduciary duty, and that the Company and Merger Sub violated Section 14(a) of the Exchange Act. All such lawsuits have been voluntarily dismissed, with the last of the cases dismissed on June 23, 2020.
Whistleblower Complaint
In July 2019, Progenics received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”). Dr. Mahmood sought reinstatement to his former position of Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint asserts claims of violation of Section 806 of SOX. The DOL action has been dismissed and the matter will proceed in federal district court. Progenics’ Answer to the Complaint is presently due by August 26, 2020.
The Company believes the claims in this matter are without merit, and the Company has meritorious defenses to the claims. The Company intends to vigorously defend against the claims.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except as set forth below which generally relate to the COVID-19 pandemic and the Progenics business and assets we have recently acquired:
The COVID-19 pandemic could have a material impact on our business, results of operation and financial condition, operating results, cash flows and prospects.
In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan China. Less than four months later, in March 2020, the World Health Organization declared COVID-19 a pandemic. While the outbreak initially was largely concentrated in China and caused significant disruptions in its economy, the virus has now spread to many other countries and regions, and every state within the United States, including Massachusetts, where our primary offices and manufacturing facility are located, as well as New York, New Jersey, Puerto Rico, Canada and Sweden, where our other offices and manufacturing facilities are located.
Towards the end of the first quarter of 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures using our products. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff and facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions have significantly delayed the provision of other medical care including procedures involving our products, having an adverse effect on our revenue. These measures and challenges may continue for the duration of the COVID-19 pandemic, and such duration is uncertain and may significantly reduce our revenue and cash flows while the pandemic continues and thereafter until we and our customers are able to resume normal business operations. We cannot predict the magnitude or duration of the pandemic’s impact on our business.
In connection with the COVID-19 pandemic, the following risks could have a material effect on our business, financial condition, results of operations and prospects:
•The delay or cancellation by hospitals and clinics of the procedures in which our products are used as a result of their COVID-19 response efforts and the duration of such effects, thereby reducing sales of our products for an unknown period of time;
•The inability or unwillingness of some patients to visit hospitals or clinics in order to undergo procedures in which our products are used, thereby reducing sales of our products for an unknown period of time;
•The inability of some patients to pay for procedures and/or the co-pay associated with those procedures in which our products are used due to job loss or lack of insurance, thereby reducing sales of our products for an unknown period of time;
•The inability of our distributors, radiopharmacy customers, hospitals, clinics and other customers to conduct their normal operations, including supplying or conducting procedures in which our products are used, because of their COVID-19 response efforts, or the reduced capacity or productivity of their employees and contractors as a result of possible illness, quarantine or other inability to work, thereby reducing sales of our products for an unknown period of time;
•The reduction in pulmonary ventilation studies in which our Xenon-133 gas is used because of institutional concerns about a hospital’s ability to adequately decontaminate equipment used to administer those studies during the COVID-19 pandemic, thereby reducing Xenon-133 sales for an unknown period of time;
•The inability of global suppliers of raw materials or components used in the manufacture of our products, or contract manufacturers of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and potentially precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;
•The partial or complete delay or cancellation of international or domestic flights by our airfreight carriers, resulting in our inability to receive raw materials, components and products from our global suppliers or to ship and deliver our finished products to our domestic and international customers in a timely or cost effective manner, thereby potentially increasing our freight costs as we seek alternate, potentially more expensive, methods to ship raw materials, components or products, and negatively impacting our sales;

•The reduced capacity or productivity of our complex, on-campus operations as a result of possible illness, quarantine or other inability of our employees and contractors to work, despite all of the preventative measures we continue to undertake to protect the health and safety of our workforce;
•The illiquidity or insolvency of our suppliers, contract manufacturers or freight carriers whose business activities could be shut down, interrupted or delayed;
•The illiquidity or insolvency of our distributors or customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow, reduce our liquidity and increase our bad debt reserves;
•A portion of our raw materials or finished product inventory may expire due to reduced demand for our drugs;
•Delays in our ability, and the ability of our development partners to conduct, enroll and complete clinical development programs such as our ARROW Phase 2 study in mCRPC, the flurpiridaz F 18 Phase 3 clinical development program currently being conducted by GE Healthcare, or the Phase 1 trial of PSMA TTC being conducted by Bayer AG;
•Delays of regulatory reviews and approvals, including with respect to our product candidates, by the FDA or other health or regulatory authorities;
•Decreased sales of those of our products that are promotionally sensitive, like DEFINITY, due to the reduction of in-person sales and marketing activities and training caused by travel restrictions, quarantines, other similar social distancing measures and more restrictive hospital access policies;
•Our ability to maintain employee morale and motivate and retain management personnel and other key employees as a result of our previous work week and salary reductions;
•A disruption or delay in regulatory approval for, and operation of, our new, on-campus manufacturing facility, which would delay implementation of our supply diversification strategy for certain of our key products and impact our ability to benefit from a lower cost of goods for those products;
•A reduction in revenue with continued incurrence of high fixed costs relating to our already-existing, complex and expensive radiopharmaceutical manufacturing facility could adversely affect our cash flows, liquidity and ability to comply with the financial covenants in our 2019 Facility, and there can be no assurance that any required waiver or consent related to any such failure to comply would be granted by our current lenders similar to the waiver of total net leverage ratio in exchange for a consolidated liquidity covenant recently included in the Amendment;
•The increased reliance on our personnel working from home, which may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business;
•A delay in achieving, or inability to achieve, successful integration of Lantheus and Progenics, or the synergies, cost savings, innovation and other anticipated benefits of the acquisition due to impact of the COVID-19 pandemic on the operations, financial condition and prospects of our Company;
•The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our suppliers, distributors, customers or other business partners; and
•A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.
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
We rely on Bausch to develop and commercialize RELISTOR, exposing us to significant risks.
We rely on Bausch to pursue and complete further development and obtain regulatory approvals for RELISTOR worldwide and to effectively commercialize the product and manage pricing, sales and marketing practices and inventory levels in the distribution channel. The revenue derived from royalty and milestone payments from our RELISTOR collaboration with Bausch can fluctuate significantly from period to period, and our past revenue is therefore not necessarily indicative of our future revenue. We are and will be dependent upon Bausch and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of RELISTOR, making related regulatory filings and manufacturing and marketing products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of RELISTOR depends entirely upon the efforts of Bausch and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of RELISTOR. Bausch may not be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Bausch and other partners may not be scientifically, clinically or commercially successful. For example, Bausch has a variety of marketed products and its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Bausch may also have commercial and financial interests that are not fully aligned with ours in a given territory or territories - which may make it more difficult for us to fully realize the value of RELISTOR. We may have future disagreements with Bausch, which has significantly greater financial and managerial resources which it could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have an adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Bausch concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property.
We are also dependent on Bausch for compliance with regulatory requirements as they apply to RELISTOR.
The RELISTOR commercialization program continues to be subject to risk.
Future developments in the commercialization of RELISTOR may result in Bausch or any other business partner with which we may collaborate in the future taking independent actions concerning product development, marketing strategies or other matters, including termination of its efforts to develop and commercialize the drug.
Under our license agreement with Bausch, Bausch is responsible for obtaining supplies of RELISTOR, including contracting with contract manufacturing organizations (“CMOs”) for supply of RELISTOR active pharmaceutical ingredient and subcutaneous and oral finished drug product. These arrangements may not be on terms that are advantageous and, as a result of our royalty and other interests in RELISTOR’s commercial success, will subject us to risks that the counterparties may not perform optimally in terms of quality or reliability.
Bausch’s ability to optimally commercialize either oral or subcutaneous RELISTOR in a given jurisdiction may be impacted by applicable labeling and other regulatory requirements. If clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of RELISTOR, Bausch may stop or significantly slow further development or commercialization of RELISTOR. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks.
We are also aware of other approved and marketed products, as well as product candidates in pre-clinical or clinical development that are intended to target the side effects of opioid pain therapy and are direct competitors to RELISTOR. For instance, there are three approved products that target opioid-induced constipation: MOVANTIK® (naloxegol), AMITIZA® (lubiprostone), and Symproic® (naldemedine) which could compete with RELISTOR. The competitors who have developed these products and product candidates may have superior resources that allow them to implement more effective approaches to sales and marketing. There is no guarantee that RELISTOR will be able to compete commercially with these products. Additionally, there has been growing public concern regarding the use of opioid drugs. Any efforts by the FDA or other governmental authorities to restrict or limit the use of opioids may negatively impact the market for RELISTOR. In addition, there is a substantial risk that the revenue targets for receiving additional RELISTOR milestone payments will not be met. As a result, there is no assurance that we will realize the potential revenue represented by future RELISTOR milestone payments.
Any such significant action adverse to the further development and commercialization of RELISTOR could have an adverse impact on our business.
Our patents are subject to generic challenge, and the validity, enforceability and commercial value of these patents are highly uncertain.
Our ability to obtain and defend our patents impacts the commercial value of our products and product candidates. Third parties have challenged and are likely to continue challenging the patents that have been issued or licensed to us. Patent protection involves complex legal and factual questions and, therefore, enforceability is uncertain. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented, which could negatively impact their commercial value. For example, Progenics (along with Bausch and Wyeth LLC) received notifications of a Paragraph IV certification for RELISTOR (methylnaltrexone bromide) subcutaneous injection and for RELISTOR (methylnaltrexone bromide) Tablets, for certain patents that are listed in the FDA Orange Book. The certifications resulted from filings by entities such as Mylan Pharmaceuticals Inc., Actavis LLC and Par Sterile Products, LLC of ANDAs with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection and filings by Actavis

Laboratories FL, Inc. seeking to obtain approval to market a generic version of RELISTOR Tablets before some or all of these patents expire. Furthermore, patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, we received notices of opposition to three European patents relating to methylnaltrexone.
Although we and Bausch are cooperating to defend against both the ANDA challenges and the European oppositions and intend to continue to vigorously enforce RELISTOR intellectual property rights, such litigation is inherently subject to significant risks and uncertainties, and there can be no assurance that the outcome of these litigations will be favorable to us or Bausch. An unfavorable outcome in these cases could result in the rapid genericization of RELISTOR products or could result in the shortening of available patent life. Any such outcome could have an adverse impact on our financial performance and stock price.
Pursuant to the RELISTOR license agreement between us and Bausch, Bausch has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement. At the same time, we may incur substantial further costs in supporting the effort to uphold the validity of patents or to prevent infringement. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. Progenics has previously been and is currently involved in patent litigation, and we expect to be subject to patent litigation in the future.
Our AZEDRA commercialization program is subject to significant risk.
It is very difficult to estimate the commercial potential of recently approved products, due to factors such as safety and efficacy compared to other available treatments (including potential generic drug alternatives with similar efficacy profiles), changing standards of care, third party payer reimbursement, patient and physician preferences, readiness of a clinical site to administer a new product and the availability of competitive alternatives that may emerge either during the approval process or after commercial introduction. Frequently, products that have shown promising results in clinical trials suffer significant setbacks even after they are approved for commercial sale.
On July 30, 2018, Progenics received FDA approval of our NDA for AZEDRA. There is no guarantee that AZEDRA will be a commercial success. Further, future uses of AZEDRA commercially may reveal that AZEDRA is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a commercial scale, is not cost-effective or economically viable, infringes on proprietary rights of another party or is otherwise not fit for further use.
AZEDRA, designated as an Orphan Drug is intended to treat a rare disease with a small patient population. While we have received FDA approval, we are still in discussions with payors regarding pricing for AZEDRA. If pricing for AZEDRA is not accepted in the market at an appropriate level it may not generate enough revenue to make it economically viable. There have been recent examples of the market reacting poorly to the high cost of certain drugs. If the market reacts similarly to AZEDRA, it could result in negative publicity and reputational harm to us. Further, the Legislative and Executive branches of our federal government have indicated support for possible new measures related to drug pricing, which could increase the pricing pressures related to AZEDRA and further limit its economic viability.
If AZEDRA is determined to be unsafe or ineffective in humans, not economically viable or we are unable to successfully commercialize it, our business could be adversely affected.
We may not be able to maintain Orphan Drug exclusivity for AZEDRA and, even if we do, that exclusivity may not prevent the FDA, from approving competing products.
Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. AZEDRA currently has the Orphan Drug designation in the United States.
In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We may not be able to maintain Orphan Drug exclusivity for AZEDRA. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. A loss of the Orphan Drug exclusivity for AZEDRA may have an adverse impact on our ability to adequately commercialize AZEDRA.
Failure to obtain marketing approval in foreign jurisdictions would prevent AZEDRA from being marketed abroad.
Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. In order to market and sell AZEDRA in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval process varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize AZEDRA in any market outside of the United States.
Manufacturing resources could limit or adversely affect our ability to commercialize products.
We or our partners may engage third parties to manufacture our product candidates. We or our partners may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from CMOs at acceptable costs. For example, until December 2019, the CPDC was subject to an Import Alert by the FDA, which restricted the CPDC’s ability to ship products to the U.S. Although the CPDC has since been cleared by the FDA to ship products to the U.S., there can be no guarantee that the CPDC, or any other third-party manufacturer that we may partner with in the future, will not be subject to similar restrictions in the future.
In order to commercialize our product candidates successfully, we need to be able to manufacture or arrange for the manufacture of products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. Manufacture of our product candidates, can be complex, difficult to accomplish even in small quantities, difficult to scale-up for large-scale production and subject to delays, inefficiencies and low yields of quality products. The manufacture of radiopharmaceuticals is relatively complex and requires significant capital expenditures. Although Progenics recently acquired the assets comprising the AZEDRA radiopharmaceutical manufacturing facility, we continue to rely on CMOs for our product candidates. The cost of manufacturing our product candidates may make them prohibitively expensive. If adequate supplies of any of our product candidates or related materials are not available on a timely basis or at all, our clinical trials or commercialization of our product candidates could be seriously delayed, since these materials are time consuming to manufacture and cannot be readily obtained from third-party sources. We continue to rely on a limited number of highly specialized manufacturing and development partners, including single source manufacturers for certain of our product candidates. If we were to lose one or more of these key relationships, it could materially adversely affect our business. Establishing new manufacturing relationships, or creating our own manufacturing capability, would require significant time, capital and management effort, and the transfer of product-related technology and know-how from one manufacturer to another is an inherently complex and uncertain process.
Patents have a limited life and expire by law.
In addition to uncertainties as to scope, validity, enforceability and changes in law, patents by law have limited lives. Upon expiration of patent protection, our drug candidates and/or products may be subject to generic competition, which could adversely affect pricing and sales volumes of the affected products.
With regard to our RELISTOR-related intellectual property, the composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, has expired. University of Chicago, as well as we and our collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Bausch has listed in the Orange Book eight U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2024 to 2030, and nine U.S. patents relating to RELISTOR tablet, which have expiration dates ranging from 2029 to 2031. In May 2018, Progenics entered into settlement agreements that granted non-exclusive limited licenses with respect to certain RELISTOR subcutaneous injection applications, effective on the earlier of January 1, 2028 and September 30, 2030 or other circumstances described in the settlement agreements, including in connection with future ANDA filers. Four Canadian patents (two expiring in 2024, one in 2027 and one in 2029) have been listed with Health Canada relating to subcutaneous RELISTOR.
The original patents surrounding the AZEDRA program were licensed from the University of Western Ontario (“UWO”). The patent family directed to processes for making polymer precursors, as well as processes for making the final product, expired in 2018 in the U.S. and Canada. Other licensed patent families from UWO relate to alternative approaches for preparing AZEDRA, which if implemented would expire in 2024, worldwide. Progenics owns pending applications worldwide directed to manufacturing improvements and the resulting compositions which, if issued, would expire in 2035.
Patent protection for the composition-of-matter patent on the PyL compound, radiolabeled form of the compound, as well as methods of use expire in 2030 in the United States. Corresponding patent family members are pending or issued worldwide, all with expirations of 2029. Process improvement patent applications are pending worldwide which, if issued, would expire in 2037.
Company-owned patents relating to 1095 have expiration ranges of 2027 to 2031 in the U.S. We view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027 in the U.S., as well as Europe. Additional U.S. patents are directed to stable compositions and radiolabeling processes which expire in 2030 and 2031, respectively.
We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in 2028 outside of the United States. The U.S. patent under reexamination was reissued with an expiration of 2032. Applications are pending relating to automated medical image analysis.
Owned and in-licensed patents relating to the 1404 product candidate have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expires in 2029 worldwide.
With respect to PSMA antibody, currently issued composition-of-matter patents comprising co-owned and in-licensed patents have expirations of 2022 and 2023 in the U.S. Corresponding foreign counterpart patents will expire in 2022. We view all of these patents as significant.
We depend on intellectual property licensed from third parties and unpatented technology, trade secrets and confidential information. If we lose any of these rights, including by failing to achieve milestone requirements or to satisfy other conditions, our business, results of operations and financial condition could be harmed.
Many of our product candidates incorporate intellectual property licensed from third parties. For example, PyL utilizes technology licensed to us from Johns Hopkins University. We could lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our intellectual property licenses. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products.
We also rely on unpatented technology, trade secrets and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose our technology, and we may be unable to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. These agreements may, however, not provide effective protection in the event of unauthorized use or disclosure of confidential information. Any loss of trade secret protection or other unpatented technology rights could harm our business, results of operations and financial condition.
If we do not achieve milestones or satisfy conditions regarding some of our product candidates, we may not maintain our rights under related licenses.
We are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under certain intellectual property licenses. Due to the nature of these agreements and the uncertainties of research and development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products.
If we infringe third-party patent or other intellectual property rights, we may need to alter or terminate a product development program.
There may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds and monoclonal antibodies directed at PSMA, PSMA-targeted imaging agents and therapeutics, and methylnaltrexone and other peripheral opioid antagonists, and of patents held, and patent applications filed, by these groups in those areas. While the validity of these issued patents, the patentability of these pending patent applications and the applicability of any of them to our products and programs are uncertain, if asserted against us, any related patent or other intellectual property rights could adversely affect our ability to commercialize our products.
Research, development and commercialization of a biopharmaceutical product often require choosing between alternative development and optimization routes at various stages in the development process. Preferred routes may depend on subsequent discoveries and test results and cannot be predicted with certainty at the outset. There are numerous third-party patents in our field, and we may need to obtain a license under a patent in order to pursue the preferred development route of one or more of our products or product candidates. The need to obtain a license would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.
We have been and expect to continue to be dependent on collaborators for the development, manufacturing and sales of certain products and product candidates, which expose us to the risk of reliance on these collaborators.
In conducting our operations, we currently depend, and expect to continue to depend, on numerous collaborators. Key among these collaborations, are those with Bayer to develop and commercialize products using our PSMA antibody technology and with Fuji for the development and commercialization of 1404 and bone BSI in Japan. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.
If any of our collaborators breach or terminate its agreement with us or otherwise fail to conduct successfully and in a timely manner the collaborative activities for which they are responsible, the preclinical or clinical development or commercialization of the affected product candidate or research program could be delayed or terminated. We generally do not control the amount and timing of resources that our collaborators devote to our programs or product candidates. We also do not know whether current or future collaboration partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our collaborative arrangements. Our collaborators are also subject to similar development, regulatory, manufacturing, cyber-security and competitive risks as us, which may further impede their ability to successfully perform the collaborative activities for which they are responsible. Setbacks of these types to our collaborators could have a material adverse effect on our business, results of operations and financial condition.
We are involved in various legal proceedings that are uncertain, costly and time-consuming and could have a material adverse impact on our business, financial condition and results of operations.
From time to time we are involved in legal proceedings and disputes and may be involved in litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

In particular, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will routinely be challenged, and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Marketplace acceptance depends in part on competition in our industry, which is intense, and competing products in development may adversely affect acceptance of our products.
The extent to which any of our future products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates which compete or may potentially compete with PSMA-targeted imaging agents and therapeutics, or our other product candidates. We are aware of several competitors, such as Johnson & Johnson subsidiary Janssen Biotech, Inc.; Novartis AG; Pfizer, Inc. in collaboration with Astellas Pharma US, Inc.; Aytu Bioscience, Inc.; Bracco Diagnostics, Inc.; Bayer HealthCare Pharmaceuticals Inc. and Telix Pharmaceuticals, which have received approval for or are developing treatments or diagnostics for prostate cancer. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to AZEDRA, PyL, 1095, 1404 or other product candidates.
Competition with respect to our technologies and product candidates is based on, among other things, product efficacy, safety, reliability, method of administration, availability, price and clinical benefit relative to cost; timing and scope of regulatory approval; sales, marketing and manufacturing capabilities; collaborator capabilities; insurance and other reimbursement coverage; and patent protection. Competitive disadvantages in any of these factors could materially harm our business and financial condition. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. Our product candidates under development may not compete successfully with existing products or product candidates under development by other companies, universities and other institutions. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants and therefore, the speed with which industry participants move to develop products, complete clinical trials, approve processes and commercialize products is an important competitive factor. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the quarter ended June 30, 2020. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 and April 24, 2019 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2020**	29,792	$13.43	*	*
May 2020**	4,907	$12.57	*	*
June 2020**	1,600	$13.59	*	*
Total	36,299		*
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1	Support Agreement, dated as of April 14, 2020, among Lantheus Holdings, Inc., Velan Capital, L.P., Altiva Management Inc., Velan Capital Partners LP, Velan Capital Holdings LLC, Velan Capital Investment Management LP, Velan Principals GP LLC, Velan Capital Management LLC, Balaji Venkataraman, Deepak Sarpangal and Kevin McNeill	8-K	001-36569	10.1	April 14, 2020
10.2*
Amendment No. 1 to Credit Agreement, dated as of June 19, 2020, among Lantheus Medical Imaging, Inc., as borrower, Lantheus Holdings, Inc. and Wells Fargo Bank, N.A., as administrative agent and collateral agent*

10.3	Contingent Value Rights Agreement, dated as of June 19, 2020, by and between Lantheus Holdings, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36569	10.1	June 22, 2020
10.4	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.5	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.6†	License Agreement, dated February 3, 2011, by and between Salix Pharmaceuticals, Inc., the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.	10-Q	000-23143	10.37(16)	May 10, 2011
10.7†	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016
10.8†	Loan Agreement, dated November 4, 2016, between the Registrant through its wholly-owned subsidiary MNTX Royalties Sub LLC and Healthcare Royalty Partners III, L.P.	8-K	000-23143	10.53(24)	November 7, 2016
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.
† Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	July 31, 2020

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 31, 2020