Form 10-Q
period 2020-09-30
Lantheus Holdings, Inc.
filed 2020-11-05
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 66,871,355 shares of common stock, $0.01 par value, outstanding as of October 30, 2020.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$87,994	$92,919
Accounts receivable, net	49,206	43,529
Inventory	37,623	29,180
Other current assets	9,709	7,283
Total current assets	184,532	172,911
Property, plant and equipment, net	122,381	116,497
Intangibles, net	384,747	7,336
Goodwill	57,765	15,714
Deferred tax assets, net	69,345	71,834
Other long-term assets	60,824	21,627
Total assets	$879,594	$405,919
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$18,138	$10,143
Accounts payable	24,070	18,608
Accrued expenses and other liabilities	39,792	37,360
Total current liabilities	82,000	66,111
Asset retirement obligations	13,962	12,883
Long-term debt, net and other borrowings	204,669	183,927
Other long-term liabilities	65,384	28,397
Total liabilities	366,015	291,318
Commitments and contingencies (See Note 17)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 66,850 and 39,251 shares issued and outstanding, respectively)	668	393
Additional paid-in capital	661,955	251,641
Accumulated deficit	(146,534)	(136,473)
Accumulated other comprehensive loss	(2,510)	(960)
Total stockholders’ equity	513,579	114,601
Total liabilities and stockholders’ equity	$879,594	$405,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$88,544	$85,776	$245,258	$257,991
Cost of goods sold	52,284	44,187	145,148	127,745
Gross profit	36,260	41,589	100,110	130,246
Operating expenses
Sales and marketing	11,609	10,151	28,044	31,496
General and administrative	18,217	18,061	55,586	43,943
Research and development	11,684	4,860	20,150	15,584
Total operating expenses	41,510	33,072	103,780	91,023
Operating (loss) income	(5,250)	8,517	(3,670)	39,223
Interest expense	2,808	2,356	6,668	11,491
Loss on extinguishment of debt	—	—	—	3,196
Other (income) loss	(596)	804	(1,702)	(1,695)
(Loss) income before income taxes	(7,462)	5,357	(8,636)	26,231
Income tax (benefit) expense	(1,076)	501	1,425	5,014
Net (loss) income	$(6,386)	$4,856	$(10,061)	$21,217
Net (loss) income per common share:
Basic	$(0.10)	$0.12	$(0.20)	$0.55
Diluted	$(0.10)	$0.12	$(0.20)	$0.53
Weighted-average common shares outstanding:
Basic	66,820	39,123	49,858	38,901
Diluted	66,820	40,286	49,858	40,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(6,386)	$4,856	$(10,061)	$21,217
Other comprehensive income (loss):
Foreign currency translation	185	(33)	(9)	111
Unrealized loss on cash flow hedges, net of tax	(89)	—	(1,541)	—
Total other comprehensive income (loss)	96	(33)	(1,550)	111
Comprehensive (loss) income	$(6,290)	$4,823	$(11,611)	$21,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	39,251	$393	$251,641	$(136,473)	$(960)	$114,601
Net income	—	—	—	3,337	—	3,337
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Stock option exercises and employee stock plan purchases	33	—	366	—	—	366
Vesting of restricted stock awards and units	563	6	(6)	—	—	—
Shares withheld to cover taxes	(97)	(1)	(1,546)	—	—	(1,547)
Stock-based compensation	—	—	3,075	—	—	3,075
Balance, March 31, 2020	39,750	$398	$253,530	$(133,136)	$(2,394)	$118,398
Net loss	—	—	—	(7,012)	—	(7,012)
Other comprehensive loss	—	—	—	—	(212)	(212)
Stock option exercises and employee stock plan purchases	7	—	50	—	—	50
Vesting of restricted stock awards and units	242	2	(2)	—	—	—
Shares withheld to cover taxes	(36)	(1)	(484)	—	—	(485)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	394,065	—	—	394,334
Fair value of replacement options related to pre-acquisition services	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	3,385	—	—	3,385
Balance, June 30, 2020	66,808	$668	$657,669	$(140,148)	$(2,606)	$515,583
Net loss	—	—	—	(6,386)	—	(6,386)
Other comprehensive loss	—	—	—	—	96	96
Stock option exercises and employee stock plan purchases	32	—	344	—	—	344
Vesting of restricted stock awards and units	13	1	(1)	—	—	—
Shares withheld to cover taxes	(3)	(1)	(49)	—	—	(50)
Stock-based compensation	—	—	3,992	—	—	3,992
Balance, September 30, 2020	$66,850	$668	$661,955	$(146,534)	$(2,510)	$513,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	38,466	$385	$239,865	$(168,140)	$(1,108)	$71,002
Net income	—	—	—	9,949	—	9,949
Other comprehensive income	—	—	—	—	56	56
Stock option exercises and employee stock plan purchases	37	—	606	—	—	606
Vesting of restricted stock awards and units	365	4	(4)	—	—	—
Shares withheld to cover taxes	(50)	(1)	(1,119)	—	—	(1,120)
Stock-based compensation	—	—	2,720	—	—	2,720
Balance, March 31, 2019	38,818	$388	$242,068	$(158,191)	$(1,052)	$83,213
Net income	—	—	—	6,412	—	6,412
Other comprehensive income	—	—	—	—	88	88
Stock option exercises and employee stock plan purchases	9	—	120	—	—	120
Vesting of restricted stock awards and units	253	3	(3)	—	—	—
Shares withheld to cover taxes	(37)	(1)	(943)	—	—	(944)
Stock-based compensation	—	—	3,358	—	—	3,358
Balance, June 30, 2019	39,043	$390	$244,600	$(151,779)	$(964)	$92,247
Net income	—	—	—	4,856	—	4,856
Other comprehensive loss	—	—	—	—	(33)	(33)
Stock option exercises and employee stock plan purchases	49	1	1,019	—	—	1,020
Vesting of restricted stock awards and units	153	2	(2)	—	—	—
Shares withheld to cover taxes	(16)	(1)	(346)	—	—	(347)
Stock-based compensation	—	—	3,423	—	—	3,423
Balance, September 30, 2019	39,229	$392	$248,694	$(146,923)	$(997)	$101,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(10,061)	$21,217
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and accretion	16,295	9,840
Impairment of long-lived assets	7,275	—
Amortization of debt related costs	199	809
Changes in fair value of contingent assets and liabilities	800	—
Loss on extinguishment of debt	—	3,196
Provision for bad debt	215	107
Provision for excess and obsolete inventory	1,870	1,699
Stock-based compensation	10,452	9,501
Deferred taxes	(781)	3,790
Long-term income tax receivable	(1,664)	(842)
Long-term income tax payable and other long-term liabilities	2,114	1,113
Other	819	229
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(703)	3,078
Inventory	(9,593)	728
Other current assets	1,563	(196)
Accounts payable	3,762	1,454
Accrued expenses and other liabilities	(6,735)	2,240
Net cash provided by operating activities	15,827	57,963
Investing activities
Capital expenditures	(8,689)	(17,320)
Lending on bridge loan	(10,000)	—
Cash acquired in acquisition of business	17,562	—
Net cash used in investing activities	(1,127)	(17,320)
Financing activities
Proceeds from issuance of long-term debt	—	199,461
Payments on long-term debt and other borrowings	(11,166)	(272,821)
Equity issuance costs	(3,777)	—
Deferred financing costs	(1,223)	(2,034)
Proceeds from stock option exercises	77	1,173
Proceeds from issuance of common stock	683	573
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,082)	(2,410)
Net cash used in financing activities	(17,488)	(76,058)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	4	76
Net decrease in cash, cash equivalents and restricted cash	(2,784)	(35,339)
Cash, cash equivalents and restricted cash, beginning of period	92,919	113,401
Cash, cash equivalents and restricted cash, end of period	$90,135	$78,062

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$87,994	$78,062
Restricted cash included in other long-term assets	2,141	—
Cash, cash equivalents and restricted cash at end of period	$90,135	$78,062

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”) for the period from June 19 through September 30, 2020 (see “Acquisition of Progenics” below), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or any future period.
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
In accordance with the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer, currently a late stage clinical candidate (“PyL”). Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Transaction, exceed 19.9% (which we estimate could be approximately $100 million) of the total consideration the Company pays in the Progenics Transaction. No fractional shares of Holdings common stock were issued in the Merger, and Progenics’ former stockholders have received cash in lieu of any fractional shares of Holdings common stock.
In addition, in accordance with the Merger Agreement, at the Effective Time, each Progenics stock option with a per share exercise price less than or equal to $4.42 (an “in-the-money Progenics stock option”) received in exchange for each such in-the money Progenics stock option: (i) an option to purchase Holdings common stock (each, a “Replacement Stock Option”) converted based on the Exchange Ratio, and (ii) a vested or unvested CVR depending on whether the underlying in-the-money Progenics stock option was vested at the Effective Time. Each Progenics stock option with a per share exercise price greater than $4.42 (an “out-of-the-money Progenics stock option”) received in exchange for such out-of-the-money Progenics stock options a Lantheus Stock Option converted at an exchange ratio determined based on the average of the volume weighted average price per share of common stock of Progenics and Lantheus Holdings prior to the Effective Time, which exchange ratio was 0.31, the same as the Exchange Ratio.

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
COVID-19
The Company experienced operational and financial impacts from the COVID-19 pandemic beginning late in the first quarter of 2020 and through the date of this filing, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures and treatments using the Company’s products. As a result of the COVID-19 pandemic, the Company undertook a thorough analysis of all of its discretionary expenses. In the first quarter of 2020, the Company implemented certain cost reduction initiatives. For most of the second quarter, the Company reduced the Company’s work week from five days to four days and reduced the pay for employees by varying amounts depending on level of seniority.
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives and paused new enrollment in the Phase 2 trial of 1095 in metastatic castrate-resistant prostate cancer (“mCRPC”) patients to minimize the risk to subjects and healthcare providers during the pandemic. New enrollment in that study restarted in October 2020. GE Healthcare Limited (“GE Healthcare”), the Company’s development and commercialization partner for flurpiridaz F 18, also delayed enrollment in the second Phase 3 clinical trial of flurpiridaz F 18 because of the pandemic and resumed enrollment in the third quarter of 2020.
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
The estimated fair value is determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that include significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.
Intangible and Long-Lived Assets
The Company’s IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s condensed consolidated statements of operations.
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted During the Nine Months Ended September 30, 2020
ASU 2020-04, “Reference Rate Reform (Topic 848)”	This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.	January 1, 2020	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”	This ASU requires financial instruments measured at amortized cost and accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts that affect the collectability of the reported amount.	January 1, 2020	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source and reportable segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Products/Service Lines by Segment (in thousands)	2020	2019	2020	2019
U.S.
Product revenue, net(1)	$73,080	$74,650	$208,482	$225,274
License and royalty revenues	4,395	—	5,137	—
Total U.S. revenues	77,475	74,650	213,619	225,274
International
Product revenue, net(1)	10,581	10,587	30,319	31,123
License and royalty revenues	488	539	1,320	1,594
Total International revenues	11,069	11,126	31,639	32,717
Total revenues	$88,544	$85,776	$245,258	$257,991
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

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$43,710	$43,710	$—	$—
Contingent receivable	10,200	—	—	10,200
Total assets	$53,910	$43,710	$—	$10,200
Liabilities:
Interest rate swaps	$2,073	$—	$2,073	$—
Contingent consideration liabilities	17,200	—	—	17,200
Total liabilities	$19,273	$—	$2,073	$17,200

	December 31, 2019
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$39,530	$39,530	$—	$—
Total assets	$39,530	$39,530	$—	$—

During the three and nine months ended September 30, 2020, there were no transfers into or out of Level 3.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at September 30, 2020.

(in thousands)	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent receivable:
Regulatory milestone	$3,100	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2021
			Probability of success	90%
			Discount rate	23%
Royalties	7,100	Probability adjusted discounted cash flow model
			Probability of success	13% - 77%
			Discount rate	23%
Total	$10,200

(in thousands)	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent consideration liability:
Net sales targets - PyL (CVRs)	$3,900	Monte-Carlo simulation	Period of expected milestone achievement	2022 - 2023
			Discount rate	24%

1095 commercialization milestone	2,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2026
			Probability of success	45%
			Discount rate	0.48%

Net sales targets - AZEDRA and 1095	11,100	Monte-Carlo simulation	Probability of success	40% - 100%
			Discount rate	23% - 24%
Total	$17,200
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets	Financial Liabilities
(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fair value, beginning of period	$—	$—
Progenics acquisition	10,100	16,300
Changes in fair value included in net loss	100	900
Fair value, end of period	$10,200	$17,200

The change in fair value of the contingent financial asset and contingent financial liabilities of $0.8 million for the three and nine months ended September 30, 2020 were primarily due to the passage of time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income tax (benefit) expense	$(1,076)	$501	$1,425	$5,014
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company has recorded valuation allowances of $3.2 million against the net deferred tax assets of certain foreign subsidiaries, as well as a valuation allowance of $0.7 million against net U.S. deferred tax assets due to the potential expiration of certain tax losses and state tax credits prior to utilization.
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
On June 19, 2020, the Company acquired the stock of Progenics Pharmaceuticals, Inc. in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The transaction resulted in an ownership change of Progenics under Section 382 and a limitation on the utilization of Progenics’ pre-transaction tax attributes. All of Progenics’ pre-transaction research credits and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation. Deferred tax liabilities arising from the purchase accounting basis step-up in identified intangibles were also recorded as part of the purchase accounting, resulting in a small net overall deferred tax liability for Progenics after the application of purchase accounting.
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$15,774	$11,417
Work in process	14,330	9,450
Finished goods	7,519	8,313
Total inventory	$37,623	$29,180

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Land	$13,450	$13,450
Buildings	70,263	75,654
Machinery, equipment and fixtures	92,012	87,763
Computer software	20,974	20,739
Construction in progress	14,395	10,546
	211,094	208,152
Less: accumulated depreciation and amortization	(88,713)	(91,655)
Total property, plant and equipment, net	$122,381	$116,497
Depreciation and amortization expense related to property, plant and equipment, net, was $3.4 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $9.1 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.  During the three months ended March 31, 2020, as a result of a decline in expected future cash flows and the effect of COVID-19 related to certain other nuclear legacy manufacturing assets in the U.S. segment, the Company determined certain impairment triggers had occurred. Accordingly, the Company performed an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the manufacturing assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair values of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a non-cash impairment of $7.3 million for the nine months ended September 30, 2020 in cost of goods sold in the condensed consolidated statement of operations.
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
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Progenics’ assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $42.1 million recognized in connection with the acquisition is not deductible for tax purposes and has been assigned to the U.S. operating segment.

The Company recognized $1.6 million and $10.5 million of acquisition-related costs, including legal, accounting, compensation arrangements and other related fees that were expensed when incurred in the three and nine months ended September 30, 2020, respectively. These costs are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Progenics Pro Forma Financial Information
Progenics has been included in the Company’s consolidated financial statements since the acquisition date. Progenics contributed revenues of $5.9 million and $6.9 million, as well as a net loss of $12.6 million and $15.8 million to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2020, respectively.
The following unaudited pro forma financial information presents the Company’s results as if the Progenics acquisition had occurred on January 1, 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(in thousands)	Amount	Amount
Pro forma revenue	$256,163	$277,851
Pro forma net loss	27,143	47,032

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
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and San Juan, Puerto Rico sites. As of September 30, 2020, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2020	$12,883
Accretion expense	1,079
Balance at September 30, 2020	$13,962
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
10. Intangibles, Net
Intangibles, net, consisted of the following:

	September 30, 2020
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,820)	$2,720
Customer relationships	Accelerated	98,966	(95,528)	3,438
Currently marketed product	Straight-Line	142,100	(2,658)	139,442
Licenses	Straight-Line	87,500	(2,159)	85,341
Developed technology	Straight-Line	3,000	(94)	2,906
IPR&D	N/A	150,900	—	150,900
Total		$496,006	$(111,259)	$384,747

	December 31, 2019
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,407)	$3,133
Customer relationships	Accelerated	99,019	(94,816)	4,203
Total		$112,559	$(105,223)	$7,336

The Company recorded amortization expense for its intangible assets of $4.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2020	$4,769
2021	18,813
2022	18,684
2023	18,074
2024	17,998
2025 and thereafter	155,509
Total	$233,847

11. Long-Term Debt, Net, and Other Borrowings
As of September 30, 2020, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2020	$4,328
2021	19,588
2022	26,217
2023	22,928
2024	148,750
Total principal outstanding	221,811
Unamortized debt premium	1,230
Unamortized debt issuance costs	(644)
Finance lease liabilities	410
Total	222,807
Less: current portion	(18,138)
Total long-term debt, net and other borrowings	$204,669

At September 30, 2020, the Company’s interest rate under the 2019 Term Facility was 3.4%.
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

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q3 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00

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
12. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At September 30, 2020, accumulated other comprehensive loss included $0.6 million of pre-tax deferred losses that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet:

(in thousands)		September 30, 2020	December 31, 2019
Derivatives type	Classification
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$2,073	$—
13. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax of $0.5 million and $0.0 million for the nine months ended September 30, 2020 and 2019, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2020	$(960)	$—	$(960)
Other comprehensive loss before reclassifications	(9)	(1,784)	(1,793)
Amounts reclassified to earnings	—	243	243
Balance at September 30, 2020	$(969)	$(1,541)	$(2,510)

Balance at January 1, 2019	$(1,108)	$—	$(1,108)
Other comprehensive income before reclassifications	111	—	111
Amounts reclassified to earnings	—	—	—
Balance at September 30, 2019	$(997)	$—	$(997)
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$864	$568	$2,127	$1,539
Sales and marketing	621	518	1,268	1,477
General and administrative	1,926	1,948	5,735	5,403
Research and development	581	389	1,322	1,082
Total stock-based compensation expense	$3,992	$3,423	$10,452	$9,501
15. Net (Loss) Income Per Common Share
A summary of net (loss) income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(6,386)	$4,856	$(10,061)	$21,217

Basic weighted-average common shares outstanding	66,820	39,123	49,858	38,901
Effect of dilutive stock options	—	85	—	82
Effect of dilutive restricted stock	—	1,078	—	1,140
Diluted weighted-average common shares outstanding	66,820	40,286	49,858	40,123

Basic (loss) income per common share	$(0.10)	$0.12	$(0.20)	$0.55
Diluted (loss) income per common share	$(0.10)	$0.12	$(0.20)	$0.53

Antidilutive securities excluded from diluted net (loss) income per common share	2,588	48	1,657	44

16. Other (Income) Loss
Other (income) loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Foreign currency (gains) losses	$(33)	$96	$187	$7
Tax indemnification (income) expense, net	(555)	762	(1,664)	(842)
Interest income	(7)	(54)	(221)	(613)
Other	(1)	—	(4)	(247)
Total other (income) loss	$(596)	$804	$(1,702)	$(1,695)
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
As of September 30, 2020, the Company had the following material ongoing litigation in which the Company was a party:
RELISTOR Subcutaneous Injection
Between November 19, 2015 and September 18, 2017, Progenics, Salix, Valeant (now Bausch) and Wyeth filed multiple lawsuits against Mylan Pharmaceuticals and certain of its affiliates (collectively, “Mylan”) in the United States District Court for the District of New Jersey (the “Court”) for infringement of certain U.S. patents based upon Mylan’s filing of multiple ANDAs seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of those patents expire. These actions were later consolidated into two separate actions in the District of New Jersey.
On May 1, 2018, in the lead action, the Court granted Plaintiffs’ motion for partial summary judgment as to the validity of a particular claim that Mylan had admitted it infringed. On May 23, 2018, the Court entered an order for final judgment in favor of Plaintiffs and against Mylan on that particular claim. As a result, trial on the merits in the lead action was adjourned, allowing trial, if necessary, to be consolidated with the lagging, second action. On August 20, 2020, the parties agreed to dismiss all claims, affirmative defenses, and counterclaims in the lagging action and proceed to a full trial on the merits for the patents asserted in the lead action. A date for trial has not yet been set.
On May 25, 2018, Mylan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On April 8, 2020, the CAFC issued its decision reversing the Court’s grant of summary judgment and remanding for further proceedings. On June 22, 2020, Plaintiffs filed a petition for rehearing/rehearing en banc, and on July 24, 2020, that petition was denied.
RELISTOR Tablets - Actavis
Between December 6, 2016 and December 8, 2017, Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (collectively, “Actavis”) in the Court for infringement of certain U.S. patents based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of those patents expire. The actions were later consolidated into a single action in the Court.
On May 6-9, 2019, a bench trial was held, and on July 17, 2019, the Court issued an Order finding the asserted claims of a certain U.S. patent valid and infringed. The Court additionally ordered that the effective date of any approval of Actavis’s ANDA may not be earlier than the expiration date of that patent. Actavis filed an appeal of the Court’s decision with the CAFC on August 13, 2019. The matter is currently pending on appeal at the CAFC and merits briefing is underway. Actavis’s opening brief was filed

February 6, 2020. The Plaintiffs filed their responsive brief on September 15, 2020. Actavis’s reply brief is currently due on November 5, 2020.
On June 13, 2019, Progenics, Salix, Bausch, and Wyeth filed another suit against Actavis in the Court for infringement of a separate, and at that time, recently granted U.S. patent based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in this action is underway, and fact discovery has begun.
RELISTOR European Opposition Proceedings
In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the opposition division provided notice that the three European patents would be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings for EP1615646 were held on September 22, 2020. The decision under appeal was set aside and the case was remitted to the opposition division for further prosecution. Oral proceedings are set to occur on November 17, 2020 and November 18, 2020 for EP2368553 and EP2368554, respectively.
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
German PSMA-617 Litigation
On November 8, 2018, Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), filed a complaint against the University of Heidelberg (the “University”) in the District Court of Mannheim in Germany (the “German District Court”). In this Complaint, MIP claimed that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617 that were filed by the University. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.
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
On February 27, 2019, the German District Court set €0.4 million as the amount MIP must deposit with the German District Court as security in the event of an unfavorable final decision on the merits of the dispute. The German District Court held the first oral hearing in the case on August 6, 2019. The German District Court considered procedural matters and granted the parties the right to make further submissions. A further oral hearing occurred July 23, 2020, during which the German District Court heard live testimony from several witnesses, testifying on behalf of the defendants. On August 24, 2020, the German District Court issued its decision dismissing MIP’s claims, stating that MIP failed to discharge its burden of proof in the matter.
On September 24, 2020, MIP filed a Notice of Appeal of the German District Court’s decision. MIP is also considering its legal and procedural alternatives against the defendants in other jurisdictions and proceedings. If MIP is not successful in its appeal, it will be responsible for the German District Court fees and fees and disbursements of defendant’s and intervenor’s counsel, both at first instance and on appeal. Most of such fees and disbursements at first instance are covered by the aforementioned cash security deposited with the German District Court. Because the outcome of litigation is uncertain, we cannot predict how or when this matter will ultimately be resolved.
Whistleblower Complaint
In July 2019, Progenics received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of

2002 (“SOX”). Dr. Mahmood sought reinstatement to his former position of Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint asserts claims of violation of Section 806 of SOX. The DOL action has been dismissed and the matter will proceed in federal district court. Progenics filed an answer to Dr. Mahmood’s complaint on August 26, 2020 and the initial pre-trial conference was held on September 16, 2020.
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
Selected information regarding the Company’s segments is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue by product from external customers
U.S.
DEFINITY	$53,792	$50,917	$148,346	$154,099
TechneLite	17,652	18,281	52,599	55,204
Other nuclear	11,571	9,355	26,437	28,006
Rebates and allowances	(5,540)	(3,903)	(13,763)	(12,035)
Total U.S. Revenues	77,475	74,650	213,619	225,274
International
DEFINITY	1,637	1,478	4,239	4,036
TechneLite	3,837	3,466	10,897	10,794
Other nuclear	5,596	6,186	16,507	17,901
Rebates and allowances	(1)	(4)	(4)	(14)
Total International Revenues	11,069	11,126	31,639	32,717
Worldwide
DEFINITY	55,429	52,395	152,585	158,135
TechneLite	21,489	21,747	63,496	65,998
Other nuclear	17,167	15,541	42,944	45,907
Rebates and allowances	(5,541)	(3,907)	(13,767)	(12,049)
Total Revenues	$88,544	$85,776	$245,258	$257,991

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating (loss) income
U.S.	$(6,621)	$6,389	$(7,634)	$33,662
International	1,371	2,128	3,964	5,561
Total operating (loss) income	(5,250)	8,517	(3,670)	39,223
Interest expense	2,808	2,356	6,668	11,491
Loss on extinguishment of debt	—	—	—	3,196
Other (income) loss	(596)	804	(1,702)	(1,695)
(Loss) income before income taxes	$(7,462)	$5,357	$(8,636)	$26,231

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) the impact of the global COVID-19 pandemic on our business, financial conditions or prospects, or on the timing and enrollment of our clinical trials; (ii) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition as a result of patent and regulatory exclusivity expirations; (iii)  the global Molybdenum-99 (“Mo-99”) supply; (iv) our products manufactured at Jubilant HollisterStier (“JHS”) and our plans to develop a modified formulation of DEFINITY (“DEFINITY RT”) with Samsung Biologics (“SBL”); (v) our efforts in new product development, including for PyL, the Progenics prostate cancer diagnostic imaging agent, including our ability to obtain FDA approval of PyL in 2021, and new clinical applications for our products; (vi) our dependence upon third parties for the manufacture and supply of PyL and the timing of that manufacturing capacity becoming available; (vii) the continued integration of the Progenics product and product candidate portfolio following the consummation of the Progenics transaction (the “Progenics Transaction”); (viii) our capacity to use in-house manufacturing; (ix) our ability to commercialize our products in new ex-U.S. markets; (x) the expected timing for commercialization of products we or our strategic partners may develop, including flurpiridaz F 18; and (xi) our ability to develop highly contextualized assessments of disease burden using PSMA AI. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:
•The impact of the on-going global COVID-19 pandemic on our business, financial condition or prospects, including a decline in the volume of procedures and treatments using our products, potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, clinical development programs, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners, as well as the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems;
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
•Risks related to the continued integration of the Progenics Transaction, including:
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
•Risks associated with our lead agent in development, PyL, for which we filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) on September 29, 2020, including:
•Our ability to obtain FDA approval of PyL in 2021; and
•Our ability to successfully gain post-approval market acceptance and adequate reimbursement for PyL in the U.S. and on a global basis (other than Europe, where the agent has been previously out-licensed to Curium, and in Australia and New Zealand, where we do not have commercialization rights);
•Our dependence upon third parties for the manufacture and supply of PyL and the timing of that manufacturing capacity becoming available;
•Risks associated with flurpiridaz F 18, which in 2017 we out-licensed to GE Healthcare, including:
•GE Healthcare’s ability to successfully complete the Phase 3 development program, including delays in enrollment that have resulted from the COVID-19 pandemic;
•GE Healthcare’s ability to obtain FDA approval; and
•GE Healthcare’s ability to gain post-approval market acceptance and adequate reimbursement;
•Risks associated with our DEFINITY RT candidate, including our ability to obtain FDA approval and gain post-approval market acceptance and adequate reimbursement;
•Risks associated with 1095, including delays in enrollment that have resulted from the COVID-19 pandemic and our ability to successfully complete the Phase 2 study in metastatic castrate-resistant prostate cancer (“mCRPC”);
•Our ability to identify and acquire or in-license additional products, businesses or technologies to drive our future growth;
•Our ability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•Risks associated with the technology transfer programs to secure production of our products at additional contract manufacturer sites, including DEFINITY RT at Samsung BioLogics (“SBL”) in South Korea;
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
•Risks related to the ownership of our common stock; and
•Other factors that are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Acquisition of Progenics
On June 19, 2020, we completed the acquisition of Progenics. Progenics is an oncology company focused on developing and commercializing innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Progenics’ portfolio of products and product candidates includes therapeutic agents designed to target cancer (AZEDRA, 1095 and PSMA TTC), as well as imaging agents designed to target PSMA for prostate cancer (PyL and 1404). Progenics’ current revenue is generated from two principal sources: first AZEDRA sales, and second, royalties, development and commercial milestones from strategic partnerships, in particular royalties from Bausch from sales of RELISTOR.
Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders in connection with the Merger. Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Lantheus Stock Options at an exchange ratio of 0.31.
As a result of the Progenics Transaction, Lantheus added the following products and product candidates to its portfolio:

Product / Product Candidate	Description	Status	Market	Rights
Ultra-Orphan Therapeutic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Diagnostics and Therapeutics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	NDA filed on September 29, 2020	Worldwide (ex. EU, AU, & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Discussions with European Medicines Agency (EMA)	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Discussions with EMA	Europe	ROTOP
Digital Solutions
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to assist readers in the quantification and standardized reporting of PSMA-targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved in the U.S. and E.U. 510(k) cleared in the U.S. CE marked (E.U. countries)	Worldwide	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	FUJIFILM
Other Partnerships
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	CytoDyn is working to provide information required by the FDA in order to resubmit a BLA	U.S.	CytoDyn

See Part I, Item 1A. “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2019, and Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 for information regarding certain risks associated with our acquisition of Progenics.
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
•Automated Bone Scan Index (“aBSI”) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to the stand-alone aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI was cleared by the FDA for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received CE marking for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI on a GE Healthcare system.
•Cobalt (Co 57) is a non-pharmaceutical radiochemical used in the manufacture of sources for the calibration and maintenance of SPECT imaging cameras.
Sales of our microbubble contrast agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, Neurolite and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We own one radiopharmacy in Puerto Rico where we sell our own products as well as products of third parties to end-users. AZEDRA is also sold in the U.S. through an AZEDRA direct sales team. RELISTOR was licensed to Bausch, and we collect quarterly royalties based on those sales.
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
Product Candidates
In addition to our commercial products, we now have an extensive portfolio of product candidates in clinical development, including:

•PyL (also known as 18F-DCFPyL) is a fluorine 18-based PSMA-targeted PET imaging agent that enables visualization of primary tumors as well as bone and soft tissue metastases, with potential high clinical utility in the detection of recurrent and/or metastatic prostate cancer. Progenics has completed a clinical development program that consisted of two pivotal clinical studies, which were designed to provide robust, prospective, well-controlled, and pathology- or composite truth standard-verified data to establish the safety and diagnostic performance of PyL across the disease continuum of prostate cancer. The results from these studies provide data in support of the potential of PyL to reliably detect and localize disease, including in patients with low PSA values, and may help enable appropriate disease management, thus supporting the potential use for detection of recurrent or metastatic prostate cancer. We filed the PyL NDA with the FDA on September 29, 2020, requesting priority review.
•Flurpiridaz F 18 is a fluorine 18-based PET MPI agent designed to assess blood flow to the heart. On April 25, 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the agent’s continued Phase 3 development and worldwide commercialization. The second Phase 3 trial is now underway; however, because of the COVID-19 pandemic, enrollment in the global clinical development program had been delayed and has now resumed at a slower recruiting pace. GE Healthcare now expects to complete enrollment by mid-2021 and, assuming regulatory approval, begin commercialization in early 2023.
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
•1095 (also known as I-131-1095) is a PSMA-targeted iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Following the removal of the import alert on Centre for Probe Development & Commercialization (“CPDC”), Progenics initiated eleven clinical sites in the U.S. along with the six active sites in Canada to support enrollment in the Company’s multicenter, randomized, controlled, ARROW Phase 2 study in mCRPC. Because of the COVID-19 pandemic, Progenics new enrollment in the Phase 2 trial was paused to minimize the risk to subjects and healthcare providers during the pandemic. For subjects who are active and have been randomized for the study, they continue to receive treatment doses and are being monitored for safety and efficacy in a manner that is permissible by each clinical site. New enrollment in the ARROW Phase 2 study restarted in October 2020.
•PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody platform in combination with Bayer’s alpha-emitting radionuclides. Bayer is conducting a Phase 1 trial of PSMA TTC in subjects with mCRPC.
•1404 is a Tc-99m labeled small molecule which binds to PSMA and is used as a SPECT/CT imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe.
•PSMA AI is an imaging analysis technology that uses artificial intelligence and machine learning to assist readers in the quantification and standardized reporting of PSMA-targeted imaging. Progenics recently completed a performance study of automated segmentation algorithms with PyL/CT images from our PyL research access initiative. The study demonstrated the efficiency and effectiveness of a fully automated segmentation algorithm of the 49 bones and 12 soft tissue regions of the whole body from PyL-PSMA PET/CT images. This technology provides automated generation of lesion quantification, localization and staging. We believe this leads to highly contextualized assessments of disease burden.
•Leronlimab (PRO 140) is an investigational humanized IgG4 mAb that blocks CCR5, a cellular receptor that is important in HIV infection, tumor metastases, and other diseases including certain liver diseases. It is owned by CytoDyn Inc. (“CytoDyn”) pursuant to our agreement with CytoDyn, as described below. In May 2020, CytoDyn announced it submitted a Biologics License Application (“BLA”) to the FDA for approval of Leronlimab in combination therapy for HIV infection. On July 13, 2020, CytoDyn announced that it had received a refusal to file letter from the FDA for the BLA. On August 20, 2020, CytoDyn announced that the FDA recommended that CytoDyn conduct its Type A meeting in writing with the FDA. In September 2020, CytoDyn submitted its questions to the FDA, received written responses from the FDA, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required by the FDA with respect to CytoDyn’s BLA filing. CytoDyn reports that it is currently working to provide the information required by the FDA in order to resubmit its BLA, which it anticipates will occur by the end of calendar year 2020.
Strategic Partnerships
In connection with our commercial products and product candidates, we now have a number of strategic partnerships, including:

•Bausch Agreement -- Under its agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch, Progenics received a $40.0 million development milestone upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, a $50.0 million development milestone for the U.S. marketing approval of an oral formulation of RELISTOR in July 2016, and a $10.0 million sales milestone for RELISTOR achieving U.S. net sales in excess of $100.0 million in 2019. We are also eligible to receive additional one-time sales milestone payments upon achievement of specified U.S. net sales targets, including:

U.S. Net Sales Levels in any Single Calendar Year	Payment ($)
(In thousands)
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000

Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. We are also eligible to receive royalties from Bausch and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100.0 million, 17% on the next $400.0 million in worldwide net sales, and 19% on worldwide net sales over $500.0 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Bausch receives from sublicensees outside the U.S.
•GE Healthcare Agreement – Under our April 2017 Collaboration and License Agreement, GE Healthcare will complete the worldwide development of flurpiridaz F 18, pursue worldwide regulatory approvals, and, if successful, lead a worldwide launch and commercialization of the agent, with us collaborating on both development and commercialization through a joint steering committee. We also have the right to co-promote the agent in the U.S. GE Healthcare’s development plan initially focuses on obtaining regulatory approval in the U.S., Japan, Europe and Canada. Under the agreement, we received an upfront cash payment of $5.0 million and are eligible to receive up to $60.0 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the U.S.
•Curium Agreement – Curium has licensed exclusive rights to develop and commercialize PyL in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and we are entitled to royalties on net sales of PyL. Curium is in discussions with EMA regarding the development path in Europe.
•Bayer Agreement – Under Progenics’ April 2016 agreement with a subsidiary of Bayer granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody platform, in combination with Bayer’s alpha-emitting radionuclides, Progenics received an upfront payment of $4.0 million and milestone payments totaling $5.0 million. We could receive up to an additional $44.0 million in potential clinical and development milestones. We are also entitled to single-digit royalties on net sales, and potential net sales milestone payments up to an aggregate of $130.0 million. In addition, in October 2020, Progenics entered into a PyL Clinical Supply Agreement with Bayer to include PyL in their clinical trial for prostate cancer. PyL will be used by Bayer to assess PSMA expression levels at baseline and during treatment.
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
•Regeneron Agreement – In June 2020, Progenics entered into a PyL Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) under which Progenics will supply PyL to Regeneron as an imaging agent to evaluate and follow subjects for a Phase 1/2 clinical study of Regeneron’s PSMA-targeted mCRPC therapeutic candidate.
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, affected by the following:
COVID-19 Pandemic
The global COVID-19 pandemic has had, and will continue to have, a material impact on our business. Towards the end of the first quarter of 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures and treatments using our products. For example, there has been a substantial reduction in pulmonary ventilation studies in which our Xenon-133 gas is used because of institutional concerns and professional society guidelines relating to a hospital’s ability to adequately decontaminate examination rooms and related equipment used to administer those studies during the COVID-19 pandemic, thereby reducing Xenon-133 sales. We cannot predict the magnitude or duration of the pandemic’s impact on our business.
As a result of the COVID-19 pandemic, we undertook a thorough analysis of all of our discretionary expenses. In the first quarter of 2020 we implemented certain cost reduction initiatives. For most of the second quarter of 2020, we reduced our work week from five days to four days and reduced the pay for our personnel by varying amounts, depending on level of seniority.
We can give no assurances that we will not have to take additional cost reduction measures if the pandemic continues to adversely affect the volume of procedures and treatments using our products.
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives, and new enrollment in the Phase 2 trial of 1095 in mCRPC patients was paused to minimize the risk to subjects and healthcare providers during the pandemic. New enrollment in that study restarted in October 2020.
GE Healthcare, our development and commercialization partner for flurpiridaz F 18, also delayed enrollment in the second Phase 3 clinical trial because of the pandemic and resumed enrollment in the third quarter of 2020.
While we are currently unable to estimate the impact of COVID-19 on our overall 2020 operations and financial results, we ended the third quarter of 2020 with $88.0 million of cash and cash equivalents. With our available liquidity and prudent expense management, we believe we will be able to maintain a state of preparedness to resume full business activities to support our customers as external conditions allow, although we can give no assurances that we will have sufficient liquidity if the pandemic continues to adversely affect the volume of procedures and treatments using our products for an extended period of time.
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
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in November 2020 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least May 2023. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
•Modified Formulation - We are developing DEFINITY RT, a modified formulation of DEFINITY, at SBL. We believe DEFINITY RT will provide an enhanced product profile enabling storage as well as shipment at room temperature (DEFINITY’s current formulation requires refrigerated storage), will give clinicians additional choice, and will allow for greater utility of this formulation in broader clinical settings. We have a composition of matter patent on DEFINITY RT which runs through 2035. If DEFINITY RT is approved by the FDA, then this patent would be eligible to be listed in the Orange Book. We currently believe that, if approved by the FDA, DEFINITY RT could become commercially available in early 2021, although that timing cannot be assured. Given its physical characteristics, DEFINITY RT may also be well suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the next paragraph).
•Vialmix RFID – In August 2020, the FDA approved a supplemental NDA for our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT product candidate. The activation rate and time are controlled by Vialmix RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated when utilized with the Vialmix RFID activation device. A U.S. issued patent on the use of the new Vialmix RFID with an expiration date of 2037 has been listed in the Orange Book, and additional patent applications have been submitted in major markets throughout the world.
•New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and contrast imaging generally.
•In April 2019, we announced a strategic development and commercial collaboration with Cerevast Medical, Inc. (“Cerevast”) in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to target improving blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide.
•In December 2019, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis.
•In October 2020, we announced a strategic collaboration with Insightec Ltd., an Israeli company (“Insightec”) which will use our microbubbles in connection with Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions.

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
Although we have a globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages.  In the second quarter of 2019, ANSTO experienced technical issues in its existing Mo-99 processing facility which resulted in a decrease in Mo-99 available to us.  In addition, as ANSTO transitioned from its existing Mo-99 processing facility to its new Mo-99 processing facility in the second quarter of 2019, ANSTO experienced start-up and transition challenges, which also resulted in a decrease in Mo-99 available to us.  Further, starting in late June 2019 until April 2020, ANSTO’s new Mo-99 processing facility had production volume limitations imposed on it by the Australian Radiation Protection and Nuclear Safety Agency which limited our ability to receive Mo-99 from ANSTO. During that time we relied on IRE and NTP to limit the impact of those ANSTO outages and volume limitations. As ANSTO increases its production volume over the course of 2020, we expect to receive increasing supply from ANSTO. Because of the COVID-19 pandemic, in the second quarter of 2020 we experienced challenges receiving regularly scheduled orders of Mo-99 from our global suppliers due to the partial or complete delay or cancellation of international flights by our airfreight carriers. As of the filing of this report, these COVID-19-related transportation challenges have been largely eliminated. Because of these various supply chain constraints, depending on reactor and processor schedules and operations, we have historically not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days.
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
In addition to JHS, we are also currently working to secure additional alternative suppliers for our key products as part of our ongoing supply chain diversification strategy. We have ongoing development and technology transfer activities for DEFINITY RT with SBL, which is located in South Korea. We currently believe that if approved by the FDA, DEFINITY RT could be commercially available in 2021, although that timing cannot be assured. We have also completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility, as part of a larger strategy to create a competitive advantage in specialized manufacturing, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development, including, among other things, our flurpiridaz F 18 clinical development program, the expenses of which are now being borne by GE Healthcare. The Progenics Transaction brings additional and substantial clinical development expense. We filed the PyL NDA with the FDA on September 29, 2020, requesting priority review. For 1095, the ARROW Phase 2 study in mCRPC patients had been paused to minimize risk to subjects and healthcare providers during the pandemic, and new enrollment in that study restarted in October 2020. In addition, the Company’s development activities for PSMA AI are on-going. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates will be approved.
New Initiatives
In addition to integrating the new assets and programs resulting from the Progenics Transaction, we continue to seek ways to further expand our portfolio of products and product candidates and how best to optimize the value of our current assets, evaluating a number of different opportunities to collaborate with others or to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. As the Progenics Transaction indicates, we are particularly interested in expanding our presence in oncology, in both radiotherapeutics and diagnostics. In May 2019, we commenced an initiative to build out our Pharma Services capabilities by entering into a strategic collaboration and license agreement with NanoMab Technology Limited, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available PD-L1 imaging biomarker research tool to pharmaceutical companies and academic centers conducting clinical trials on immuno-oncology treatments, including combination therapies. We have also expanded our Pharma Services offering to include PyL for pharmaceutical companies developing PSMA-targeted therapies and have entered into PyL clinical supply agreements with both Regeneron and Bayer for use of PyL in prostate cancer clinical trials. We can give no assurance as to when or if any of these Pharma Services collaborations will be successful or accretive to earnings.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues	$88,544	$85,776	$245,258	$257,991
Cost of goods sold	52,284	44,187	145,148	127,745
Gross profit	36,260	41,589	100,110	130,246
Operating expenses
Sales and marketing	11,609	10,151	28,044	31,496
General and administrative	18,217	18,061	55,586	43,943
Research and development	11,684	4,860	20,150	15,584
Total operating expenses	41,510	33,072	103,780	91,023
Operating (loss) income	(5,250)	8,517	(3,670)	39,223
Interest expense	2,808	2,356	6,668	11,491
Loss on extinguishment of debt	—	—	—	3,196
Other (income) loss	(596)	804	(1,702)	(1,695)
(Loss) income before income taxes	(7,462)	5,357	(8,636)	26,231
Income tax (benefit) expense	(1,076)	501	1,425	5,014
Net (loss) income	$(6,386)	$4,856	$(10,061)	$21,217

Comparison of the Periods Ended September 30, 2020 and 2019
Revenues
Segment revenues are summarized by product as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.
DEFINITY	$53,792	$50,917	$2,875	5.6%	$148,346	$154,099	$(5,753)	(3.7)%
TechneLite	17,652	18,281	(629)	(3.4)%	52,599	55,204	(2,605)	(4.7)%
Other nuclear	11,571	9,355	2,216	23.7%	26,437	28,006	(1,569)	(5.6)%
Rebates and allowances	(5,540)	(3,903)	(1,637)	41.9%	(13,763)	(12,035)	(1,728)	14.4%
Total U.S. revenues	77,475	74,650	2,825	3.8%	213,619	225,274	(11,655)	(5.2)%
International
DEFINITY	1,637	1,478	159	10.8%	4,239	4,036	203	5.0%
TechneLite	3,837	3,466	371	10.7%	10,897	10,794	103	1.0%
Other nuclear	5,596	6,186	(590)	(9.5)%	16,507	17,901	(1,394)	(7.8)%
Rebates and allowances	(1)	(4)	3	(75.0)%	(4)	(14)	10	(71.4)%
Total International revenues	11,069	11,126	(57)	(0.5)%	31,639	32,717	(1,078)	(3.3)%
Worldwide
DEFINITY	55,429	52,395	3,034	5.8%	152,585	158,135	(5,550)	(3.5)%
TechneLite	21,489	21,747	(258)	(1.2)%	63,496	65,998	(2,502)	(3.8)%
Other nuclear	17,167	15,541	1,626	10.5%	42,944	45,907	(2,963)	(6.5)%
Rebates and allowances	(5,541)	(3,907)	(1,634)	41.8%	(13,767)	(12,049)	(1,718)	14.3%
Total revenues	$88,544	$85,776	$2,768	3.2%	$245,258	$257,991	$(12,733)	(4.9)%
The increase in the U.S. segment revenues for the three months ended September 30, 2020, as compared to the prior year period is primarily due to a $2.9 million increase in DEFINITY revenue as a result of higher unit volumes and a $2.2 million increase in Other nuclear revenue driven by the addition of the Progenics revenue portfolio, offset in part by lower Xenon volume as a result of COVID-19. TechneLite revenue was $0.6 million lower driven by COVID-19 impact, partially offset by supplier disruptions in 2019. Rebate and allowance provisions drove an additional decrease of $1.6 million.
The decrease in the U.S. segment revenues for the nine months ended September 30, 2020, as compared to the prior year period is primarily due to a $5.8 million decrease in DEFINITY revenue as a result of lower unit volumes as a result of COVID-19 that was concentrated in the second quarter, offset, in part, by third quarter performance. TechneLite revenue was $2.6 million lower driven by COVID-19, partially offset by supplier disruptions in 2019. Other Nuclear revenue was lower than the prior year primarily associated with lower Xenon volume as a result of COVID-19, offset, in part, by the addition of Progenics revenue portfolio.
The decrease in the International segment revenues for the three months ended September 30, 2020, as compared to the prior year period is primarily due to $0.6 million lower revenue in Other nuclear product as a result of COVID-19, offset, in part, by $0.4 million higher TechneLite revenue driven by supplier disruptions in 2019 and $0.2 million higher DEFINITY revenue driven by increased volume.
The decrease in the International segment revenues for the nine months ended September 30, 2020, as compared to the prior year period is primarily due to lower volume as a result of COVID-19. Offsetting these decreases was an increase in DEFINITY revenue of $0.2 million driven by volume.

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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2020	$6,985
Provision related to current period revenues	13,816
Adjustments relating to prior period revenues	(49)
Payments or credits made during the period	(13,266)
Balance, September 30, 2020	$7,486

Gross Profit
Gross profit is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$33,282	$38,614	$(5,332)	(13.8)%	$93,042	$122,198	$(29,156)	(23.9)%
International	2,978	2,975	3	0.1%	7,068	8,048	(980)	(12.2)%
Total gross profit	$36,260	$41,589	$(5,329)	(12.8)%	$100,110	$130,246	$(30,136)	(23.1)%
The decrease in the U.S. segment gross profit for the three months ended September 30, 2020, as compared to the prior year period is primarily due to lower Xenon, TechneLite and other nuclear product unit volumes due to COVID-19, along with a decrease driven by rebate and allowance provisions. These decreases were offset, in part, by and increase in DEFINITY gross profit driven by an increase in volume over the prior year period.
The decrease in the U.S. segment gross profit for the nine months ended September 30, 2020, as compared to the prior year period is primarily due to lower DEFINITY, TechneLite, and Xenon unit volumes due to COVID-19 and an asset impairment loss on other nuclear products.
The decrease in the International segment gross profit for the nine months ended September 30, 2020, as compared to the prior year period is primarily due to lower other nuclear product unit volumes due to COVID-19.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$11,176	$9,571	$1,605	16.8%	$26,613	$29,909	$(3,296)	(11.0)%
International	433	580	(147)	(25.3)%	1,431	1,587	(156)	(9.8)%
Total sales and marketing	$11,609	$10,151	$1,458	14.4%	$28,044	$31,496	$(3,452)	(11.0)%
The increase in the U.S. segment sales and marketing expenses for the three months ended September 30, 2020, as compared to the prior year period is primarily due to the addition of the Progenics business and increase in market research which was partially offset by reduced marketing promotional programs and travel due to COVID-19 and lower employee related costs. The Progenics business contributed approximately $2.7 million of expense to the U.S. segment for the three months ended September 30, 2020.
The decrease in the U.S. segment sales and marketing expenses for the nine months ended September 30, 2020, as compared to the prior year period is primarily due to reduced marketing promotional programs and travel due to COVID-19, as well as lower employee-related costs offset by the addition of the Progenics business. The Progenics business contributed approximately $3.0 million of expense to the U.S. segment for the nine months ended September 30, 2020.
The decrease in the International segment sales and marketing expenses for the three and nine months ended September 30, 2020, as compared to the prior year period is primarily due to lower marketing promotional activities.
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
General and administrative expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$17,873	$17,926	$(53)	(0.3)%	$54,950	$43,597	$11,353	26.0%
International	344	135	209	154.8%	636	346	290	83.8%
Total general and administrative	$18,217	$18,061	$156	0.9%	$55,586	$43,943	$11,643	26.5%
The U.S. segment general and administrative expenses decreased for the three months ended September 30, 2020 as compared to the prior year period. The primary driver in the current year was lower acquisition-related costs associated with the acquisition of Progenics offset by unrealized losses related to changes in fair value of contingent consideration liabilities and the addition of the Progenics business. The Progenics business contributed approximately $3.4 million of expense to the U.S. segment for the three months ended September 30, 2020.
The U.S. segment general and administrative expenses increased for the nine months ended September 30, 2020 as compared to the prior year period. The primary driver was an increase in acquisition-related costs associated with the acquisition of Progenics and the addition of the Progenics business offset by lower medical insurance costs. The Progenics business contributed approximately $6.3 million of expense to the U.S. segment for the nine months ended September 30, 2020.
The International segment general and administrative expenses increased for the three and nine months ended September 30, 2020 as compared to the prior year period driven primarily by the addition of the Progenics business and an insurance benefit received in 2019 which was partially offset by lower employee related costs in 2020. The Progenics business contributed approximately $0.2 million of expense to the International segment for each of the three and nine months ended September 30, 2020.

Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
U.S.	$10,856	$4,729	$6,127	129.6%	$19,114	$15,031	$4,083	27.2%
International	828	131	697	532.1%	1,036	553	483	87.3%
Total research and development	$11,684	$4,860	$6,824	140.4%	$20,150	$15,584	$4,566	29.3%
The increase in the U.S. segment research and development expenses for the three and nine months ended September 30, 2020, as compared to the prior year is primarily driven by the addition of the Progenics business, including the PyL NDA filing fee, partially offset by clinical research expenses related to DEFINITY studies completing and lower employee related expenses. The Progenics business contributed approximately $7.6 million and $8.7 million of expense to the U.S. segment for the three and nine months ended September 30, 2020, respectively.
The increase in the International segment research and development expenses for the three and nine months ended September 30, 2020, as compared to the prior year period is primarily driven by the addition of the Progenics business partially offset by regulatory costs related to Brexit matters. The Progenics business contributed approximately $0.6 million of expense to the International segment for the three and nine months ended September 30, 2020.
Interest Expense
Interest expense decreased by approximately $4.8 million for the nine months ended September 30, 2020 as compared to the prior year period due to the refinancing of our existing indebtedness in the second quarter of 2019 which reduced our underlying principal amount and decreased interest rates on our long-term debt.
Income Tax (Benefit) Expense
Income tax (benefit) expense is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Income tax (benefit) expense	$(1,076)	$501	$(1,577)	(314.8)%	$1,425	$5,014	$(3,589)	(71.6)%
The income tax benefit recorded for the three months ended September 30, 2020 was primarily due to the pre-tax losses incurred during the quarter, partially offset by the accrual of interest associated with uncertain tax positions.
The income tax expense recorded for the nine months ended September 30, 2020 was primarily due to the recording of non-deductible transaction costs and the accrual of interest associated with uncertain tax positions, partially offset by the income tax benefit recorded due to the pre-tax losses incurred during the nine month period.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. As of September 30, 2020, we recorded valuation allowances of $3.2 million against the net deferred tax assets of certain foreign subsidiaries, as well as a valuation allowance of $0.7 million against net U.S. deferred tax assets due to the potential expiration of certain tax losses and state tax credits prior to utilization.
On June 19, 2020, we acquired the stock of Progenics Pharmaceuticals, Inc. in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The transaction resulted in an ownership change of Progenics under Section 382 and a limitation on the utilization of Progenics’ pre-transaction tax attributes. All of Progenics’ pre-transaction research credits and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation.
Our effective tax rate for each reporting period is presented as follows:

	Nine Months Ended September 30,
	2020	2019
Effective tax rate	(16.5)%	19.1%
Our effective tax rate in fiscal 2020 differs from the U.S. statutory rate of 21% principally due to the impact of U.S. state taxes, non-deductible transaction costs, and the accrual of interest on uncertain tax positions.
The decrease in the effective income tax rate for the nine months ended September 30, 2020 as compared to the prior year period is primarily due to the lower amount of pre-tax income and a lower tax benefit of stock compensation deductions in the current nine month period.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$15,827	$57,963
Net cash used in investing activities	$(1,127)	$(17,320)
Net cash used in financing activities	$(17,488)	$(76,058)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $15.8 million in the nine months ended September 30, 2020 was driven primarily by $16.3 million of depreciation, amortization and accretion expense, stock-based compensation expense of $10.5 million, and impairment of long-lived assets of $7.3 million. These net sources of cash were offset by a net loss of $10.1 million and a net decrease of $11.7 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the payment of prior year annual bonuses as well as change in inventory related to the COVID-19 impact on products and the timing of batch processes and accruals related to G&A expenses in connection with the acquisition of Progenics.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2020 reflected $10.0 million in lending on a note receivable to Progenics prior to the acquisition and $8.7 million in capital expenditures offset by $17.6 million of acquired cash related to the non-cash acquisition of Progenics.
Net cash used in investing activities during the nine months ended September 30, 2019 reflected $17.3 million in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2020 is primarily attributable to the payments on long-term debt and other borrowings of $11.2 million related to the 2019 Term Facility and Royalty-Backed Loan, equity issuance costs related to the acquisition of Progenics of $3.8 million, and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.1 million.
Net cash used in financing activities during the nine months ended September 30, 2019 is primarily attributable to the net cash outflow of approximately $73.0 million in connection with the refinancing of our previous 2017 Facility, payments on long-term debt of $2.5 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.4 million. Starting in 2019, we require certain senior executives to cover tax liabilities resulting from the vesting of their equity awards pursuant to sell-to-cover transactions under 10b5-1 plans.
External Sources of Liquidity
In June 2019, we refinanced our 2017 $275.0 million five-year term loan facility with the 2019 Term Facility. In addition, we replaced our $75.0 million revolving facility with the 2019 Revolving Facility. The terms of the 2019 Facility are set forth in the Credit Agreement, dated as of June 27, 2019, by and among us, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent (the “2019 Credit Agreement”). We have the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100.0 million, plus additional amounts, in certain circumstances.

We are permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires us to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The 2019 Term Facility amortizes at 5.00% per year through September 30, 2022 and 7.5% thereafter, until its June 27, 2024 maturity date.
Under the terms of the 2019 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until June 27, 2024 consisting of revolving loans in an aggregate principal amount not to exceed $200.0 million at any time outstanding. The 2019 Revolving Facility includes a $20.0 million sub-facility for the issuance of Letters of Credit. The 2019 Revolving Facility includes a $10.0 million sub-facility for Swingline Loans. The Letters of Credit, Swingline Loans and the borrowings under the 2019 Revolving Facility are expected to be used for working capital and other general corporate purposes.
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

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q3 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00

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

At September 30, 2020, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $88.0 million of cash and cash equivalents at September 30, 2020. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
In addition, in connection with the Progenics Transaction, which we closed in June 2020, we incurred legal, accounting, financial advisory, consulting and printing fees, and transition, integration and other costs which we funded from our available cash and the available cash of Progenics. The CVRs we issued in the Progenics Transaction entitle holders thereof to future cash payments of 40% of PyL net sales over (i) $100.0 million in 2022 and (ii) $150.0 million in 2023, which, if payable, we currently intend to fund from our then-available cash. In no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Transaction, exceed 19.9% (which we estimate could be approximately $100.0 million) of the total consideration we pay in the Progenics Transaction. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities.
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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2020, except as set forth below. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2019.
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
Interest Rate Risk
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. As of September 30, 2020, the Company had entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps as of September 30, 2020 was approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Please refer to Note 12, “Derivative Instruments”, for further details on the interest rate swaps.
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
Changes in Internal Controls Over Financial Reporting
As of September 30, 2020, management is in the process of evaluating and integrating the internal controls of the acquired Progenics business into the Company's existing operations. The Company implemented controls over the accounting and disclosures related to the business combination and integration of the Progenics business. There were no material changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, as a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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
As of September 30, 2020, the Company had the following material ongoing litigation to which the Company was a party:
RELISTOR Subcutaneous Injection
Between November 19, 2015 and September 18, 2017, Progenics, Salix, Valeant (now Bausch) and Wyeth filed multiple lawsuits against Mylan Pharmaceuticals and certain of its affiliates (collectively, “Mylan”) in the United States District Court for the District of New Jersey (the “Court”) for infringement of certain U.S. patents based upon Mylan’s filing of multiple ANDAs seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of those patents expire. These actions were later consolidated into two separate actions in the District of New Jersey.
On May 1, 2018, in the lead action, the Court granted Plaintiffs’ motion for partial summary judgment as to the validity of a particular claim that Mylan had admitted it infringed. On May 23, 2018, the Court entered an order for final judgment in favor of Plaintiffs and against Mylan on that particular claim. As a result, trial on the merits in the lead action was adjourned, allowing trial, if necessary, to be consolidated with the lagging, second action. On August 20, 2020, the parties agreed to dismiss all claims, affirmative defenses, and counterclaims in the lagging action and proceed to a full trial on the merits for the patents asserted in the lead action. A date for trial has not yet been set.
On May 25, 2018, Mylan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On April 8, 2020, the CAFC issued its decision reversing the Court’s grant of summary judgment and remanding for further proceedings. On June 22, 2020, Plaintiffs filed a petition for rehearing/rehearing en banc, and on July 24, 2020, that petition was denied.
RELISTOR Tablets - Actavis
Between December 6, 2016 and December 8, 2017, Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (collectively, “Actavis”) in the Court for infringement of certain U.S. patents based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of those patents expire. The actions were later consolidated into a single action in the Court.
On May 6-9, 2019, a bench trial was held, and on July 17, 2019, the Court issued an Order finding the asserted claims of a certain U.S. patent valid and infringed. The Court additionally ordered that the effective date of any approval of Actavis’s ANDA may not be earlier than the expiration date of that patent. Actavis filed an appeal of the Court’s decision with the CAFC on August 13, 2019. The matter is currently pending on appeal at the CAFC and merits briefing is underway. Actavis’s opening brief was filed February 6, 2020. The Plaintiffs filed their responsive brief on September 15, 2020. Actavis’s reply brief is currently due on November 5, 2020.
On June 13, 2019, Progenics, Salix, Bausch, and Wyeth filed another suit against Actavis in the Court for infringement of a separate, and at that time, recently granted U.S. patent based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in this action is underway, and fact discovery has begun.
RELISTOR European Opposition Proceedings
In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the opposition division provided notice that the three European patents would be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings for EP1615646 were held on September 22, 2020. The decision under appeal was set aside and the case was remitted to the opposition division for further prosecution. Oral proceedings are set to occur on November 17, 2020 and November 18, 2020 for EP2368553 and EP2368554, respectively.

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
German PSMA-617 Litigation
On November 8, 2018, Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), filed a complaint against the University of Heidelberg (the “University”) in the District Court of Mannheim in Germany (the “German District Court”). In this Complaint, MIP claimed that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617 that were filed by the University. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.
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
On February 27, 2019, the German District Court set €0.4 million as the amount MIP must deposit with the German District Court as security in the event of an unfavorable final decision on the merits of the dispute. The German District Court held the first oral hearing in the case on August 6, 2019. The German District Court considered procedural matters and granted the parties the right to make further submissions. A further oral hearing occurred July 23, 2020, during which the German District Court heard live testimony from several witnesses, testifying on behalf of the defendants. On August 24, 2020, the German District Court issued its decision dismissing MIP’s claims, stating that MIP failed to discharge its burden of proof in the matter.
On September 24, 2020, MIP filed a Notice of Appeal of the German District Court’s decision. MIP is also considering its legal and procedural alternatives against the defendants in other jurisdictions and proceedings. If MIP is not successful in its appeal, it will be responsible for German District Court fees and fees and disbursements of defendant’s and intervenor’s counsel, both at first instance and on appeal. Most of such fees and disbursements at first instance are covered by the aforementioned cash security deposited with the German District Court. Because the outcome of litigation is uncertain, we cannot predict how or when this matter will ultimately be resolved.
Whistleblower Complaint
In July 2019, Progenics received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”). Dr. Mahmood sought reinstatement to his former position of Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint asserts claims of violation of Section 806 of SOX. The DOL action has been dismissed and the matter will proceed in federal district court. Progenics filed an answer to Dr. Mahmood’s complaint on August 26, 2020 and the initial pre-trial conference was held on September 16, 2020.
The Company believes the claims in this matter are without merit, and the Company has meritorious defenses to the claims. The Company intends to vigorously defend against the claims.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, except as set forth below:
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
•The inability of our distributors, radiopharmacy customers, PET manufacturing partners, hospitals, clinics and other customers to conduct their normal operations, including supplying or conducting procedures in which our products are used, because of their COVID-19 response efforts, or the reduced capacity or productivity of their employees and contractors as a result of possible illness, quarantine or other inability to work, thereby reducing sales of our products for an unknown period of time;
•The reduction in pulmonary ventilation studies in which our Xenon-133 gas is used because of institutional concerns and professional society guidelines relating to a hospital’s ability to adequately decontaminate examination rooms and related equipment used to administer those studies during the COVID-19 pandemic, thereby reducing Xenon-133 sales for an unknown period of time;
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
•The illiquidity or insolvency of our suppliers, contract manufacturer (including our PET manufacturing partners) or freight carriers whose business activities could be shut down, interrupted or delayed;
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
•Delays in our ability, and the ability of our contract research organizations and development partners to conduct, enroll and complete clinical development programs such as our ARROW Phase 2 study in mCRPC, the flurpiridaz F 18 Phase 3 clinical development program currently being conducted by GE Healthcare, or the Phase 1 trial of PSMA TTC being conducted by Bayer AG;
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
The following table presents information with respect to purchases of common stock we made during the quarter ended September 30, 2020. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 and April 24, 2019 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2020**	1,455	$15.75	*	*
August 2020**	1,745	$13.45	*	*
September 2020**	319	$12.85	*	*
Total	3,519		*
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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2020

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2020