Form 10-K
period 2020-12-31
Lantheus Holdings, Inc.
filed 2021-02-25
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 was approximately $947.4 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2020 of $14.30 per share.
As of February 19, 2021 the registrant had 66,968,382 shares of common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 27, 2021, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2020.

LANTHEUS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “Lantheus,” “the Company,” “our company,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and, as the context requires, its direct and indirect subsidiaries, references to “Lantheus Holdings” refer to Lantheus Holdings, Inc., references to “LMI” refer to Lantheus Medical Imaging, Inc., a wholly-owned subsidiary, and references to “Progenics” refer to Progenics Pharmaceuticals, Inc., a wholly-owned subsidiary of LMI.
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) the impact of the global COVID-19 pandemic on our business, financial conditions or prospects, or on the timing and enrollment of our clinical trials; (ii) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition as a result of patent and regulatory exclusivity expirations; (iii) our efforts in new product development, including for PyL, our prostate cancer diagnostic imaging agent, including our ability to obtain U.S. Food and Drug Administration (“FDA”) approval of PyL in 2021, and new clinical applications for our products; (iv) our dependence upon third parties for the manufacture and supply of PyL and the timing of that manufacturing capacity becoming available; (v) the global Molybdenum-99 (“Mo-99”) supply; (vi) our products manufactured at Jubilant HollisterStier (“JHS”) and our recently-approved modified formulation of DEFINITY (“DEFINITY RT”) to be commercially manufactured at Samsung Biologics (“SBL”); (vii) the continued integration of the Progenics product and product candidate portfolio into our business following the June 2020 consummation of the Progenics acquisition (the “Progenics Acquisition”); (viii) our ability to use in-house manufacturing capacity; (ix) the expected timing for commercialization of products we or our strategic partners may develop, including flurpiridaz F 18; and (x) our ability to develop highly contextualized assessments of disease burden using artificial intelligence (“AI”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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
Trademarks
We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: DEFINITY®, TechneLite®, Cardiolite®, NEUROLITE®, VIALMIX®, QUADRAMET®, Luminity®, PyLTM, AZEDRA®, AZEDRA Service Connection®, RELISTOR®, Progenics®, Progenics Pharmaceuticals®, Molecular Insight®, EXINI®, Find, Fight and Follow®, PyL Research Access Program®, and Lantheus Medical Imaging® referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by that other company.

PART I
Item 1. Business

Overview
We are an established leader and fully integrated provider of innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. For our imaging diagnostics, we believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
Our commercial products are used by cardiologists, nuclear medicine physicians, radiologists, oncologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, PET manufacturing facilities (“PMFs”), integrated delivery networks, hospitals, clinics and group practices.
We sell our products globally and operate our business in two reportable segments, which are further described below:
•U.S. Segment produces and markets our agents and products throughout the U.S. In the U.S., we primarily sell to radiopharmacies, PMFs, integrated delivery networks, hospitals, clinics and group practices.
•International Segment operations consist of direct distribution in Canada and Puerto Rico, as well as third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America and our EXINI business in Sweden.
We are in the process of evaluating our operating and reporting structure. We anticipate this evaluation, which we expect to complete during 2021, may result in a change to our existing operating segment reporting structure.
Progenics Acquisition
On June 19, 2020, we completed the Progenics Acquisition. Progenics is an oncology company focused on developing and commercializing innovative targeted medicines and artificial intelligence to Find, Fight and Follow cancer. Progenics’ portfolio of products and product candidates includes, among other things, therapeutic agents designed to target cancer (AZEDRA, 1095 and PSMA TTC), diagnostic imaging agents designed to target PSMA for prostate cancer (PyL and 1404), RELISTOR for opioid-induced constipation (“OIC”), artificial intelligence (“AI”) imaging technologies and leronlimab being developed for HIV infection and COVID-19 applications. Progenics’ current revenue is generated from two principal sources: first, royalties, development and commercial milestones from strategic partnerships, including royalties from Bausch from sales of RELISTOR; and second, AZEDRA sales.
Lantheus Holdings issued 26,844,877 shares of Lantheus Holdings common stock and 86,630,633 CVRs to former Progenics stockholders in connection with the Progenics Acquisition. Lantheus Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Replacement Stock Options at an exchange ratio of 0.31.
As a result of the Progenics Acquisition, we added the following products and product candidates to our portfolio:

Product / Product Candidate	Description	Status	Market	Rights
Ultra-Orphan Therapeutic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Diagnostics and Therapeutics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	NDA accepted; PDUFA date of May 28, 2021	Worldwide (ex. EU, AU & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Late stage development	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Discussions with European Medicines Agency (EMA)	Europe	ROTOP
Digital Solutions
PSMA AI	AI-based imaging analysis technology that assists readers in quantification and standardized reporting of PSMA-targeted PET/CT imaging, providing an objective understanding of disease status	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using AI and deep learning	Approved in the U.S. (510(k) clearance) and in the E.U. (CE marked)	Worldwide	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using AI and deep learning	Approved in Japan	Japan	FUJIFILM
Other Partnerships
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
leronlimab (PRO 140)	HIV Infection, COVID-19	CytoDyn is working to provide information required by the FDA in order to resubmit a BLA for HIV; CytoDyn has started recruiting for a Phase 2b/3 trial for COVID-19	U.S.	CytoDyn

See Part I, Item 1A. “Risk Factors” in this Annual Report on form 10-K for the year ended December 31, 2020, for information regarding certain risks associated with our Progenics Acquisition.

Our Portfolio of Commercial Products
Our commercial products now include the following:
•DEFINITY is a microbubble ultrasound enhancing agent used in ultrasound exams of the heart, also known as echocardiography exams. DEFINITY contains perflutren-containing lipid microspheres and is indicated in the U.S. for use in patients with suboptimal echocardiograms to assist in imaging the left ventricular chamber and left endocardial border of the heart in ultrasound procedures. In November 2020, the FDA approved our supplemental new drug application (“sNDA”) for DEFINITY RT. DEFINITY RT is a modified formulation of DEFINITY that allows both storage and shipment at room temperature (DEFINITY’s previously approved formulation requires refrigerated storage). We believe we are currently the leading provider of ultrasound microbubble enhancing agents in the world.
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
•RELISTOR (methylnaltrexone bromide) is a treatment for OIC that decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection and an oral tablet.
•Xenon-133 (“Xenon”) is a radiopharmaceutical gas that is inhaled and used to assess pulmonary function and also to image cerebral blood flow. Our Xenon is manufactured by a third party as a bi-product of Mo-99 production and is processed and finished by us. We believe we are currently the leading provider of Xenon in the U.S.
•Cardiolite, also known by its generic name sestamibi, is an injectable, Tc-99m-labeled imaging agent used in myocardial perfusion imaging (“MPI”) procedures to assess blood flow to the muscle of the heart using SPECT. Cardiolite was approved by the FDA in 1990 and its market exclusivity expired in July 2008. Included in Cardiolite revenues are branded Cardiolite and generic sestamibi revenues.
•Gallium-67 (“Gallium”) is an injectable radiopharmaceutical imaging agent used to detect certain infections and cancerous tumors, especially lymphoma. We manufacture Gallium using cyclotron technology.
•Thallium-201 (“Thallium”) is an injectable radiopharmaceutical imaging agent used in MPI studies to detect cardiovascular disease. We manufacture Thallium using cyclotron technology.
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
•Automated Bone Scan Index (“aBSI”) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to the stand-alone aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI was made available for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received CE marking for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI on a GE Healthcare system.
•Cobalt (Co 57) is a non-pharmaceutical radiochemical used in the manufacture of sources for the calibration and maintenance of SPECT imaging cameras.
Sales of our microbubble ultrasound enhancing agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., our nuclear imaging products, including TechneLite, Xenon, NEUROLITE and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, RLS (previously GE Healthcare), UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of our nuclear imaging product sales in the U.S. are made through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. AZEDRA is also sold in the U.S. through an AZEDRA direct sales team. RELISTOR was licensed to Bausch, and we collect quarterly royalties based on those sales.

We also maintain our own direct sales force in Canada for certain of our products. In Europe, Australia, Asia-Pacific and Latin America, we generally rely on third-party distributors to market, sell and distribute our nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. Our headquarters are located in North Billerica, MA with offices in New York, NY; Somerset, NJ; Montreal, Canada and Lund, Sweden.
Anticipated continued growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
DEFINITY is the leading ultrasound enhancing agent based on revenue and usage in the U.S., and is indicated for use in patients with suboptimal echocardiograms. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY includes its activated and non-activated forms.
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
There were approximately 31.5 million echocardiograms performed in the U.S. in 2020 according to a third party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.3 million echocardiograms in 2020 produced suboptimal images. In 2019, a year in which the volume of echocardiograms was not impacted by the COVID-19 pandemic, there were 35.1 million echocardiograms performed in the U.S. according to a third party source. Assuming the same 20% of suboptimal images, we estimate that approximately 7.0 million echocardiograms in 2019 produced suboptimal images.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 16.1 million studies throughout the world. We estimate that DEFINITY had over 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures as of December 2020. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.) as well as echocardiography without ultrasound enhancing agents and non-echocardiography imaging modalities. DEFINITY, Optison and Lumason all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY.”
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we now own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
•Hatch-Waxman Act - Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give a notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving that Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2021 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2023. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
•DEFINITY RT - In November 2020, the FDA approved our sNDA for DEFINITY RT. DEFINITY RT is a modified formulation of DEFINITY that allows both storage and shipment at room temperature (DEFINITY’s previously approved formulation requires refrigerated storage). The modified formulation provides clinicians an additional choice and allows for greater utility of this formulation in broader clinical settings. We believe DEFINITY RT will become commercially available later in 2021, although that timing cannot be assured. Given its physical characteristics, we believe DEFINITY RT is also well-suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the paragraph entitled New Clinical Applications below).
•VIALMIX RFID – In August 2020, we announced the FDA approved our sNDA for our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY and DEFINITY RT. The RFID tag, which is affixed to the vial label, enables the DEFINITY or DEFINITY RT vial to be appropriately activated when utilized with the VIALMIX RFID activation device.
•New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and ultrasound enhancing agent imaging generally.
•In April 2019, we announced a strategic development and commercial collaboration with Cerevast Medical, Inc. (“Cerevast”) in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide.
•In December 2019, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis.
•In October 2020, we announced a strategic collaboration with Insightec Ltd. (“Insightec”) which will use our microbubbles in connection with Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions.
•In-House Manufacturing - We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe the investment in these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to make use of this in-house manufacturing capability in late 2021, although that timing cannot be assured.
•DEFINITY in China - In March 2020 in connection with our Chinese development and distribution arrangement with Double-Crane Pharmaceutical Company (“Double-Crane”), we filed an Import Drug License application with the National Medical Products Administration, or the NMPA, for the use of DEFINITY for the echocardiography indication. We believe this is an important milestone in our efforts to commercialize DEFINITY in China. Double-Crane is also in the process of analyzing the clinical results relating to the liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparison of the Periods Ended December 31, 2020 and 2019-Revenues” for further information on total revenue contributed by DEFINITY in each of our last three fiscal years.

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
TechneLite is currently marketed primarily in North America and Latin America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with the significant radiopharmacy groups, including Cardinal, RLS, UPPI, Jubilant Radiopharma and PharmaLogic. We also supply generators on a purchase order basis to other customers. We estimate that TechneLite had approximately one third of the U.S. generator market as of December 31, 2020, competing primarily with Tc-99m-based generators produced by Curium. Outside of the U.S., we sell generators through supply agreements with radiopharmacy chains, through distributors or to separate customers.
The Mo-99 used in our TechneLite generators can be produced using targets made of either highly-enriched uranium (“HEU”) or low-enriched uranium (“LEU”). LEU consists of uranium that contains less than 20% of the uranium-235 isotope. HEU is considered weapons grade material, with 20% or more of uranium-235. The American Medical Isotopes Production Act of 2012 encourages the domestic production of LEU Mo-99 and provides for the eventual prohibition of the export of HEU from the U.S. Although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, since 2013, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, has provided an add-on payment of $10 under the hospital outpatient prospective payment system for every Tc-99m diagnostic dose produced from non-HEU sourced Mo-99, to cover the marginal cost for radioisotopes produced from non-HEU sources. Our LEU TechneLite generator satisfies the reimbursement requirements under the applicable CMS rules.
TechneLite has patent protection in the U.S. and various foreign countries on certain component technology currently expiring in 2029, and we are pursuing additional patent protection in the U.S. and world-wide on other component technology that, if granted, would expire in 2040. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. We believe that our substantial capital investments in our highly automated TechneLite production line and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials create significant and sustainable competitive advantages for us in generator manufacturing and distribution.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparison of the Periods Ended December 31, 2020 and 2019-Revenues” for further information on total revenue contributed by TechneLite in each of our last three fiscal years.
Our Portfolio of Clinical Development Candidates
In addition to our commercial products, we now have an extensive portfolio of product candidates in clinical development, including:
•PyL (also known as 18F-DCFPyL) is a fluorine 18-based PSMA-targeted PET imaging agent that enables visualization of primary tumors as well as bone and soft tissue metastases, with potential high clinical utility in the detection of recurrent and/or metastatic prostate cancer. Progenics has completed a clinical development program that consisted of two pivotal clinical studies, which were designed to provide robust, prospective, well-controlled, and pathology- or composite truth standard-verified data to establish the safety and diagnostic performance of PyL across the disease continuum of prostate cancer. The results from these studies provide data in support of the potential of PyL to reliably detect and localize disease, including in patients with low PSA values, and may help enable appropriate disease management, thus supporting the potential use for detection of recurrent or metastatic prostate cancer. We filed the PyL NDA with the FDA in September 2020 and received notice of priority review in December 2020 with a PDUFA date of May 28, 2021.
•flurpiridaz F 18 is a fluorine 18-based PET MPI agent designed to assess blood flow to the heart in patients suspected of coronary artery disease (CAD). In April 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the agent’s continued Phase 3 development and worldwide commercialization. The second Phase 3 trial is now underway; however, because of the COVID-19 pandemic, enrollment in the global clinical development program had been delayed and has now resumed at a slower recruiting pace. GE Healthcare now expects to complete enrollment in the second half of 2021 and, assuming regulatory approval, begin commercialization in early 2023.
•1095 (also known as I-131-1095) is a PSMA-targeted iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Progenics initiated eleven clinical sites in the U.S. along with the six active sites in Canada to support enrollment in the Company’s multicenter, randomized, controlled, ARROW Phase 2 study in mCRPC. Because of the COVID-19 pandemic, Progenics new enrollment in the Phase 2 trial was paused to minimize the risk to subjects and healthcare providers during the pandemic. Subjects who were active and had been randomized for the study continued to receive treatment doses and were monitored for safety and efficacy in a manner that is permissible by each clinical site. New enrollment in the ARROW Phase 2 study restarted in October 2020.
•LMI 1195 is a fluorine 18-based PET imaging agent for the norepinephrine pathway. We have designed but not yet commenced two Phase 3 clinical trials for the use of LMI 1195 for the diagnosis and management of neuroendocrine tumors in pediatric and adult populations, respectively. The FDA has granted an Orphan Drug designation for the use of LMI 1195 in the management indication. We have also received notice of eligibility for a rare pediatric disease priority review voucher for a subsequent human drug application so long as LMI 1195 is approved by the FDA for its rare pediatric disease indication. Pursuant to federal legislation passed and signed into law in late 2020, the expiration date of the rare pediatric disease priority review voucher program was extended from September 30, 2022 to September 30, 2026.
•PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody platform in combination with Bayer’s alpha-emitting radionuclides. Bayer is conducting a Phase 1 trial of PSMA TTC in subjects with metastatic castration-resistant prostate cancer (“mCRPC”).
•1404 is a Tc-99m labeled small molecule which binds to PSMA and is used as a SPECT/CT imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe.
•PSMA-AI is an AI-based imaging analysis technology that assists readers in quantification and standardized reporting of PSMA-targeted PET/CT imaging, providing an objective understanding of disease status. The technology automatically analyzes the CT image to segment anatomical regions – 51 bones and 12 soft tissue organs. This CT segmentation enables automated localization, detection and quantification of potential PSMA-avid lesions in the PET image, which is incorporated into a standardized report for physicians. In a recent study, the technology demonstrated better consistency in quantitative assessment across multiple readers and high sensitivity (>90%) in detecting potential lesions in PSMA PET/CT. The clinical utility of the device is being investigated in multiple outcome-based studies.
•leronlimab (PRO 140) is an investigational humanized monoclonal antibody targeting the CCR5 receptor. CCR5 appears to act as an HIV entry inhibitor and may play a broader role in tumor metastasis and immune-mediated illnesses. It is owned by CytoDyn Inc. (“CytoDyn”) pursuant to our agreement with CytoDyn, as described below. In May 2020, CytoDyn announced it submitted a Biologics License Application (“BLA”) to the FDA for approval of leronlimab in combination therapy for HIV infection. On July 13, 2020, CytoDyn announced that it had received a refusal to file letter from the FDA for the BLA. In August and September 2020, the FDA provided written responses to CytoDyn’s questions and met telephonically with CytoDyn key personnel and its clinical research organization concerning its recent BLA for this HIV combination therapy to expedite the resubmission of its BLA filing for this indication. CytoDyn is working diligently to resubmit the BLA, which it expects to file in the first half of calendar year 2021. Leronlimab is also being evaluated by CytoDyn for patients with mild/moderate COVID-19 indications in a Phase 2 randomized clinical trial that was recently completed. Also, CytoDyn has started recruiting for a Phase 2b/3 trial for 390 severe or critical COVID-19 patients.
For the years ended December 31, 2020, 2019 and 2018, we invested $32.8 million, $20.0 million and $17.1 million in research and development (“R&D”), respectively. Our R&D team includes our Medical Affairs and Medical Information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications.

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

Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all five remaining payments could be made within the same calendar year. We are also eligible to receive royalties from Bausch and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100.0 million, 17% on the next $400.0 million in worldwide net sales, and 19% on worldwide net sales over $500.0 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Bausch receives from sublicensees outside the U.S.
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
•Curium Agreement – Curium has licensed exclusive rights to develop and commercialize PyL in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and we are entitled to double-digit royalties on net sales of PyL. Curium is currently in late-stage development in Europe.
•Bayer Agreements – Under Progenics’ April 2016 agreement with a subsidiary of Bayer granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody platform, in combination with Bayer’s alpha-emitting radionuclides, Progenics received an upfront payment of $4.0 million and milestone payments totaling $5.0 million. We could receive up to an additional $44.0 million in potential clinical and development milestones. We are also entitled to single-digit royalties on net sales, and potential net sales milestone payments up to an aggregate of $130.0 million. In addition, in October 2020, we entered into a PyL Clinical Supply Agreement with Bayer to include PyL in their clinical trial for prostate cancer. PyL will be used by Bayer to assess PSMA expression levels at baseline and during treatment.
•CytoDyn Agreement -- Progenics sold leronlimab to CytoDyn in 2012, which sale included milestone and royalty payment obligations to Progenics. Under the 2012 agreement, CytoDyn is responsible for all development, manufacturing and commercialization efforts. Pursuant to such agreement, Progenics received $5.0 million in upfront and milestone payments, and we have the right to receive an additional $5.0 million upon the first U.S. or E.U. approval for the sale of the drug, and a 5% royalty on the net sales of approved products.
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
•FUJIFILM Agreement -- In June 2019, EXINI entered into a transfer agreement with FUJIFILM for the rights to the bone scan index product in Japan for use under the name BONENAVI. Under the terms of the transfer agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the bone scan index product from EXINI for use in Japan. In exchange, EXINI received $4.0 million in an upfront payment and FUJIFILM agreed to pay EXINI support and service fees for bone scan index and other AI products over the next three years in Japan. BONENAVI has been licensed to FUJIFILM for use in Japan since 2011. In February 2021, EXINI entered into a new agreement with FUJIFILM for the heart myocardial perfusion analysis software, cREPO, in Japan.
•Regeneron Agreement – In June 2020, we entered into a PyL Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) under which we will supply PyL to Regeneron as an imaging agent to evaluate and follow subjects for a Phase 1/2 clinical study of Regeneron’s PSMA-targeted mCRPC therapeutic candidate.
•POINT Biopharma – In December 2020, we entered into a PyL Clinical Supply Agreement with POINT Biopharma US Inc. (“POINT Biopharma”) under which we will supply PyL to POINT Biopharma as an imaging agent to evaluate and follow subjects for a Phase 3 clinical study of POINT Biopharma’s PSMA-targeted mCRPC therapeutic candidate.
Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products:

Product	Approved Markets
DEFINITY	Australia, Canada, European Union, European Economic Area, India, Israel, Mexico, New Zealand, Singapore, South Korea, Taiwan, United States
TechneLite	Australia, Brazil, Canada, Colombia, Costa Rica, New Zealand, Panama, South Korea, Taiwan, United States
NEUROLITE	Australia, Austria, Belgium, Canada, Costa Rica, Denmark, France, Germany, Hong Kong, Italy, Japan, Luxembourg, New Zealand, Philippines, Slovenia, South Korea, Spain, Taiwan, Thailand, United States
RELISTOR (Solution for Injection 12 mg/0.6 mL vial)	Austria, Belgium, Bulgaria, Canada, Switzerland, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (Solution for Injection in pre-filled syringe 8mg and pre-filled syringe 12 mg)	Austria, Belgium, Bulgaria, Canada, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (methylnaltrexone bromide) Oral Tablet 140 mg	United States
Xenon	Canada, United States
Cardiolite	Australia, Canada, Costa Rica, Hong Kong, Israel, Japan, New Zealand, Panama, Philippines, South Korea, Taiwan, Thailand, United States
Gallium	Australia, Canada, Colombia, Costa Rica, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
Thallium	Australia, Canada, Colombia, New Zealand, Pakistan, Panama, South Korea, Taiwan, United States
AZEDRA	United States
QUADRAMET	United States
In the U.S. and Canada, our sales team of approximately 80 employees is split into separate sales teams for each of DEFINITY, AZEDRA and our radiopharmaceutical products. We are also beginning to assemble a sales and commercial team for PyL in anticipation of potential FDA approval and a commercial launch later in 2021.

We sell a majority of our radiopharmaceutical products in the U.S. to five radiopharmacy groups—namely Cardinal, RLS, UPPI, Jubilant Radiopharma and PharmaLogic. Our contractual distribution and other arrangements with these radiopharmacy groups are as follows:
•Cardinal maintains approximately 131 radiopharmacies that are typically located in large, densely populated urban areas in the U.S. We estimate that Cardinal’s radiopharmacies distributed approximately 44% of the aggregate U.S. SPECT doses sold in the first half of 2020. Our supply agreement with Cardinal relating to TechneLite, Xenon, NEUROLITE and other products has been extended until December 31, 2022. The agreement specifies pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.
•RLS maintains approximately 31 radiopharmacies in the U.S. that purchase our TechneLite generators. RLS purchased these radiopharmacies from GE Healthcare in the third quarter of 2020. We estimate that RLS distributed approximately 8% of the aggregate U.S. SPECT doses sold in the first half of 2020. We currently have an agreement with RLS for the distribution of TechneLite, Xenon and Gallium. The agreement provides that RLS will purchase a minimum percentage of TechneLite generators as well as certain other products from us. Our agreement, which has been extended until December 31, 2021, may be terminated by either party upon the occurrence of specified events including a material breach by either party, bankruptcy by either party, certain irresolvable regulatory changes or economic circumstances, or force majeure events.
•UPPI is a cooperative purchasing group (roughly analogous to a group purchasing organization) of approximately 52 independently owned or smaller chain radiopharmacies located in the U.S. UPPI’s radiopharmacies are typically broadly dispersed geographically, with some urban presence and a substantial number of radiopharmacies located in suburban and rural areas of the country. We estimate that these independent radiopharmacies, together with approximately 13 unaffiliated, independent radiopharmacies, distributed approximately 19% of the aggregate U.S. SPECT doses sold in the first half of 2020. We currently have an agreement with UPPI for the distribution of TechneLite, Xenon and certain other products to radiopharmacies or families of radiopharmacies within the UPPI cooperative purchasing group. The agreement contains specified pricing levels based upon specified purchase amounts for UPPI. We are entitled to terminate the UPPI agreement upon 60 days written notice. The UPPI agreement has been extended until December 31, 2023.
•Jubilant Radiopharma maintains approximately 48 radiopharmacies in the U.S. that purchase a range of our products. We estimate that Jubilant Radiopharma distributed approximately 13% of the aggregate U.S. SPECT doses sold in the first half of 2020. We currently have an agreement with Jubilant Radiopharma for the distribution of TechneLite, Xenon, NEUROLITE and other products. The agreement specifies pricing levels and volume and percentage purchase requirements. The agreement has been extended until June 30, 2021 and may be terminated upon the occurrence of specified events, including a material breach by the other party.
•PharmaLogic maintains approximately 27 radiopharmacies in the U.S. that purchase a range of our products. We estimate that PharmaLogic distributed approximately 4% of the aggregate U.S. SPECT doses sold in the first half of 2020. Our written supply agreement with PharmaLogic relating to TechneLite, Xenon, Cardiolite and other products has been extended until December 31, 2021. The agreement specifies pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreement may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events.
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
In Canada, we operate some direct distribution activities and also rely on third party distributors. In Europe, Australia, Asia-Pacific and Latin America, we utilize third party distributor relationships to market, sell and distribute our products, either on a country-by-country basis or on a multi-country regional basis.

In March 2012, we entered into a development and distribution arrangement with Double-Crane for DEFINITY in China, Hong Kong and Macau. With Double-Crane’s support, we are currently pursuing Chinese regulatory approval required to commercialize DEFINITY. In July 2013, we submitted a clinical trial application to the NMPA seeking an Import Drug License. After a very extensive waiting period caused by a large number of drugs seeking NMPA regulatory approval, in February 2016, the NMPA approved our clinical trial application. Double-Crane has conducted on our behalf three confirmatory clinical trials in pursuit of cardiac, liver and kidney imaging indications, as well as one small pharmacokinetic study. In March 2020, we filed an Import Drug License application with the NMPA for the use of DEFINITY for the echocardiography indication. We believe this is an important milestone in our efforts to commercialize DEFINITY in China. Double-Crane is also in the process of analyzing the clinical results relating to the liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications.
Seasonality
For the diagnostic portion of our business, we have some modest seasonality as patients may seek to schedule diagnostic imaging procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the year ended December 31, 2020.
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
The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar Medical Radioisotopes.
•For PyL, if and when it is approved by the FDA, it will compete with Bracco’s Axumin (fluciclovine F 18). We also may face competition from Telix Pharmaceuticals Limited, which also has a PSMA-targeted prostate cancer PET diagnostic imaging agent currently under review with the FDA.
•For RELISTOR, our principal competitors include Nektar Therapeutics, in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; and BioDelivery Sciences International, Inc.; together with other prescription, as well as over-the-counter, laxatives used as first line therapy for OIC.
•For AZEDRA, there are currently no other FDA approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.
•For 1095, our principal competitors in the field of mCRPC for radiopharmaceutical therapeutics may include Novartis AG; Point Biopharma; Telix Pharmaceuticals Limited; and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
We cannot anticipate the actions of our current or future competitors in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Further, the radiopharmaceutical and biopharmaceutical industry continues to evolve strategically, with several market participants either recently sold or for sale. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers.
Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2020, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), ANSTO and NTP, which, in the aggregate, accounted for approximately 23% of our total purchases.
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
Our agreement with IRE (the “IRE Agreement”) contains minimum percentage volume requirements and unit pricing. The IRE Agreement also requires IRE to provide certain favorable allocations of Mo-99 during periods of supply shortage or failure. The IRE Agreement also provides for an increased supply of Mo-99 derived from LEU targets upon IRE’s completion of its ongoing conversion program to modify its facilities and processes in accordance with Belgian nuclear security commitments. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The IRE Agreement expires on December 31, 2022, and is renewable by LMI on a year-to-year basis thereafter.
Our agreement with NTP (the “NTP Agreement”), with NTP acting for itself and on behalf of its subcontractor ANSTO, specifies LMI’s percentage purchase requirements and unit pricing, and provides for the supply of Mo-99 derived from LEU targets from NTP and ANSTO. The NTP Agreement allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The NTP Agreement expires on December 31, 2021.
Despite our globally diverse Mo-99 suppliers, we still face challenges in our Mo-99 supply chain. The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages. In 2019 and 2020, ANSTO experienced multiple facility issues that resulted in ANSTO outages and volume limitations, during which time we relied on IRE and NTP to limit the impact of those outages and limitations. Because of the COVID-19 pandemic, we experienced challenges receiving regularly scheduled orders of Mo-99 from our global suppliers, particularly in the second quarter of 2020. We continue to manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
We are also pursuing additional sources of Mo-99 from potential new producers to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.

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
Iodine 131
Iodine 131 is also a by-product of the Mo-99 production process, and it is the active radioisotope ingredient in both AZEDRA and 1095. We receive Iodine 131 from IsoSolutions Marketing & Management Inc., which sources the isotope from IRE in Belgium. We use Iodine 131 at our Somerset facility to manufacture and produce AZEDRA. We also rely on Center for Probe Development and Commercialization (CPDC) for our clinical supply requirements for 1095. CPDC sources Iodine 131 from IRE in Belgium and NTP in South Africa.
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
Manufacturing
We maintain manufacturing operations at our North Billerica, Massachusetts facility. We manufacture TechneLite on a highly automated production line, Thallium and Gallium and certain radiochemicals using our cyclotron technology, and we process and finish Xenon and QUADRAMET using our hot cell infrastructure. We also operate a manufacturing facility at Somerset, NJ for AZEDRA that may also provide manufacturing support for 1095 in the future. We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. We believe that our substantial capital investments in our highly automated generator production line, our cyclotrons and our other manufacturing assets, and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials and operations in a highly regulated environment, create significant and sustainable competitive advantages for us.
In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third party contract manufacturing organizations, and in certain instances, we rely on them for sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, the key raw materials used in those products are first sent to our North Billerica, Massachusetts facility, where we test them prior to the third party manufacturing of the final product. After the final products are manufactured, they are sent back to us for final quality control testing, and then we ship them to our customers. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports the just-in-time manufacturing model at our North Billerica, Massachusetts facility.
PyL and flurpiridaz F 18 will require the creation of a field-based network of specialized PMFs with radioisotope-producing cyclotrons. The radioisotope used in both PyL and flurpiridaz F 18 is fluorine-18, or F 18, which has a 110 minute half-life, requiring that these products be manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture either PyL or flurpiridaz F 18. PyL or flurpiridaz F 18 is next transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Because each of the PMFs manufacturing these products will be deemed by the FDA to be a separate manufacturing site, each will have to be approved by the FDA, and we can give no assurance that the FDA will do this in accordance with the planned roll-out schedule for the products. In our PyL NDA, we included a limited number of PMFs for approval, and we intend to add in a sequenced manner, using FDA site approval processes, additional PMFs to our manufacturing network in the months following FDA product approval with the goal of having broad availability for the U.S. population within six months of product approval.
We are also in the final stages of an extensive, multi-year effort to add specialized manufacturing capabilities at our North Billerica, Massachusetts facility. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but should also afford us increased flexibility as we consider additional external opportunities. We currently expect to make use of this in-house manufacturing capability in late 2021. However, we can give no assurance that we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.

Manufacturing and Supply Arrangements
We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:
•DEFINITY—In February 2012, we entered into a Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY. Under the agreement, JHS manufactured DEFINITY for us for an initial term of five years. In September 2016, we extended the agreement through January 2022. The agreement contains automatic renewals for additional one-year periods thereafter. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to place orders for a minimum percentage of our requirements for DEFINITY with JHS. Based on our current projections, we believe that we will have sufficient supply of DEFINITY from JHS to meet expected demand.

On May 3, 2016, we entered into a Manufacturing and Supply Agreement with SBL to perform technology transfer and process development services to manufacture and supply DEFINITY RT. There are no minimum purchase requirements under this agreement, which has an initial term of five years from the date of first commercial sale and is renewable at our option for an additional five years. This agreement allows for termination upon the occurrence of certain events, including material breach or bankruptcy of either party. We believe DEFINITY RT will become commercially available later in 2021, although that timing cannot be assured.
•Cardiolite—In May 2012, we entered into a Manufacturing and Supply Agreement with JHS for the manufacture of Cardiolite products. In the third quarter of 2016, we completed the technology transfer process and received FDA approval to manufacture Cardiolite at JHS. Under the agreement, JHS has agreed to manufacture products for an initial term of five years from the effective date. That agreement has now been extended until December 31, 2021, and can be further extended for two additional one-year periods thereafter so long as the parties, using good faith, reasonable efforts, agree to new pricing for the upcoming additional term. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement requires us to place orders for 100% of our requirements for Cardiolite products with JHS during such term. Based on our current projections, we believe that we will have sufficient supply of Cardiolite products from JHS to meet expected demand.
•NEUROLITE—In May 2012, we entered into a Manufacturing and Supply Agreement with JHS for the manufacture of NEUROLITE, and in January 2015, the FDA granted approval to manufacture NEUROLITE at JHS. Under the agreement, JHS agreed to manufacture NEUROLITE for an initial term of five years from the effective date. That agreement has now been extended until December 31, 2021, and can be further extended for two additional one-year periods thereafter so long as the parties, using good faith, reasonable efforts, agree to new pricing for the upcoming additional term. The agreement allows for termination upon the occurrence of specified events, including material breach or bankruptcy by either party. The agreement also requires us to place orders for 100% of our requirements for NEUROLITE during such term. Based on our current projections, we believe that we will have sufficient supply of NEUROLITE from JHS to meet expected demand.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our manufacturing relationships.
Strategic Activities
In addition to integrating the new assets and programs resulting from the Progenics Acquisition, we continue to seek ways to further expand our portfolio of products and product candidates and how best to optimize the value of our current assets, evaluating a number of different opportunities to collaborate with others or to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. As the Progenics Acquisition indicates, we are particularly interested in expanding our presence in oncology, in both radiotherapeutics and diagnostics. In May 2019, we commenced an initiative to build out our Pharma Services capabilities by entering into a strategic collaboration and license agreement with NanoMab Technology Limited (“NanoMab”), a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available PD-L1 imaging biomarker research tool to pharmaceutical companies and academic centers conducting clinical trials on immuno-oncology treatments, including combination therapies. We have also expanded our Pharma Services offering to include PyL for pharmaceutical companies developing PSMA-targeted therapies and have entered into PyL clinical supply agreements with each of Regeneron, Bayer and POINT BioPharma for use of PyL in drug development programs. We can give no assurance as to when or if any of these Pharma Services collaborations will be successful or accretive to earnings.

In addition, as described above, we continue to expand our microbubble franchise. In October 2020, we announced a strategic collaboration with Insightec which will use our microbubbles in connection with Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis. Previously, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. We also previously announced a strategic development and commercial collaboration with Cerevast in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide.
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
Trademarks, Service Marks and Trade Names
We own various trademarks, service marks and trade names, including, among others, DEFINITY, DEFINITY RT, TechneLite, Cardiolite, NEUROLITE, VIALMIX, VIALMIX RFID, QUADRAMET, Luminity, PyL, AZEDRA, AZEDRA Service Connection, RELISTOR, Lantheus, Lantheus Medical Imaging, Progenics, Progenics Pharmaceuticals, Molecular Insight, EXINI, PyL Research Access Program and Find, Fight and Follow. We have registered these trademarks, as well as others, in the U.S. and/or numerous foreign jurisdictions.
Patents
We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the U.S., we file patent applications in numerous foreign countries in order to further protect the inventions that we consider important to the development of our international business. We also rely upon trade secrets and contracts to protect our proprietary information. As of December 31, 2020, our patent portfolio included a total of 107 issued U.S. patents, 804 issued foreign patents, 49 pending U.S. patent applications and 239 pending foreign applications, owned or exclusively licensed.
We have patent protection on certain of our commercial products and on all of our clinical development candidates. We typically seek patent protection in major markets around the world, including, among others, the U.S., Canada, Western Europe, Asia, and Latin America. All patent terms described below are presented without giving effect to any applicable patent term adjustments or regulatory extensions.
DEFINITY - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.

Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give a notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving that Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2021 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2023. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
TechneLite - We currently own patents in the U.S. and various foreign countries on certain component technology expiring in 2029, and we are pursuing additional patent protection in the U.S. and world-wide on other component technology that, if granted, would expire in 2040. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product.
Other Nuclear Products - Neither Cardiolite nor NEUROLITE is covered any longer by patent protection in either the U.S. or the rest of the world. Xenon, Thallium and Gallium have no patent protection; however, we have patent protection in the U.S. that expires in October 2035 for an improved container for Xenon, and are pursuing similar patent protection outside the U.S.
RELISTOR – Although the composition of matter patent for the active ingredient, methylnaltrexone, has expired, there are additional patents and pending patent applications covering various inventions relating to the product. There are eight Orange Book listed patents that cover the subcutaneous RELISTOR product, which have expiration dates ranging from 2024 to 2030, and there are nine Orange Book listed patents that cover the RELISTOR tablet product, which have expiration dates ranging from 2029 to 2031.
Progenics has entered into three separate settlement agreements that have granted non-exclusive limited licenses with respect to certain RELISTOR subcutaneous injection applications. The non-exclusive limited licenses with two parties are currently effective on January 1, 2028 and the third non-exclusive limited license is currently effective on July 1, 2028, in each case, subject to potential acceleration clauses in those agreements. Four Canadian patents (two expiring in 2024, one in 2027 and one in 2029) have been listed with Health Canada relating to subcutaneous RELISTOR.
AZEDRA - The AZEDRA technology patent family was licensed from the University of Western Ontario (“UWO”). While certain of those patents, and associated license, have already expired, a patent relating to alternative approaches for preparing AZEDRA (not currently implemented) expires worldwide in 2022 and 2024. In addition, we own pending applications worldwide for manufacturing improvements, and the resulting compositions which, if issued, would expire in 2035.
PyL - The PyL patent family was licensed from the Johns Hopkins University (“JHU”). Patent protection for composition of matter patents, radiolabeled forms of the compound, and methods of use in the U.S. expire in 2029 and 2030. Corresponding patents issued or pending worldwide, all expire in 2029. Process improvement patent applications are pending worldwide and, if issued, would expire in 2037.
flurpiridaz F 18 - We own patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing, including in the U.S. a composition of matter patent expiring in 2026, a formulation patent expiring in 2032, a method of use patent expiring in 2028, and manufacturing-related patents expiring in 2031 and 2033, and various patent applications, some of which, if granted, will expire in 2033.

1095 – We own patents relating to 1095 that expire from 2027 to 2031, with the composition of matter as well as radiolabeled forms in the U.S. and Europe expiring in 2027. Additional U.S. patents for stable compositions and radiolabeling processes expire, respectively, in 2030 and 2031.
LMI 1195 - We own patents and patent applications in numerous jurisdictions covering composition, use, and manufacturing, including in the U.S. a composition of matter patent expiring in 2030, a method of use patent expiring in 2027, and manufacturing-related patents expiring in 2031 and 2032, and patent applications which, if granted, will expire in 2027 and in 2031.
1404 - We own patents relating to composition of matter, as well as technetium-99 labeled forms of 1404 expiring in the U.S. from 2029 to 2030, and expiring worldwide in 2029. In-licensed patents relating to reagents for radiolabeling expire in the U.S. in 2022.
aBSI - We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in the U.S. in 2032 and outside of the U.S. in 2028. Patent applications are pending in the U.S. and worldwide relating to aBSI improvements which, if issued will expire in 2040.
PSMA-AI – U.S. Patents and pending patent applications worldwide relating to automated medical image analysis, have expiration ranges from 2037 to 2040.
PSMA Antibody TTC – We own and in-license composition of matter patents on PSMA antibodies expiring in the U.S. in 2022 and 2023 and outside of the U.S. in 2022.
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
In addition, we license third party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. Some of these licenses are material to our business – for example, the licenses of the patent rights on RELISTOR from Wyeth LLC and on the PyL patent family from JHU.
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
Our activities related to the development, manufacture, packaging or repackaging of our pharmaceutical and medical device products subject us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of, the FDA, the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Health and Human Services (“HHS”), Health Canada, the European Medicines Agency (“EMA”), the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”), the NMPA and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies, as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The FDA and various state regulatory authorities regulate the research, testing, manufacture, safety, labeling, storage, recordkeeping, premarket approval, marketing, advertising and promotion, import and export, and sales and distribution of pharmaceutical products in the U.S. Prior to marketing a pharmaceutical product, we must first receive FDA approval. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Currently, the process required by the FDA before a drug product may be marketed in the U.S. generally involves the following:
•Completion of preclinical laboratory tests, animal studies and formulation studies according to current Good Laboratory Practices regulations;
•Submission to the FDA of an investigational new drug application (“IND”) which must become effective before human clinical studies may begin, including review and approval by any institutional review board (“IRB”), serving any of the institutions participating in the clinical studies;
•Performance of adequate and well-controlled human clinical studies according to current Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;
•Submission to the FDA of a new drug application (“NDA”) for a new drug;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) regulations; and
•FDA review and approval of the NDA.
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
Once the IND becomes effective, including review and approval by any IRB, serving any of the institutions participating in the clinical trial, the clinical trial program may begin. Each new clinical trial protocol must be submitted to the FDA before the study may begin. Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The agent is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the agent may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with those diseases.
•Phase 2. Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the agent for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.
•Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to collect sufficient safety and efficacy data to support the NDA for FDA approval.
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
The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the agent. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of that fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied. The FDA has substantial discretion in the product approval process, and it is impossible to predict whether and when the FDA will grant marketing approval. The FDA may on occasion require the sponsor of an NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess a drug product’s safety and effectiveness after NDA approval. The FDA also may impose one or more Risk Evaluation and Mitigation Strategies (“REMS”) to ensure that the benefits of a product outweigh its risks. A REMS could add training requirements for healthcare professionals, safety communications efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. Whether a REMS would be imposed on any of our products and any resulting financial impact is uncertain at this time.
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
The FDA may withdraw marketing authorization for a pharmaceutical or medical device product if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously-unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, civil monetary penalties, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of pharmaceuticals or medical device products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.
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

The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a Section 505(b) (1) NDA for a new drug that is a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Act prohibits the submission or approval of an ANDA or a Section 505(b) (2) NDA for a period of five years from the date of approval of the NDA, except that the FDA may accept an application for review after four years under certain circumstances, specifically a patent challenge for one or more patents listed by the NDA holder in FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”), submitted in a “Paragraph IV” Certification. The Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or Section 505(b) (2) NDA, for any drug, but the competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder’s patent claims. The Hatch-Waxman Act provides for a three-year period of exclusivity for an NDA for a new drug containing an active moiety that was previously approved by the FDA, but also includes new clinical data (other than bioavailability and bioequivalence studies) to support an innovation over the previously-approved drug and those studies were conducted or sponsored by the applicant and were essential to approval of the application. This three-year exclusivity period does not prohibit the FDA from accepting an application from a third party for a drug with that same innovation, but it does prohibit the FDA from approving that application for the three-year period. The three-year exclusivity does not prohibit the FDA, with limited exceptions, from approving generic drugs containing the same active ingredient but without the new innovation.
Healthcare Reform and Other Laws Affecting Payment
We operate in a highly-regulated industry. The U.S. and state governments continue to propose and pass legislation that may affect the availability and cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Healthcare Reform Act, substantially changes the way in which healthcare is financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage, reimbursement and/or delivery of drug products and the medical imaging procedures in which our drug products are used. Key provisions that currently affect our business include the following:
•increasing the presumed utilization rate for imaging equipment costing $1.0 million or more in the physician office and free-standing imaging facility setting which reduces the Medicare per procedure medical imaging reimbursement; which rate was further increased by subsequent legislation effective January 1, 2014;
•increasing drug rebates paid to state Medicaid programs under the Medicaid Drug Rebate Program for brand name prescription drugs and extending those rebates to Medicaid managed care organizations; and
•imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell brand name prescription drugs to specified federal government programs.
The Healthcare Reform Act also amended the federal self-referral laws, requiring referring physicians to inform patients under certain circumstances that the patients may obtain services, including MRI, computed tomography (“CT”), PET and certain other diagnostic imaging services, from a provider other than that physician, another physician in his or her group practice, or another individual under direct supervision of the physician or another physician in the group practice. The referring physician must provide each patient with a written list of other suppliers who furnish those services in the area in which the patient resides. These requirements could have the effect of shifting where certain diagnostic medical imaging procedures are performed.
The Healthcare Reform Act has been subject to political and judicial challenges. For example, tax reform legislation was enacted at the end of 2017 that effectively eliminated the “individual mandate” to maintain health insurance coverage by eliminating the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because once Congress repealed the “individual mandate” provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. In November 2020, the U.S. Supreme Court heard an appeal of the federal appeals court decision, but has not opined on the constitutionality of the individual mandate or the severability of the remaining aspects of the Healthcare Reform Act. Pending resolution of this case, the Healthcare Reform Act is still operational.

Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. For example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As an example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that the Congressional Budget Office has estimated will save the federal government approximately $3.0 billion in the next ten years. As another example, in November 2020, CMS issued an interim final rule that announced a new “most favored nation” payment model for certain Medicare Part B drugs, which would reduce the Medicare payment amount for such drugs to the lowest price that drug manufacturers receive in other similar countries. (Multiple federal courts have issued temporary injunctions blocking implementation of this final rule). Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products could limit our flexibility in establishing prices for our products or otherwise adversely affect our business if implemented. Changes could occur at the federal level or state level and may be adopted by statute, rule, or sub-regulatory policies. Recent state legislative efforts seek to address drug costs and generally have focused on increasing transparency around drug costs or limiting drug prices. Some of those efforts have been subject to legal challenge.
General legislative cost control measures may also affect reimbursement for our products or services provided with our products. The Budget Control Act, as amended by the Bipartisan Budget Act of 2019, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers beginning in 2013 and will remain in effect through fiscal year 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% payment adjustment for dates of service from May 1 through December 31, 2020, and the Consolidated Appropriations Act 2021 subsequently extended this suspension until March 31, 2021. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business results of operations, financial condition and cash flows.
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
The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $104,330 per violation and three times the amount of the unlawful remuneration. In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is, therefore, a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). As discussed, a claim arising from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.
Laws and regulations have also been enacted by the U.S. federal government and various states, as well as by countries outside of the U.S., to regulate the sales and marketing practices of certain entities including pharmaceutical and device manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure by pharmaceutical and device manufacturers to the government and/or public of financial interactions or other financial relationships with health care providers and other entities such as teaching hospitals (so-called “sunshine laws”). The Healthcare Reform Act requires manufacturers to submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. The laws and regulations include requirements that can be unclear in their scope, nature, and required implementation by regulated entities. If we fail to comply with such laws and regulations, we could be subject to penalties and administrative actions under such laws and regulations.
Data Privacy, Security and Breach Notification
We are subject to data protection laws and regulations that set forth data privacy, security, and breach notification requirements. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on data protection and other data privacy and security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. In addition to establishing restrictions on how personal information may be collected, used, and disclosed, these laws and regulations provide various rights to data subjects with respect to their personal information and establish requirements for how personal information must be secured. In addition, every state in the United States now has a data breach notification law that requires regulated entities to report certain security breaches to affected data subjects, regulators, or other entities. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and requirements to take corrective actions), private litigation (which may result in the award of damages against us), and/or adverse publicity, and could negatively affect our operating results, business, and reputation. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are themselves subject to privacy, security, and breach notification requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we believe that we are neither a “covered entity” nor “business associate” subject directly to regulation under HIPAA, HIPAA’s criminal provisions can apply to entities other than “covered entities” or “business associates” in certain circumstances. Accordingly, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.
In addition, a growing number of jurisdictions outside of the United States have enacted robust data protection laws. Certain of these laws have extraterritorial application. For example, the processing of personal data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018. The GDPR applies to an entity established in the EU and extraterritorially to an entity outside of the EU that offers goods or services to, or monitors the behavior of, individuals located in the EU. Certain “special categories” of personal data, including data concerning health, are subject to enhanced protections under the GDPR. This regulation imposes several requirements on the controllers and processors of personal data, including the obligation to comply with various rights that individuals have with respect to their personal data and restrictions on the processing of personal data, and to provide notice of data processing obligations to the competent national data protection authorities. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.
In the United States, several state legislatures are considering enacting new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposes many requirements on certain for-profit businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects various rights, such as the right to request access to their personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. In addition, the CCPA requires regulated businesses to implement reasonable security procedures and practices to protect personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information resulting from a business’s failure to implement and maintain reasonable security procedures and practices. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
On November 3, 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA amends the CCPA and expands its protections for personal information, including by establishing a new California Privacy Protection Agency to enforce the CPRA and by providing California consumers various rights such as the right to restrict the processing of their “sensitive personal information.” The CPRA’s amendments to the CCPA take effect on January 1, 2023, and generally will apply to personal information collected by regulated businesses on or after January 1, 2022. The California Attorney General will have authority to begin enforcing the CPRA’s amendments to the CCPA beginning on July 1, 2022.
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
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts facility, which is our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in Somerset, NJ where we must also maintain a number of environmental permits and nuclear licenses. We store low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits. As of December 31, 2020, we currently estimate the D&D cost of all of our manufacturing sites (including our Puerto Rico radiopharmacy which we sold on January 29, 2021) to be approximately $26.9 million. As of December 31, 2020 and 2019, we have a liability recorded associated with the fair value of the asset retirement obligations of $14.0 million and $12.9 million, respectively. We currently provide this financial assurance in the form of surety bonds.
We also actively monitor and seek to reduce our solid waste, energy and water usage, waste water discharge and greenhouse gas emissions. We generally contract with third parties for the disposal of wastes generated by our operations. In 2020, we developed a stormwater management operations and maintenance plan to minimize stormwater pollution from high impact activities. Improvements we made include (i) the regular inspection and cleaning of catch basins and piping to reduce sediment and debris wash out to adjacent wetlands; (ii) increasing street and parking lot cleaning to reduce pollutant run off; (iii) updating our snow removal plan at our North Billerica site to reduce the impact to adjacent wetlands; and (iv) using salt brine as a pretreatment for winter storms to reduce the amount of salt use and run off.
With respect to sustainability, in 2020, we developed a mechanism to track and monitor our energy use, water use and waste generation. We use an Energy Star Portfolio Manager to track energy and water use that we believe will help us calculate associated greenhouse gas emissions and compare the performance of our North Billerica buildings against a yearly baseline, national medians, and other similar buildings.
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
Human Capital Management
As of December 31, 2020, we had 595 employees, of which 569 were located in the U.S. and 26 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
Diversity, Inclusion, Ethics and Compliance

We believe that supporting our local community and instilling a diverse, inclusive, ethical and compliant culture will make us an employer of choice, maintain good standing with the regulatory authorities and customers and benefit stockholders in the long run.
We have a female CEO, 50% of our Vice Presidents and above are women, and approximately 44% of our employees are women. We continue to strive to improve our diversity and inclusion with a strategic emphasis beyond gender and we require recruiters working with us to present candidates in the spirit of diversity and inclusion.
We are committed to promoting a culture of ethics and compliance. Our Code of Conduct and Ethics reflects the Company’s commitment to corporate integrity and the underlying business practices and principles of behavior that support this commitment. Each year our employees complete mandatory training that includes anti-bribery/anti-corruption rules, insider trading prohibitions, confidentiality obligations, as well as specialized training in healthcare industry marketing practices. We also have a formal Ethics and Compliance Committee that develops, implements and overseas our ethics and compliance programs.
Compensation and Benefits
We seek to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive pay, cash bonuses and restricted stock and other equity grants to certain levels of employees, health care and retirement benefits, paid time off and family leave, among others. We are focused on pay equity and regularly assess pay among similar roles and responsibilities throughout our organization and in comparison to our peer group.
Communication and Engagement
We believe that our success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly town hall meetings with our executive team; (ii) regular ongoing update communications; (iii) employee engagement surveys; and (iv) an externally administered whistleblower hotline and website that is prominently advertised to our employees, and a whistleblower’s anonymity is protected, if so requested. We also established various employee recognition award programs to recognize and reward employees for specific outstanding accomplishments and to foster a positive employee relations climate.
Health, Wellness and Safety
We are committed to the health and safety of our employees, patients and other partners in the healthcare community. We work to promote an environment of awareness and shared responsibility for safety and regulatory compliance throughout the Company, in order to minimize risks of injury, exposure, or business impact.
With respect to the COVID-19 pandemic, we operate a “Pandemic Response Team” to implement and oversee appropriate precautions to minimize the spread of COVID-19 in our teams and communities. We continue to have all non-critical employees and contractors work-remotely and avoid non-essential work-related travel. Further, we established a “Return to Office” team to develop plans for employees to safely return to all our facilities.
Corporate History
Founded in 1956 as New England Nuclear Corporation, our medical imaging diagnostic business was purchased by E.I. du Pont de Nemours and Company (“DuPont”) in 1981. Bristol Myers Squibb (“BMS”) subsequently acquired our diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. In January 2008, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC (collectively “Avista”) formed Lantheus Holdings and acquired our medical imaging business from BMS. On June 30, 2015, we completed an initial public offering (“IPO”) of our common stock. We completed our acquisition of Progenics Pharmaceuticals, Inc. on June 19, 2020. Our common stock is traded on the NASDAQ Global Market under the symbol “LNTH”.
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

Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an Inline Extensible Business Reporting Language (“iXBRL”) format. iXBRL is an electronic coding language used to create interactive financial statement data over the Internet. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.
Item 1A. Risk Factors
You should carefully consider the following risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our outstanding common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10‑K.
Risk Factor Summary
Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to Our Portfolio of Commercial Products
•Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of segment competition from other echocardiography ultrasound enhancing agents and potential generic competition as a result of patent and regulatory exclusivity expirations.
•The instability of the global Mo-99 supply, including periodic supply outages and limitations at the NTP Radioisotopes (“NTP”) processing facility in South Africa and the Australian Nuclear Science and Technology Organisation’s (“ANSTO”) processing facility in Australia, in each case resulting in our inability to fill some or all of the demand for our TechneLite generators on certain manufacturing days during the outage or limitation periods.
•Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, raw materials and components, including DEFINITY at JHS and DEFINITY RT at SBL.
•Risks related to RELISTOR, commercialized by Bausch, and that the revenues generated for us thereby may not meet expectations.
•Risks related to the commercialization of AZEDRA, including in connection with market acceptance and reimbursement, that may cause the product not to meet revenue or operating income expectations.
•Risks associated with our DEFINITY RT formulation, approved by the FDA in November 2020, including our ability gain post-approval market acceptance and adequate reimbursement.
Risks Related to Our Portfolio of Clinical Development Candidates
•Risks associated with our lead agent in development, PyL, for which an New Drug Application (“NDA”) was accepted by the FDA and granted priority review with an assigned Prescription Drug User Fee Act (“PDUFA”) action date of May 28, 2021, including:
•Our ability to obtain FDA approval of PyL in 2021;
•Our ability to successfully gain post-approval market acceptance and adequate reimbursement for PyL;
•Our dependence upon third parties for the manufacture and supply of PyL and the timing of that manufacturing capacity becoming available; and
•Our ability to compete successfully with other prostate cancer imaging agents, including those that target prostate specific membrane antigen (“PSMA”).
•Risks associated with flurpiridaz F 18, which in 2017 we out-licensed to GE Healthcare, including:
•GE Healthcare’s ability to successfully complete the Phase 3 development program, including delays in enrollment that have resulted from the COVID-19 pandemic;
•GE Healthcare’s ability to obtain FDA approval; and
•GE Healthcare’s ability to gain post-approval market acceptance and adequate reimbursement.
•Risks related to the development and commercialization of our AI product offerings, including relating to assessment of disease burden targeting PSMA;

•Risks associated with 1095, including delays in enrollment that have resulted from the COVID-19 pandemic and our ability to successfully complete the Phase 2 study in mCRPC.
Risks related to the Integration of the Progenics Acquisition
•The continued integration of the Progenics Acquisition may involve unexpected costs, liabilities or delays, including the ability of our combined business to continue to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we or Progenics do business.
•The anticipated benefits of the Progenics Acquisition may not be fully realized or may take longer to realize than we expect.
•The contractual contingent value rights (“CVRs”) we issued as part of the Progenics Acquisition may result in substantial future payments and could divert the attention of our management.
Risks Related to Reimbursement and Regulation
•The dependence of certain of our customers upon third-party healthcare payors and the uncertainty of third-party coverage and reimbursement rates.
•Uncertainties regarding the impact of U.S. and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency and generic drug competition.
•Our being subject to extensive government regulation and oversight, our ability to comply with those regulations and the costs of compliance.
Risks Related to our Business Operations and Financial Results
•The impact of the on-going global COVID-19 pandemic on our business, financial condition or prospects, including: a decline in the volume of procedures and treatments using our products, in particular Xenon because of institutional concerns and professional society guidelines relating to the possible spread of COVID-19 to technicians and other patients given that Xenon is both inhaled and exhaled by the patient; potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, clinical development programs, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners; and the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems.
•Our ability to introduce new products and adapt to an evolving technology and medical practice landscape.
•Risks associated with our investment in, and construction of, additional specialized manufacturing capabilities at our North Billerica, Massachusetts facility, including our ability to bring the new capabilities online in 2021.
Risks Related to our Capital Structure
•Risks related to our outstanding indebtedness and our ability to satisfy those obligations.
•Risks related to the ownership of our common stock.
Risks Related to Our Portfolio of Commercial Products
The near-term growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased segment competition from other existing echocardiography agents and potential generic competitors.
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. There were approximately 31.5 million echocardiograms in 2020 according to a third-party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.3 million echocardiograms in 2020 produced suboptimal images. We estimate that DEFINITY held over 80% of the U.S. market for ultrasound enhancing agents in echocardiography procedures as of December 31, 2020. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco product (known as SonoVue outside the U.S.), as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we now own a total of four Orange Book-listed method of use patents, one of which expired in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
Because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. The ANDA applicant must also give Notice to the innovator, which would then enable the innovator to challenge the ANDA applicant in court within 45 days of receiving such Notice. If the innovator challenges the ANDA applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay can be shortened if the patent infringement suit is resolved in the ANDA applicant’s favor before the 30 month stay expires, and this may involve a successful challenge of the patent’s validity in U.S. Patent and Trademark Office, or USPTO, proceedings and appeals process.
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
As part of our microbubble franchise strategy, (i) we have developed and received FDA approval for DEFINITY RT, a modified formulation of DEFINITY, (ii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and ultrasound enhancing agent imaging generally such as our strategic arrangements with Cerevast, CarThera and Insightec, and (iii) we have completed construction of our specialized in-house manufacturing capabilities at our North Billerica facility for DEFINITY and, potentially, other sterile vial products. However, we can give no assurance that our microbubble franchise strategy will be successful or that a modified formulation, new applications or new manufacturing capabilities will grow our microbubble franchise.
We believe DEFINITY RT will become commercially available later in 2021, although that timing cannot be assured.
If we are not able to continue to (i) grow DEFINITY and DEFINITY RT sales, which depend on one or more of the growth of echocardiograms, the growth in the appropriate use of ultrasound enhancing agents in suboptimal echocardiograms, and our ability to sustain and grow our leading position in the U.S. echocardiography ultrasound enhancing agent market, or (ii) be successful with our microbubble franchise strategy, we may not be able to continue to grow the revenue and cash flow of our business, which could have a negative effect on our business, results of operations and financial condition.
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
The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages. In 2019 and 2020, ANSTO experienced multiple facility issues that resulted in ANSTO outages and volume limitations, during which time we relied on IRE and NTP to limit the impact of those outages and limitations. Because of the COVID-19 pandemic, we experienced challenges receiving regularly scheduled orders of Mo-99 from our global suppliers, particularly in the second quarter of 2020. We continue to manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.

We are also pursuing additional sources of Mo-99 from potential new producers to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
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
We obtain a substantial portion of our products from third party manufacturers and suppliers. We rely on JHS as our sole source manufacturer of DEFINITY, NEUROLITE, Cardiolite and evacuation vials. We rely on SBL as our sole source manufacturer of DEFINITY RT.
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
Xenon is captured as a by-product of the Mo-99 production process. We receive bulk unprocessed Xenon from IRE resulting from HEU Mo-99 production, which we process and finish for our customers. We do not yet receive Xenon resulting from LEU Mo-99 production at IRE and can give no assurances as to the timing of the availability of LEU Xenon. We believe we will have a sufficient supply of Xenon to meet our customers’ needs. However, until IRE converts to LEU Xenon production or we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider of HEU Xenon.
1095 is currently manufactured only at the CPDC. Until December 2019, the CPDC was subject to an Import Alert by the FDA, which restricted the CPDC’s ability to ship products to the U.S. Although the CPDC has since been cleared by the FDA to ship products to the U.S., there can be no guarantee that the CPDC, or any other third-party manufacturer that we may partner with in the future, will not be subject to similar restrictions in the future.

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
In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. We have also completed construction of our specialized in-house manufacturing capabilities at our North Billerica, Massachusetts facility. This project should not only deliver efficiencies and supply chain redundancy for our current portfolio but also should afford us increased flexibility as we consider external opportunities. However, we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before new sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health, technical capabilities or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on Bausch to develop and commercialize RELISTOR, exposing us to significant risks.
We rely on Bausch to pursue and complete further development and obtain regulatory approvals for RELISTOR worldwide and to effectively commercialize the product and manage pricing, sales and marketing practices and inventory levels in the distribution channel. The revenue derived from royalty and milestone payments from our RELISTOR collaboration with Bausch can fluctuate significantly from period to period, and our past revenue is therefore not necessarily indicative of our future revenue. We are and will be dependent upon Bausch and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of RELISTOR, making related regulatory filings and manufacturing and marketing products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of RELISTOR depends entirely upon the efforts of Bausch and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of RELISTOR. Bausch may not be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Bausch and other partners may not be scientifically, clinically or commercially successful. For example, Bausch has a variety of marketed products and its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Bausch may also have commercial and financial interests that are not fully aligned with ours in a given territory or territories, which may make it more difficult for us to fully realize the value of RELISTOR. We may have future disagreements with Bausch, which has significantly greater financial and managerial resources which it could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have an adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Bausch concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property.
We are also dependent on Bausch for compliance with regulatory requirements as they apply to RELISTOR.
The RELISTOR commercialization program continues to be subject to risk.
Future developments in the commercialization of RELISTOR may result in Bausch taking independent actions concerning product development, marketing strategies or other matters, including termination of its efforts to develop and commercialize the drug.
Under our license agreement with Bausch, Bausch is responsible for obtaining supplies of RELISTOR, including contracting with contract manufacturing organizations (“CMOs”) for supply of RELISTOR active pharmaceutical ingredient and subcutaneous and oral finished drug product. These arrangements may not be on terms that are advantageous and will subject us to risks that the counterparties may not perform optimally in terms of quality or reliability.
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
Our AZEDRA commercialization program is subject to significant risk.
Progenics received FDA approval for AZEDRA in July 2018. Since then, the AZEDRA commercial program has faced numerous challenges, including, among other things:
•limited success in manufacturing patient-ready doses of AZEDRA;
•a small Orphan Drug patient population;
•reluctance by some potential hospital customers to invest in the necessary facility build-out to accommodate the administration of a highly radioactive therapeutic agent (including, among other things, the construction of lead-lined rooms to accommodate inpatients following AZEDRA’s administration); and
•the high cost of the drug and reimbursement.
Because of these issues, we can give no assurance that AZEDRA will become a commercial success. After increased experience administering AZEDRA, clinicians may conclude that the complexity of administration and/or safety concerns with using a highly radioactive therapeutic agent may not justify AZEDRA’s perceived clinical benefits. AZEDRA became eligible for new technology add-on payments (NTAP) under the Medicare Hospital Inpatient Prospective Payment System (IPPS) effective October 1, 2019. As required by statute, NTAP eligibility under the IPPS can continue for a period of at least two years, but not more than three years. Under the fiscal year 2021 IPPS Final Rule, published in September 2020, CMS finalized continuation of AZEDRA’s NTAP for fiscal year 2021—i.e., from October 1, 2020 through September 30, 2021. Although there is potential for AZEDRA to receive an additional year of NTAP coverage, CMS may not decide to renew NTAP coverage for the period of October 1, 2021 through September 30, 2022. If post-pass-through payment levels impact market acceptance for AZEDRA, the drug may not generate enough revenue to make it economically viable. In addition, the market may react negatively to the high cost of AZEDRA, which could result in negative publicity and potentially reputational harm to us. Further, to the extent new Federal restrictions relating to drug pricing are implemented and apply to AZEDRA, the additional pricing pressure could further limit AZEDRA’s economic viability.
If AZEDRA is determined to be challenging to administer, not economically viable or we are unable to successfully commercialize it, our business, results of operations, financial condition and cash flows could be adversely affected.
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
Because a number of our radiopharmaceutical products, including our TechneLite generators and AZEDRA, rely on radioisotopes with limited half-lives, we must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of radio decay. For example, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of that same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.
In the U.S., we are heavily dependent on a few large customers to generate a majority of our revenues for our nuclear medical imaging products. Outside of the U.S., we rely primarily on distributors to generate a substantial portion of our revenue.
In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily Cardinal, RLS, UPPI, Jubilant Radiopharma and PharmaLogic, to distribute our current largest volume nuclear imaging products. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition and cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. If these contracts are terminated prior to expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
For all of our medical imaging products, we continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Outside of the U.S. and Canada, we have no sales force and, consequently, rely on third-party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. In Canada, we maintain our own direct sales force to sell DEFINITY. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain current levels of unit sales or that we will be able to increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face significant competition in our business and may not be able to compete effectively.
The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar Medical Radioisotopes.
•For PyL, if and when approved by the FDA, we will compete with Bracco’s Axumin (fluciclovine F 18). We also may face competition from Telix Pharmaceuticals Limited, which also has a PSMA-targeted prostate cancer PET diagnostic imaging agent currently under review with the FDA.
•For RELISTOR, our principal competitors include Nektar Therapeutics, in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; and BioDelivery Sciences International, Inc.; together with other prescription, as well as over-the-counter, laxatives used as first line therapy for OIC.
•For AZEDRA, there are currently no approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.

•For 1095, our principal competitors in the field of radiopharmaceutical therapeutics for mCRPC may include Novartis AG; Point Biopharma; Telix Pharmaceuticals Limited; and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
We cannot anticipate the actions of our current or future competitors in the same or competing diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
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
Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY.
DEFINITY is an ultrasound enhancing agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound micro-bubble enhancing agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the ultrasound enhancing agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound enhancing agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound micro-bubble contrast agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Further, in January 2017, the FDA approved an additional modification to the DEFINITY label, removing the contraindication statement related to use in patients with a known or suspected cardiac shunt. Bracco’s ultrasound enhancing agent, Lumason, has substantially similar safety labeling as DEFINITY and Optison. If additional safety issues arise (not only with DEFINITY but also potentially with Optison and Lumason), this may result in unfavorable changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.
Risks Related to our Portfolio of Clinical Development Candidates
The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.
We currently have two active clinical development programs in the U.S. – PyL and 1095. We also have a number of strategic partnerships relating to obtaining additional indications for existing commercial products or regulatory approval for clinical development candidates. To obtain regulatory approval for these agents in the indications being pursued, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a clinical trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

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
Our lead agent in development, PyL, faces risks relating to regulatory approval.
Our lead agent in development is PyLTM (18F-DCFPyL), our PSMA-targeted PET imaging agent for prostate cancer. We filed an NDA for PyL in September 2020. The NDA was accepted by the FDA in December 2020, granted priority review, and assigned a PDUFA action date of May 28, 2021. The PyL NDA is supported by data from two pivotal studies (OSPREY and CONDOR), designed to establish the safety and diagnostic performance of PyL imaging across the disease continuum of prostate cancer. Results from OSPREY Cohort A demonstrated improvement in specificity and positive predictive value of PyL PET imaging over conventional imaging in men with high risk prostate cancer but did not meet one of the study’s primary endpoints for sensitivity. OSPREY Cohort B and CONDOR studied men with prostate cancer in various disease states, including biochemical recurrent prostate cancer, hormone sensitive prostate cancer, non-metastatic castrate resistant prostate cancer, and metastatic castrate resistant prostate cancer. OSPREY Cohort B demonstrated sensitivity in detecting metastatic lesions, while CONDOR, in patients with biochemical recurrent prostate cancer and non-informative baseline findings, demonstrated a high correct localization rate and high detection rate, including patients with low PSA values. In the CONDOR study, 63.9% of patients had a change in intended disease management plans due to the PyL imaging results. While we believe the results from these two studies, taken as a whole, demonstrate the ability of PyL to reliably detect and localize disease and could enable more appropriate patient management, if the FDA determines that these study results are not sufficient or convincing, we may not be able to obtain FDA approval to commercialize PyL in the U.S. in 2021 and may have to perform additional clinical studies with PyL. If that were to result, our business, results of operations, financial condition and cash flows could be adversely affected.
We can give no assurance that GE Healthcare will be successful with the further clinical development of flurpiridaz F 18.
In May 2015, we announced complete results from the first of two planned Phase 3 clinical trials for flurpiridaz F 18. Although the development candidate appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, flurpiridaz F 18 did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. In April 2017, we entered into the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz F 18. Under the License Agreement, GE Healthcare will, among other things, complete the worldwide development of flurpiridaz F 18 by conducting a second Phase 3 trial and pursue worldwide regulatory approvals. We cannot assure any particular outcome from GE Healthcare’s continued Phase 3 development of the agent or from regulatory review of either our or their Phase 3 study of the agent, that any of the data generated in either our or their sponsored Phase 3 study will be sufficient to support an NDA approval, that GE Healthcare will only have to conduct the one additional Phase 3 clinical study prior to filing an NDA, or that flurpiridaz F 18 will ever be approved as a PET MPI imaging agent by the FDA. Any failure or significant delay in completing clinical trials for our product candidates or in receiving regulatory approval for the sale of our product candidates may harm our business and delay or prevent us from being able to generate additional future revenue from product sales.
Even if clinical development candidates receive regulatory approval, we can give no assurance that they can be successfully commercialized.
Even if our clinical development candidates proceed through their clinical trials and ultimately receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. The manufacturing, marketing and distribution of radiopharmaceuticals is complex. Rather than being manufactured at our own facilities, both PyL and flurpiridaz F 18 will require the creation of a field-based network of specialized PET manufacturing facilities, or PMFs, with radioisotope-producing cyclotrons. The radioisotope used in both PyL and flurpiridaz F 18 is fluorine-18, or F 18, which has a 110 minute half-life, requiring that these products be manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture either PyL or flurpiridaz F 18. PyL or flurpiridaz F 18 is next transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Because each of the PMFs manufacturing these products will be deemed by the FDA to be a separate manufacturing site, each will have to be approved by the FDA, and we can give no assurance that the FDA will do this in accordance with the planned roll-out schedule for the products. In our PyL NDA, we included a limited number of PMFs for approval, and we intend to add in a sequenced manner, using FDA site approval processes, additional PMFs to our manufacturing network in the months following FDA product approval with the goal of having broad availability for the U.S. population within six months of product approval. If we are delayed in our PyL commercial launch by FDA approval of our manufacturing sites or other challenges, our business, results of operations, financial condition and cash flows could be adversely affected.
In addition, in the case of both PyL and flurpiridaz F 18, obtaining adequate reimbursement will be critical, including not only coverage from Medicare, Medicaid, other government payors as well as private payors but also appropriate payment levels which adequately cover the substantially higher manufacturing and distribution costs associated with an F 18-based agent in comparison to a Tc-99m-based agent. We can give no assurance, even if PyL and flurpiridaz F 18 obtain regulatory approval, that adequate reimbursement can be secured to allow the approved agents to become successfully commercialized.
We have been and expect to continue to be dependent on partners for the development of certain product candidates, which expose us to the risk of reliance on these partners.
In connection with our on-going development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with GE Healthcare on flurpiridaz F 18, we have collaborations with Bayer to develop and commercialize products using our PSMA antibody technology, with Curium for the development and commercialization of PyL in Europe, and with ROTOP for the development and commercialization of 1404 in Europe. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.
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
We depend on licenses from third parties for our rights to develop and commercialize certain product candidates. If we fail to achieve milestone requirements or to satisfy other conditions, we may lose those rights under those license agreements, and our business, results of operations and financial condition could be adversely affected.
Many of our products or product candidates incorporate rights licensed by third parties -- for example, we license patent rights on RELISTOR from Wyeth LLC and on PyL from JHU. We could lose the rights to develop or commercialize these products and product candidates if the related license agreement is terminated due to a breach by us or otherwise. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our license agreements. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products.
Risks Related to the Integration of the Progenics Acquisition
We may not be able to successfully integrate the Progenics business into our business and realize the anticipated benefits of the Progenics Acquisition.
The ultimate success of the Progenics Acquisition will depend on our ability to successfully combine the business of Progenics with our own and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies and revenue growth from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may suffer.
The Progenics Acquisition involves the continued integration of Progenics’ business into our existing business, which has been a complex, costly and time-consuming process. The on-going integration may result in material challenges, including, without limitation:
•The diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies;
•Managing a larger combined company;
•Maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•Unanticipated risks to our integration plan including in connection with timing, talent, and the potential need for additional resources;
•New or previously unidentified manufacturing, regulatory, or research and development issues in the Progenics business;
•Retaining existing business and operational relationships and attracting new business and operational relationships;
•Unanticipated changes in federal or state laws or regulations; and
•Unforeseen expenses or delays associated with the Progenics Acquisition.
Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
Our future results may be adversely impacted if we do not effectively manage our expanded operations following the completion of the Progenics Acquisition.
Our combined business is now significantly larger and more complex than our business was immediately prior to the consummation of the Progenics Acquisition. Our ability to successfully manage this combined business will depend upon our ability to continue to integrate the two separate businesses and manage the combined business with its increased scale and scope, and increased costs and complexity. We may not be successful or may not realize the expected operating efficiencies, cost savings and other benefits previously disclosed.
The CVRs we issued as part of the Progenics Acquisition may result in substantial future payments and could divert the attention of our management.
As part of the consideration for the Progenics Acquisition, we issued CVRs to the stockholders of Progenics and holders of in-the-money Progenics equity awards entitling them to future cash payments of 40% of PyL net sales over $100.0 million in 2022 and over $150.0 million in 2023. These payments could be substantial and could adversely impact our liquidity. In addition, we are obligated to exercise a level of effort, expertise and resources consistent with those normally used in a medical diagnostics business similar to our size and resources with respect to developing, seeking regulatory approval for and commercializing a product of similar market potential at a similar stage in its development or product life to PyL. We are also required to produce net sales statements for PyL that may be reviewed and challenged by CVR holders, with any disagreement to be resolved by an independent accountant. These requirements could divert management time and resources and result in additional costs.
The financial analyses and forecasts considered by us and Progenics and their respective financial advisors in connection with the Progenics Acquisition may not be realized, which may adversely affect the market price of our common stock in the future.

In performing their financial analyses and rendering their opinions related to the Progenics Acquisition, each of the respective financial advisors to us and Progenics relied on, among other things, internal stand-alone financial analyses and forecasts as separately provided by us and Progenics. These analyses and forecasts were prepared by, or as directed by, our management or the management of Progenics, as applicable. None of these analyses or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC or U.S. Generally Accepted Accounting Principles. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control and the control of Progenics. We can give no assurance that our current or future financial condition or results of operations will be consistent with what was set forth in such analyses and forecasts, which could have an adverse impact on the market price of our common stock or our current or future financial position.
We expect to continue to incur substantial expenses related to the integration of the Progenics business with our business.
We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of the Progenics business with our own. There are a large number of processes, policies, procedures, operations, technologies and systems that have been, or must be, integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs have been, and will continue to be, non-recurring expenses related to the Progenics Acquisition, facilities and systems consolidation costs. We may also incur additional costs to maintain employee morale and to attract, motivate or retain management personnel or key employees.
Risks Related to Reimbursement and Regulation
Many of our customers are highly dependent on payments from third party payors, including government sponsored programs, particularly Medicare, in the U.S. and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products (or services provided with our products) could adversely affect our business and results of operations.
A substantial portion of our revenue depends on the extent to which the costs of our products purchased by our customers (or services provided with our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our potential customers’ ability to obtain adequate reimbursement for products and services from these third party payors affects the selection of products they purchase and the prices they are willing to pay. For example, certain radiopharmaceuticals, when used for non-invasive imaging of the perfusion of the heart for the diagnosis and management of patients with known or suspected coronary artery disease, are currently subject to a Medicare National Coverage Determination (“NCD”). The NCD permits the coverage of such radiopharmaceuticals only when certain criteria are met. Our partnered PET pipeline product flurpiridaz F 18, if approved, may become subject to this NCD, and may not be covered at all. If Medicare and other third party payors do not provide adequate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products.
In addition, demand for new products may be limited unless we obtain favorable reimbursement (including coverage, coding and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third party payors continually review their coverage policies for existing and new products and procedures and can deny coverage for procedures that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

Over the past several years, Medicare has implemented numerous changes to payment policies for imaging procedures in both the hospital setting and non-hospital settings (which include physician offices and freestanding imaging facilities). Some of these changes have had a negative impact on utilization of imaging services. Examples of these changes include:
•Limiting payments for imaging services in physician offices and free-standing imaging facility settings based upon rates paid to hospital outpatient departments;
•Reducing payments for certain imaging procedures when performed together with other imaging procedures in the same family of procedures on the same patient on the same day in the physician office and free-standing imaging facility setting;
•Making significant revisions to the methodology for determining the practice expense component of the Medicare payment applicable to the physician office and free-standing imaging facility settings which results in a reduction in payment;
•Revising payment policies and reducing payment amounts for imaging procedures performed in the hospital outpatient settings; and
•Reducing prospective payment levels for applicable diagnosis-related groups in the hospital inpatient setting.
In the physician office and free-standing imaging facility setting, services provided using our products are reimbursed under the Medicare physician fee schedule. Payment rates under the Medicare physician fee schedule are regularly subject to updates to effectuate various policy goals. For example, since 2019, fee schedule payments have been adjusted for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). From 2019 through payment year 2024, physicians may be eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The ongoing and future impact of these changes cannot be determined at this time. Medicare physician schedule payment rates may also be impacted by other Congressional policy priorities (e.g., annual updates ranging from 0% to 0.75% under the Medicare Access and CHIP Reauthorization Act of 2015, and a 3.75% increase in CY 2021 (intended to offset a portion of the widespread reductions in the Relative Value Units (RVUs) underlying rate calculations)
We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS payment policy is such that the use of many of our products are not separately payable by Medicare, although certain new drug products are eligible for separate (incremental) payment for the first three years after approval. Since 2013, although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, CMS has had a policy to make a nominal additional payment ($10) to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2021. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators currently meet CMS’s definition of non-HEU, and therefore this payment is not available for doses produced by the latter category of TechneLite generators used by our customers. Changes to the Medicare hospital outpatient prospective payment system payment rates, including reductions implemented for certain hospital outpatient sites, could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.
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
We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used. Beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”). Reimbursement penalties will apply in 2022 if this requirement is not met (and documented on the claim). To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows would be adversely affected.

Reforms to the U.S. healthcare system may adversely affect our business.
A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used and/or that could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the U.S. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. And more recently, Congress enacted legislation in 2017 that effectively eliminated the Healthcare Reform Act’s “individual mandate” beginning in 2019 Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through fiscal year 2030. The CARES Act temporarily suspended the 2% payment adjustment for dates of service from May 1 through December 31, 2020, and the Consolidated Appropriations Act 2021 subsequently extended this suspension until March 31, 2021. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Both before and after the approval of our products and agents in development, we, our products, development agents, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S. as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country, including, among other things, anti-trust and competition laws and regulations and the recently enacted General Data Protection Regulation (GDPR) in the European Union (the “EU”). In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the HHS, Health Canada, the EMA, the MHRA, the NMPA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies.

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
We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, federal and state “sunshine” laws and regulations and other fraud and abuse laws and regulations.
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
Failure to comply with other requirements and restrictions placed upon us or our third party manufacturers or suppliers by laws and regulations can result in fines, civil and criminal penalties, exclusion from federal healthcare programs and debarment. Possible consequences of those actions could include:
•Substantial modifications to our business practices and operations;
•Significantly reduced demand for our products (if products become ineligible for reimbursement under federal and state healthcare programs);
•A total or partial shutdown of production in one or more of the facilities where our products are produced while the alleged violation is being remediated;
•Delays in or the inability to obtain future pre-market clearances or approvals; and
•Withdrawals or suspensions of our current products from the market.
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
Starting as of the end of fiscal 2019, we are required to maintain additional procedures and practices related to internal control over financial reporting, and we may identify deficiencies that we may not be able to remediate in time to meet the necessary deadline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. Since we are no longer an “emerging growth company” and are now a “large accelerated filer”, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls on an annual basis, starting with our Annual Report on Form 10-K for the year ended December 31, 2019. The rules governing the standards that must be met for our management and independent registered public accounting firm to assess our internal controls are complex and require significant documentation, testing and possible remediation of our existing controls and the incurrence of significant additional expenditures.
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
Risks Related to Our Business Operations and Financial Results
The COVID-19 pandemic has had, and could continue to have, a material impact on our business, results of operation and financial condition, operating results, cash flows and prospects.
In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan China. Less than four months later, in March 2020, the World Health Organization declared COVID-19 a pandemic. While the outbreak initially was largely concentrated in China and caused significant disruptions in its economy, the virus has now spread throughout much of the world, including in Massachusetts, New York, New Jersey, Canada and Sweden, where our offices and manufacturing facilities are located.
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
In particular, there has been a reduction in the number of echocardiograms performed in 2020 (approximately 31.5 million) as compared to the number performed in 2019 (approximately 35.1 million), in each case, according to a third party source. There has also been a reduction in pulmonary ventilation studies in which our Xenon is used because of institutional concerns and professional society guidelines relating to the possible spread of COVID-19 to technicians and other patients, given that Xenon is both inhaled and exhaled by the patient. As a result, Xenon sales have decreased. We expect Xenon sales to continue to be at reduced levels so long as COVID-19 precautions remain in place.
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
•The financial challenges experienced by certain of our customers due to the COVID-19 pandemic resulting in increased pressure from those customers on the pricing of our commercial products;
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
•The illiquidity or insolvency of our suppliers, contract manufacturers (including our PET manufacturing partners) or freight carriers whose business activities could be shut down, interrupted or delayed;
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
•Delays of regulatory reviews and approvals, including with respect to our product candidates and manufacturing facilities, by the FDA or other health or regulatory authorities;
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
•A reduction in revenue with continued incurrence of high fixed costs relating to our already-existing, complex and expensive radiopharmaceutical manufacturing facility could adversely affect our cash flows, liquidity and ability to comply with the financial covenants in our 2019 Facility, and there can be no assurance that any required waiver or consent related to any such failure to comply would be granted by our current lenders similar to the waiver of total net leverage ratio in exchange for a consolidated liquidity covenant agreed to in June 2020;
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
The extent to which the COVID-19 pandemic impacts our business and our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge in connection with the severity of the virus, the ability to treat and ultimately prevent it with vaccines, its potential recurrence or transformation into new or more contagious or virulent strains, and further actions that federal, state, local, or foreign governments may take to contain its impact.
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

Even if we are able to develop, manufacture and obtain regulatory approvals for our new products, the success of these products would depend upon market acceptance and adequate reimbursement. Levels of market acceptance for our new products could be affected by a number of factors, including:
•The availability of alternative products from our competitors;
•The breadth of indications in which alternative products from our competitors can be marketed;
•The price of our products relative to those of our competitors;
•The timing of our market entry;
•Our ability to market and distribute our products effectively;
•Market acceptance of our products; and
•Our ability to obtain adequate reimbursement.
The field of diagnostic medical imaging is dynamic, with new products, including hardware, software and agents, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities, and in the case of DEFINITY, echocardiography procedures without ultrasound enhancing agents. New hardware, software or agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and agents in that modality, resulting in commercial displacement of the agents. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply may favor one agent over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies, to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining market share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Even after giving effect to the Progenics Acquisition, we are continuing to seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future acquisitions or in-licenses, however, may entail numerous operational and financial risks, including:
•A reduction of our current financial resources;
•Incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•Difficulty or inability to secure financing to fund development activities for those acquired or in-licensed technologies;
•Higher than expected acquisition and integration costs;
•Disruption of our business, customer base and diversion of our management’s time and attention to develop acquired products or technologies; and
•Exposure to unknown liabilities.
We may not have sufficient resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be an overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire or in-license new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisitions or in-licensing opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.

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
Our operations use hazardous materials and produce hazardous wastes, including radioactive, chemical and, in certain circumstances, biological materials and wastes. We are subject to a variety of federal, state and local laws and regulations as well as non-U.S. laws and regulations relating to the transport, use, handling, storage, exposure to and disposal of these materials and wastes. Environmental laws and regulations are complex, change frequently and have generally become more stringent over time. We are required to obtain, maintain and renew various environmental permits and nuclear licenses. Although we believe that our safety procedures for transporting, using, handling, storing and disposing of, and limiting exposure to, these materials and wastes comply in all material respects with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury cannot be eliminated. We place a high priority on these safety procedures and seek to limit any inherent risks. We generally contract with third parties for the disposal of wastes generated by our operations. Prior to disposal, we store any low level radioactive waste at our facilities to decay until the materials are no longer considered radioactive. Although we believe we have complied in all material respects with all applicable environmental, health and safety laws and regulations, we cannot assure you that we have been or will be in compliance with all such laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.
We currently lease a small portion of our North Billerica, Massachusetts facility to PerkinElmer for the manufacturing, finishing and packaging of certain radioisotopes, including Strontium-90, which has physical characteristics that make it more challenging to work with and dispose of than our own commercial radioisotopes, including a much longer half-life. We are fully indemnified by PerkinElmer under our lease for any property damage or personal injury resulting from their activities in our facility. If any release or excursion of radioactive materials took place from their leased space that resulted in property damage or personal injury, the indemnification obligations were not honored, and we were forced to cover any related remediation, clean-up or other expenses, depending on the magnitude, the cost of such remediation, clean-up or other expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•We might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we could lose our patent rights as a result;
•We might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;
•Others may independently develop similar or alternative technologies or duplicate any of our technologies;
•It is possible that none of our pending patent applications will result in any further issued patents;
•Our issued patents may not provide a basis for commercially viable drugs, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;
•Our patent applications or patents may be subject to interferences, oppositions, post-grant review, ex-parte re-examinations, inter partes review or similar administrative proceedings;
•While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not be able to accurately predict all of the countries where patent protection will ultimately be desirable and may be precluded from doing so at a later date;
•We may choose not to seek patent protection in certain countries where the actual cost outweighs the perceived benefit at a certain time;
•Patents issued in foreign jurisdictions may have different scopes of coverage than our U.S. patents and so our products may not receive the same degree of protection in foreign countries as they would in the U.S.;
•We may not develop additional proprietary technologies that are patentable; or
•The patents of others may have an adverse effect on our business.
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
For DEFINITY, our highest revenue and highest margin commercial product in 2020, we continue to actively pursue patents in both the U.S. and internationally. In the U.S. for DEFINITY we now own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
We also rely on trade secrets and other know-how and proprietary information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose our confidential information to competitors or other third parties. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive, time consuming and resource intensive, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. We rely on confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees to protect our trade secrets and other know-how and proprietary information concerning our business. These confidentiality agreements may not prevent unauthorized disclosure of trade secrets and other know-how and proprietary information, and there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our trade secrets, other technical know-how or proprietary information, or that we can detect such an unauthorized disclosure. We may not have adequate remedies for any unauthorized disclosure. This might happen intentionally or inadvertently. It is possible that a competitor will make use of that information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making those unauthorized disclosures, which could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks, including, among others, DEFINITY®, TechneLite®, Cardiolite®, NEUROLITE®, VIALMIX®, QUADRAMET®, Luminity®, PyLTM, AZEDRA®, AZEDRA Service Connection®, RELISTOR®, Progenics®, Progenics Pharmaceuticals®, EXINI®, Molecular Insight®, Find, Fight and Follow®, PyL Research Access Program®, and Lantheus Medical Imaging®. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to re-brand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
Our patents are subject to generic challenge, and the validity, enforceability and commercial value of these patents are highly uncertain.
Our ability to obtain and defend our patents impacts the commercial value of our products and product candidates. Third parties have challenged and are likely to continue challenging the patents that have been issued or licensed to us. Patent protection involves complex legal and factual questions and, therefore, enforceability is uncertain. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented, which could negatively impact their commercial value. For example, Progenics (along with Bausch and Wyeth LLC) received notifications of a Paragraph IV certification for RELISTOR subcutaneous injection and for RELISTOR Tablets, for certain patents that are listed in the FDA Orange Book. The certifications resulted from filings by entities such as Mylan Pharmaceuticals Inc., Actavis LLC and Par Sterile Products, LLC of ANDAs with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection and filings by Actavis Laboratories FL, Inc. seeking to obtain approval to market a generic version of RELISTOR Tablets before some or all of these patents expire. Furthermore, patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, we received notices of opposition to three European patents relating to RELISTOR.
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
We may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds and monoclonal antibodies directed at PSMA, PSMA-targeted imaging agents and therapeutics, and methylnaltrexone and other peripheral opioid antagonists, and of patents held, and patent applications filed, by these groups in those areas. While the validity of these issued patents, the patentability of pending patent applications and the applicability of any of them to our products and programs are uncertain, if asserted against us, any related patent or other intellectual property rights could adversely affect our ability to commercialize our products.
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
For the year ended December 31, 2020, we derived approximately 13.1% of our revenues from outside the fifty United States. Accordingly, our business is subject to risks associated with doing business internationally, including:
•Less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions;
•Changes in trade policies, regulatory requirements and other barriers, including, for example, U.S. trade sanctions against Iran and those countries and entities doing business with Iran, which could adversely impact international isotope production and, indirectly, our global supply chain;
•Potential global disruptions in air transport due to COVID-19, which could adversely affect our international supply chains for radioisotopes and DEFINITY RT as well as international distribution channels for our commercial products;
•Entering into, renewing or enforcing commercial agreements with international governments or provincial authorities or entities directly or indirectly owned or controlled by such governments or authorities, such as our Belgian, Australian and South African isotope suppliers, IRE, ANSTO and NTP, and our Chinese development and commercialization partner, Double-Crane;
•International customers which are agencies or institutions owned or controlled by foreign governments;

•Local business practices which may be in conflict with the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act;
•Currency fluctuations;
•Unfavorable labor regulations;
•Greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;
•Greater potential for intellectual property piracy;
•Greater difficulties in managing and staffing non-U.S. operations;
•The need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including in connection with the GDPR in the EU;
•Changes in public attitudes about the perceived safety of nuclear facilities;
•Civil unrest or other catastrophic events; and
•Longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.
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
As of December 31, 2020, we had U.S. federal income tax loss carryforwards of $492.5 million, $354.5 million of which will begin to expire in 2021 and will completely expire in 2037, $138.0 million of which can be carried forward indefinitely, and state income tax loss carryforwards of $18.0, tax-effected. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal and state income tax liabilities if our future income is not sufficient to absorb the losses, or if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
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
As of December 31, 2020, we had approximately $185.0 million of total principal indebtedness remaining under our five‑year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”) and availability of $200.0 million under our five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”). As of December 31, 2020, we had approximately $32.6 million of total principal indebtedness remaining on our royalty-backed loan, which matures on June 30, 2025. Our substantial indebtedness and any future indebtedness we incur could:
•Require us to dedicate a substantial portion of cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the funds available for other purposes;
•Make it more difficult for us to satisfy and comply with our obligations with respect to our outstanding indebtedness, namely the payment of interest and principal;
•Make it more difficult to refinance the outstanding indebtedness;
•Subject us to increased sensitivity to interest rate increases;
•Make us more vulnerable to economic downturns, adverse industry or company conditions or catastrophic external events;
•Limit our ability to withstand competitive pressures;
•Reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and
•Place us at a competitive disadvantage to competitors that have relatively less debt than we have.
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
Our 2019 Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:
•Maintain net leverage above certain specified levels;
•Maintain interest coverage below certain specified levels;
•Incur additional debt;
•Pay dividends or make other distributions;
•Redeem stock;
•Issue stock of subsidiaries;
•Make certain investments;
•Create liens;
•Enter into transactions with affiliates; and
•Merge, consolidate or transfer all or substantially all of our assets.
A breach of any of these covenants could result in a default under the 2019 Facility. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.
If LIBOR is phased out, as anticipated, starting at the beginning of 2022, we will need to agree to a replacement index rate to be used under our 2019 Facility, which may have an adverse effect on our financial condition.
At present LIBOR is expected to be published only on a limited basis after 2021. The 2019 Facility does not specify a particular “hard-wired” replacement index rate (or related margin) when LIBOR becomes unavailable, but relies on the administrative agent and the Company reaching agreement on such a replacement rate (and related margin) that gives due consideration to the then prevailing market convention for determining rates of interest for syndicated loans denominated in U.S. dollars in the United States. We expect to amend our credit facilities to provide a market-based replacement index rate and margin prior to the time when LIBOR is no longer available. Any replacement rate will be based on a negotiation between us and the administrative agent and could result in an increase in our interest expense.

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
Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•Market conditions in the broader stock market;
•Actual or anticipated fluctuations in our quarterly financial and operating results;
•Issuance of new or changed securities analysts’ reports or recommendations;
•Investor perceptions of us and the medical technology and pharmaceutical industries;
•Sales, or anticipated sales, of large blocks of our stock;
•Acquisitions or introductions of new products or services by us or our competitors;
•Positive or negative results from our clinical development programs;
•Additions or departures of key personnel;
•Regulatory or political developments;
•Loss of intellectual property protections;
•Litigation and governmental investigations; and
•Changing economic conditions.
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
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2020:

Location	Purpose	Segment	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Corporate Headquarters, Manufacturing, Laboratory, Mixed Use and Other Office Space	U.S. Segment	431,000	Owned	N/A
New York, New York	Progenics Headquarters, Office Space	U.S. Segment	26,000	Leased	September 2030
Somerset, New Jersey	Manufacturing, Mixed Use and Office Space	U.S. Segment	11,400	Leased	November 2028

Canada
Quebec	Mixed Use and Office Space	International Segment	1,106	Leased	April 2021
Quebec	Distribution Center and Office Space	International Segment	1,433	Leased	May 2022
Puerto Rico
San Juan	Manufacturing, Laboratory, Mixed Use and Office Space	International Segment	9,550	Leased	October 2024
Sweden
Lund	Office Space	International Segment	4,000	Leased	December 2021
We believe all of these facilities are well-maintained and suitable for the office, radiopharmacy, manufacturing or warehouse operations conducted in them and provide adequate capacity for current and foreseeable future needs.
On November 30, 2020, we entered into an agreement to sell our Puerto Rico radiopharmacy and PET manufacturing facility (“PMF”) to PharmaLogic, one of our existing radiopharmacy customers. The transaction closed on January 29, 2021.
Item 3. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 19, “Commitments and Contingencies”, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock began trading on the NASDAQ Global Market under the symbol “LNTH” on June 25, 2015. Prior to that time, there was no established public trading market for our common stock.
Holders of Record
On February 19, 2021, there were approximately 43 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index and (ii) the NASDAQ US Small Cap Index, commencing on December 31, 2015 and ending December 31, 2020. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on December 31, 2015. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*
Among Lantheus Holdings, Inc., Russell 2000 Index and NASDAQ Small Cap Index
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Lantheus Holdings, Inc. (“LNTH”)
Russell 2000 Index (“^RUT”)
NASDAQ US Small Cap Index (“^NQUSS”)

________________________________
* Assumes hypothetical investment of $100 in our common stock and each of the indices on December 31, 2015, including reinvestment of dividends.

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in the Company’s common stock and each of the comparative indices on December 31, 2015:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)
12/31/15	$100.00	$100.00	$100.00
12/31/16	$254.44	$119.48	$122.02
12/31/17	$605.03	$135.18	$138.58
12/31/18	$463.02	$118.72	$121.97
12/31/19	$606.80	$146.89	$149.25
12/31/20	$399.11	$173.86	$181.29

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
Recent Sales of Unregistered Securities
None.
Repurchases
The following table presents information with respect to purchases of common stock we made during the quarter ended December 31, 2020. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017 and April 24, 2019 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2020 **	1,957	$13.23	*	*
November 2020 **	1,465	$12.46	*	*
December 2020 **	243	$14.26	*	*
Total	3,665		*
    ________________________________
*     These amounts are not applicable as the Company does not have a share repurchase program in effect.
**    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

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
Selected Financial Data
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
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

	Year Ended December 31,
	2020(b)	2019	2018	2017	2016
Statement of Operations	(in thousands, except per share data)
Revenues	$339,410	$347,337	$343,374	$331,378	$301,853
Cost of goods sold	200,649	172,526	168,489	169,243	164,073
Sales and marketing	40,901	41,888	43,159	42,315	36,542
General and administrative	69,270	61,244	50,167	49,842	38,832
Research and development	32,788	20,018	17,071	18,125	12,203
Gain on sales of assets	—	—	—	—	6,385
Operating (loss) income	(4,198)	51,661	64,488	51,853	56,588
Interest expense	9,479	13,617	17,405	18,410	26,618
Debt retirement costs	—	—	—	—	1,896
Loss on extinguishment of debt	—	3,196	—	2,442	—
Other (income) loss	(2,198)	6,221	(2,465)	(8,638)	(220)
(Loss) income before income taxes	(11,479)	28,627	49,548	39,639	28,294
Income tax expense (benefit)(a)	1,994	(3,040)	9,030	(83,746)	1,532
Net (loss) income	$(13,473)	$31,667	$40,518	$123,385	$26,762
Net (loss) income per common share:
Basic	$(0.25)	$0.81	$1.06	$3.31	$0.84
Diluted	$(0.25)	$0.79	$1.03	$3.17	$0.82
Weighted-average common shares:
Basic	54,134	38,988	38,233	37,276	32,044
Diluted	54,134	40,113	39,501	38,892	32,656

	December 31,
	2020(b)	2019	2018	2017	2016
Balance Sheet Data	(in thousands)
Cash and cash equivalents	$79,612	$92,919	$113,401	$76,290	$51,178
Total assets	$869,821	$405,919	$439,831	$383,858	$255,898
Long-term debt, net	$197,699	$183,927	$263,709	$265,393	$274,460
Total liabilities	$355,616	$291,318	$368,829	$360,567	$362,414
Total stockholders’ equity (deficit)	$514,205	$114,601	$71,002	$23,291	$(106,516)
_______________________________
(a)     The 2017 amount reflects the release of our valuation allowance of $141.1 million against its deferred tax assets offset by a provision of $45.1 million for remeasuring the Company’s deferred tax assets for the change in tax rates enacted under the Tax Cuts and Jobs Act of 2017.
(b)     Includes the impact of the Progenics Acquisition on June 19, 2020. See Note 8, “Business Combinations”, in our accompanying financial statements for further information.

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
Overview
Our Business
We are an established leader and fully integrated provider of innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. Clinicians use our imaging agents and products across a range of imaging modalities, including echocardiography and nuclear imaging. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
Our commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, PMFs, integrated delivery networks, hospitals, clinics and group practices.
We sell our products globally and operate our business in two reportable segments, which are further described below:
•U.S. Segment produces and markets our medical imaging agents and products throughout the U.S. In the U.S., we primarily sell our products to radiopharmacies, PMFs, integrated delivery networks, hospitals, clinics and group practices.
•International Segment operations consist of direct distribution in Canada and Puerto Rico, as well as third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America and our EXINI business in Sweden.
We are in the process of evaluating our operating and reporting structure. We anticipate this evaluation, which we expect to complete during 2021, may result in a change to our existing operating segment reporting structure.
Progenics Acquisition
On June 19, 2020, we completed the Progenics Acquisition. Progenics is an oncology company focused on developing and commercializing innovative targeted medicines and artificial intelligence to Find, Fight and Follow cancer. Progenics’ portfolio of products and product candidates includes, among other things, therapeutic agents designed to target cancer (AZEDRA, 1095 and PSMA TTC), diagnostic imaging agents designed to target PSMA for prostate cancer (PyL and 1404), RELISTOR for OIC, AI imaging technologies and leronlimab being developed for HIV infection and COVID-19 applications. Progenics’ current revenue is generated from two principal sources: first, royalties, development and commercial milestones from strategic partnerships, including royalties from Bausch from sales of RELISTOR; and second, AZEDRA sales.
Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders in connection with the Progenics Acquisition. Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Replacement Stock Options at an exchange ratio of 0.31.

Key Factors Affecting Our Results
Our 2021 financial performance will reflect full year results of the Progenics business, whereas current year only incorporated results since the June 19, 2020 acquisition date. We also expect that the anticipated approval and launch of PyL during fiscal year 2021 may result in increased revenues.
Our business and financial performance have been, and continue to be, affected by the following:
COVID-19 Pandemic
The global COVID-19 pandemic has had, and will continue to have, a material impact on our business. Towards the end of the first quarter of 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and advisories, and a decline in the volume of procedures and treatments using our products. For example, there has been a reduction in the number of echocardiograms performed in 2020 (approximately 31.5 million) as compared to the number performed in 2019 (approximately 35.1 million), in each case, according to a third party source. In addition, there has been a substantial reduction in pulmonary ventilation studies in which our Xenon is used because of institutional concerns and professional society guidelines relating to the possible spread of COVID-19 to technicians and other patients, given that Xenon is both inhaled and exhaled by the patient. As a result, Xenon sales have decreased. We expect Xenon sales to continue to be at reduced levels so long as COVID-19 precautions remain in place. We cannot predict the magnitude or duration of the pandemic’s impact on our business.
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
While we are currently unable to estimate the impact of COVID-19 on our overall 2020 operations and financial results, we ended the fourth quarter of 2020 with $79.6 million of cash and cash equivalents. With our available liquidity and prudent expense management, we believe we will be able to maintain a state of preparedness to resume full business activities to support our customers as external conditions allow, although we can give no assurances that we will have sufficient liquidity if the pandemic continues to adversely affect the volume of procedures and treatments using our products for an extended period of time.
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our ultrasound microbubble enhancing agent, DEFINITY, continues to be significant. DEFINITY has been our fastest growing and highest margin commercial product. We anticipate DEFINITY sales will continue to grow in the future. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of December 31, 2020.
As we continue to pursue expanding our microbubble franchise, our activities include:

•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we now own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we now own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
Hatch-Waxman Act - Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give a notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving that Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30 month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30 month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in March 2021 and the full 30 month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least September 2023. If we received a Notice some number of months in the future and the full 30 month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
•DEFINITY RT - In November 2020, the FDA approved our supplemental new drug application (sNDA) for DEFINITY RT. DEFINITY RT is a modified formulation of DEFINITY that allows both storage and shipment at room temperature (DEFINITY’s previously approved formulation requires refrigerated storage). The modified formulation provides clinicians an additional choice and allows for greater utility of this formulation in broader clinical settings. We believe DEFINITY RT will become commercially available later in 2021, although that timing cannot be assured. Given its physical characteristics, we believe DEFINITY RT is also well-suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the paragraph entitled New Clinical Applications below).
•VIALMIX RFID – In August 2020, we announced the FDA approved our sNDA for our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY and DEFINITY RT. The RFID tag, which is affixed to the vial label, enables the DEFINITY or DEFINITY RT vial to be appropriately activated when utilized with the VIALMIX RFID activation device.
•New Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and ultrasound enhancing agent imaging generally.
•In April 2019, we announced a strategic development and commercial collaboration with Cerevast Medical, Inc. (“Cerevast”) in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide.
•In December 2019, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis.
•In October 2020, we announced a strategic collaboration with Insightec Ltd. (“Insightec”) which will use our microbubbles in connection with Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions.
•In-House Manufacturing - We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe the investment in these efforts will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to make use of this in-house manufacturing capability in late 2021, although that timing cannot be assured.
•DEFINITY in China - In March 2020 in connection with our Chinese development and distribution arrangement with Double-Crane Pharmaceutical Company (“Double-Crane”), we filed an Import Drug License application with the National Medical Products Administration, or the NMPA, for the use of DEFINITY for the echocardiography indication. We believe this is an important milestone in our efforts to commercialize DEFINITY in China. Double-Crane is also in the process of analyzing the clinical results relating to the liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications.
Integration of the Progenics Acquisition
The ultimate success of the Progenics Acquisition will depend on our ability to successfully combine the business of Progenics with our own and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies and revenue growth from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may suffer.
Our combined business is now significantly larger and more complex than our business was immediately prior to the consummation of the Progenics Acquisition. Our ability to successfully manage this combined business will depend upon our ability to continue to integrate the two separate businesses and manage the combined business with its increased scale and scope, and increased costs and complexity.
We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of the Progenics business with our own. There are a large number of processes, policies, procedures, operations, technologies and systems that have been, or must be, integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs have been, and will continue to be, non-recurring expenses related to the Progenics Acquisition, facilities and systems consolidation costs. We may also incur additional costs to maintain employee morale and to attract, motivate or retain management personnel or key employees.
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2022, and renewable by us on a year-to-year basis thereafter, and with NTP and ANSTO, running through December 31, 2021. We also have a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension.
Although we have a globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. The NTP processing facility had periodic outages in 2017, 2018 and 2019. When NTP was not producing, we relied on Mo-99 supply from both IRE and ANSTO to limit the impact of the NTP outages. In 2019 and 2020, ANSTO experienced multiple facility issues that resulted in ANSTO outages and volume limitations, during which time we relied on IRE and NTP to limit the impact of those outages and limitations. Because of the COVID-19 pandemic, we experienced challenges receiving regularly scheduled orders of Mo-99 from our global suppliers, particularly in the second quarter of 2020. We continue to manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
We are also pursuing additional sources of Mo-99 from potential new producers to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
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
In addition to JHS, we rely on SBL as our sole source manufacturer of DEFINITY RT. We have also completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility, which will also allow us to optimize our costs and reduce our supply chain risk. We can give no assurance as to when or if we will be successful in these efforts or that we will be able to successfully manufacture any additional commercial products at our North Billerica, Massachusetts facility.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our North Billerica, Massachusetts facility.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development, including, among other things, our flurpiridaz F 18 clinical development program, the expenses of which are now being borne by GE Healthcare. The Progenics Acquisition brings additional and substantial clinical development expense. The PyL NDA filed with the

FDA on September 29, 2020, was accepted and granted priority review with PDUFA action date of May 28, 2021. For 1095, the ARROW Phase 2 study in mCRPC patients had been paused to minimize risk to subjects and healthcare providers during the pandemic, and new enrollment in that study restarted in October 2020. In addition, the Company’s development activities for PSMA AI are on-going. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates will be approved.
New Initiatives
In addition to integrating the new assets and programs resulting from the Progenics Acquisition, we continue to seek ways to further expand our portfolio of products and product candidates and how best to optimize the value of our current assets, evaluating a number of different opportunities to collaborate with others or to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. As the Progenics Acquisition indicates, we are particularly interested in expanding our presence in oncology, in both radiotherapeutics and diagnostics. In May 2019, we commenced an initiative to build out our Pharma Services capabilities by entering into a strategic collaboration and license agreement with NanoMab, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available PD-L1 imaging biomarker research tool to pharmaceutical companies and academic centers conducting clinical trials on immuno-oncology treatments, including combination therapies. We have also expanded our Pharma Services offering to include PyL for pharmaceutical companies developing PSMA-targeted therapies and have entered into PyL clinical supply agreements with each of Regeneron, Bayer and POINT BioPharma for use of PyL in prostate cancer drug development programs. We can give no assurance as to when or if any of these Pharma Services collaborations will be successful or accretive to earnings.
In addition, as described above, we continue to expand our microbubble franchise. In October 2020, we announced a strategic collaboration with Insightec which will use our microbubbles in connection with Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions. Glioblastoma is a lethal and devastating form of brain cancer with median survival of 15 months after diagnosis. Previously, we announced a strategic commercial supply agreement with CarThera for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma. We also previously announced a strategic development and commercial collaboration with Cerevast in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye. Retinal vein occlusion is one of the most common causes of vision loss worldwide.
Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues	$339,410	$347,337	$343,374
Cost of goods sold	200,649	172,526	168,489
Gross profit	138,761	174,811	174,885
Operating expenses
Sales and marketing	40,901	41,888	43,159
General and administrative	69,270	61,244	50,167
Research and development	32,788	20,018	17,071
Total operating expenses	142,959	123,150	110,397
Operating (loss) income	(4,198)	51,661	64,488
Interest expense	9,479	13,617	17,405
Loss on extinguishment of debt	—	3,196	—
Other (income) loss	(2,198)	6,221	(2,465)
(Loss) income before income taxes	(11,479)	28,627	49,548
Income tax expense (benefit)	1,994	(3,040)	9,030
Net (loss) income	$(13,473)	$31,667	$40,518

Comparison of the Periods Ended December 31, 2020 and 2019
Revenues
Segment revenues are summarized by product as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
U.S.
DEFINITY	$207,270	$211,777	$178,440	$(4,507)	(2.1)%	$33,337	18.7%
TechneLite	69,729	72,534	74,042	(2,805)	(3.9)%	(1,508)	(2.0)%
Other nuclear	36,864	36,231	48,935	633	1.7%	(12,704)	(26.0)%
Rebates and allowances	(19,067)	(16,553)	(12,837)	(2,514)	15.2%	(3,716)	28.9%
Total U.S. Revenues	294,796	303,989	288,580	(9,193)	(3.0)%	15,409	5.3%
International
DEFINITY	6,046	5,731	4,633	315	5.5%	1,098	23.7%
TechneLite	16,512	14,058	24,816	2,454	17.5%	(10,758)	(43.4)%
Other nuclear	22,060	23,574	25,349	(1,514)	(6.4)%	(1,775)	(7.0)%
Rebates and allowances	(4)	(15)	(4)	11	(73.3)%	(11)	275.0%
Total International Revenues	44,614	43,348	54,794	1,266	2.9%	(11,446)	(20.9)%
Worldwide
DEFINITY	213,316	217,508	183,073	(4,192)	(1.9)%	34,435	18.8%
TechneLite	86,241	86,592	98,858	(351)	(0.4)%	(12,266)	(12.4)%
Other nuclear	58,924	59,805	74,284	(881)	(1.5)%	(14,479)	(19.5)%
Rebates and allowances	(19,071)	(16,568)	(12,841)	(2,503)	15.1%	(3,727)	29.0%
Total Revenues	$339,410	$347,337	$343,374	$(7,927)	(2.3)%	$3,963	1.2%
2020 vs. 2019
The decrease in U.S. segment revenues during the year ended December 31, 2020, as compared to the prior year is primarily due to COVID-19 related business losses which include a $4.5 million decrease in DEFINITY revenue and a $2.8 million decrease in TechneLite revenue. Additionally, rebates and allowances increased $2.5 million. Other nuclear revenue increased $0.6 million driven by the addition of Progenics revenue portfolio, which was nearly offset by a reduction in Xenon volume.
The increase in International segment revenues during the year ended December 31, 2020, as compared to the prior year is primarily due to a $2.5 million higher TechneLite revenue as a result of resolution of supplier disruptions and opportunistic incremental demand, partially offset by a decrease in revenue in other nuclear products driven by COVID-19 demand losses.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2020	$6,985
Provision related to current period revenues	19,675
Adjustments relating to prior period revenues	(604)
Payments or credits made during the period	(16,706)
Balance, December 31, 2020	$9,350

Gross Profit
Gross profit is summarized by segment as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
U.S.	$127,778	$164,051	$161,760	$(36,273)	(22.1)%	$2,291	1.4%
International	10,983	10,760	13,125	223	2.1%	(2,365)	(18.0)%
Total Gross profit	$138,761	$174,811	$174,885	$(36,050)	(20.6)%	$(74)	—%
2020 vs. 2019
The decrease in the U.S. segment gross profit for the year ended December 31, 2020, as compared to the prior year is primarily due to lower DEFINITY, TechneLite, and Xenon unit volumes due to COVID-19, amortization expense of assets acquired in the Progenics acquisition, a contract termination including a loss on disposal of assets and an asset impairment loss of $7.3 million on other nuclear products.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expense is summarized by segment as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
U.S.	$38,992	$39,672	$40,579	$(680)	(1.7)%	$(907)	(2.2)%
International	1,909	2,216	2,580	(307)	(13.9)%	(364)	(14.1)%
Total Sales and marketing	$40,901	$41,888	$43,159	$(987)	(2.4)%	$(1,271)	(2.9)%
2020 vs. 2019
The decrease in the U.S. segment sales and marketing expenses for the year ended December 31, 2020, as compared to the prior year period is primarily due to reduced marketing promotional programs, reduced travel due to COVID-19 impact and reduced hiring and lower employee related costs offset by market research and the addition of the Progenics business. The Progenics business contributed approximately $6.4 million of expense to the U.S. segment for the year ended December 31, 2020.
The decrease in the International segment sales and marketing expenses for the for the year ended December 31, 2020, as compared to the prior year period is primarily due to lower marketing promotional activities.
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
General and administrative expense is summarized by segment as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
U.S.	$68,283	$60,752	$49,149	$7,531	12.4%	$11,603	23.6%
International	987	492	1,018	495	100.6%	(526)	(51.7)%
Total General and administrative	$69,270	$61,244	$50,167	$8,026	13.1%	$11,077	22.1%

2020 vs. 2019
The increase in U.S. segment general and administrative expenses for the year ended December 31, 2020, as compared to the prior year is driven primarily by an increase in acquisition-related costs associated with the Progenics Acquisition and the addition of the Progenics business offset by lower medical insurance costs, travel with COVID-19 limitations and a gain on changes in fair value of contingent assets and liabilities. The Progenics business contributed approximately $5.5 million of expense to the U.S. segment for the year ended December 31, 2020.
The International segment general and administrative expenses increased for the year ended December 31, 2020, as compared to the prior year, driven primarily by the addition of the Progenics business and an insurance benefit received in 2019 which was partially offset by lower employee related costs in 2020. The Progenics business contributed approximately $0.4 million of expense to the International segment for the year ended December 31, 2020.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions. We do not allocate research and development expenses incurred in the U.S. to our International segment.
Research and development expense is summarized by segment as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
U.S.	$30,866	$19,352	$15,705	$11,514	59.5%	$3,647	23.2%
International	1,922	666	1,366	1,256	188.6%	(700)	(51.2)%
Total Research and development	$32,788	$20,018	$17,071	$12,770	63.8%	$2,947	17.3%
2020 vs. 2019
The increase in U.S. segment research and development expenses for the year ended December 31, 2020, as compared to the prior year is primarily driven by the addition of the Progenics business, including the PyL NDA filing fee, an in-process research and development (“IPR&D”) asset impairment loss of $2.7 million partially offset by clinical research expenses related to DEFINITY studies completing and lower employee related expenses. The Progenics business contributed approximately $17.2 million of expense to the U.S. segment for the year ended December 31, 2020.
The increase in the International segment research and development expenses for the year ended December 31, 2020, as compared to the prior year period is primarily driven by the addition of the Progenics business partially offset by regulatory costs related to Brexit matters. The Progenics business contributed approximately $1.3 million of expense to the International segment for the year ended December 31, 2020.
Interest Expense
Interest expense for the year ended December 31, 2020 decreased $4.1 million as compared to the prior year period due to the refinancing of our existing indebtedness in the second quarter of 2019 which reduced our underlying principal amount and decreased interest rates on our long-term debt offset by debt we assumed as part of the Progenics acquisition.
Loss on Extinguishment of Debt
During the year ended December 31, 2019, we incurred a $3.2 million loss on extinguishment of debt in connection with the refinancing of our existing indebtedness.
Other (Income) Loss
Other (income) loss changed by $8.4 million for the year ended December 31, 2020 as compared to the prior year, due to an increase in tax indemnification income primarily due to the reduction of indemnified receivables related to the release of our uncertain tax positions in the prior year offset by an arbitration award that occurred in the prior year.

Income Tax Expense (Benefit)
Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(in thousands)	2020	2019	2018	Change $	Change %	Change $	Change %
Income tax expense (benefit)	$1,994	$(3,040)	$9,030	$5,034	(165.6)%	$(12,070)	(133.7)%
The income tax expense for the year ended December 31, 2020 was primarily due to the accrual of interest associated with uncertain tax positions and the impact of non-deductible acquisition costs, offset by the tax benefits on losses generated in the period, the recognition of the deferred tax asset on held for sale assets, and tax credits. In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax (benefit) expense. Contemporaneously, changes in the tax indemnification receivable are recognized within other loss (income) in the consolidated statement of operations. Accordingly, as these reserves change, adjustments are included in income tax (benefit) expense with an offsetting adjustment included in other loss (income). Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities. Refer to Note 5, Income Taxes.
The income tax benefit for the year ended December 31, 2019 was primarily due to the release of tax contingency reserves as well as the release of the valuation allowance against our Canada deferred tax assets and tax benefits arising from stock compensation deductions, offset by tax expense on income generated in the period and the accrual of interest associated with uncertain tax positions.
We regularly assess our ability to realize our deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more-likely-than-not realizable, we evaluate all available positive and negative evidence, and weigh the objective evidence and expected impact. We released the full valuation allowance recorded against our Canada deferred tax assets during the year ended December 31, 2018. We continue to record a valuation allowance against certain of our foreign net deferred tax assets and a small component of our domestic deferred tax assets.
Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2020	2019	2018
Effective tax rate	(17.4)%	(10.6)%	18.2%
Our effective tax rate in fiscal 2020 differs from the U.S. statutory rate of 21% principally due to non-deductible acquisition costs and the accrual of interest on uncertain tax positions, offset by the benefit created by the recognition of the deferred tax asset on held for sale assets and tax credits.
The decrease in the effective income tax rate for the year ended December 31, 2020 as compared to the prior year period is primarily due to the large non-recurring benefit recorded in 2019 associated with the release of tax contingency reserves, non-deductible acquisition costs offset by the benefit created by the recognition of the deferred tax asset on held for sale assets. The 2020 effective tax rate is a tax expense recorded against a pre-tax loss, whereas the 2019 effective tax rate is a tax benefit recorded against pre-tax income.
Comparison of the Periods Ended December 31, 2019 and 2018
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
Liquidity and Capital Resources

Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$16,396	$80,384	$61,193
Net cash used in investing activities	$(4,912)	$(22,061)	$(19,132)
Net cash used in financing activities	$(21,861)	$(78,881)	$(4,668)
For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $16.4 million in the year ended December 31, 2020 was driven primarily by a net loss of $13.5 million, a net decrease of $22.4 million related to movements in our working capital accounts during the period and a net decrease of $2.0 million in the fair value of contingent assets and liabilities offset by $24.7 million of depreciation, amortization and accretion expense, stock-based compensation expense of $14.1 million, impairment of long-lived assets of $9.9 million and a loss on disposal of assets of $2.3 million. The overall decreases in cash from our working capital accounts were primarily driven by the increase in accounts receivable due to the Progenics Acquisition and increase in collection period as well as change in inventory related to the COVID-19 impact on products and the timing of payments and payments of accruals related to G&A expenses in connection with the Progenics Acquisition.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 reflected $10.0 million in lending on a note receivable to Progenics prior to the acquisition and $12.5 million in capital expenditures offset by $17.6 million of acquired cash related to the Progenics Acquisition.
Net cash used in investing activities during the year ended December 31, 2019 reflected $22.1 million in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the year ended December 31, 2020 is primarily attributable to the payments on long-term debt and other borrowings of $15.5 million related to the 2019 Term Facility and Royalty-Backed Loan (defined below), equity issuance costs related to the Progenics Acquisition of $3.8 million, and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.1 million.
Net cash used in financing activities during the year ended December 31, 2019 is primarily attributable to the net cash outflow of approximately $73.0 million in connection with the refinancing of our previous 2017 Facility, payments on long-term debt of $5.0 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $2.5 million. Starting in 2019, we require certain senior executives to cover tax liabilities resulting from the vesting of their equity awards pursuant to sell-to-cover transactions under 10b5-1 plans.
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

We are permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires us to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The 2019 Term Facility amortizes at 5.0% per year through September 30, 2022 and 7.5% thereafter, until its June 27, 2024 maturity date.
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
Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2019 Facility.
On June 19, 2020, we amended our 2019 Credit Agreement (“the Amendment”) as a result of the impact of the COVID-19 pandemic on our business and operations and the near-term higher level of indebtedness resulting from our decision not to immediately repay the Progenics debt secured by the RELISTOR royalties following our Progenics Acquisition.
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

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q4 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00

The Amendment also introduces a new financial covenant requiring Consolidated Liquidity (as defined in the Amended Credit Agreement) to be no less than $150.0 million. The Consolidated Liquidity covenant is tested on a continuing basis beginning on the date of the Amendment and ending on the date on which we deliver a compliance certificate for the fiscal quarter ending March 31, 2021. As of December 31, 2020, we were in compliance with all financial and other covenants under the Amendment.
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
On June 19, 2020, as a result of the Progenics Acquisition, we assumed Progenics outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to Progenics or any of its assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under Progenics’ license agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5% and matures on June 30, 2025. On June 22, 2020, HCRP waived the automatic acceleration of the Royalty-Backed Loan that otherwise would have been triggered by the consummation of the Progenics Acquisition and MNTX Royalties agreed not to prepay the loan until after December 31, 2020.
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
•Our investment in the further clinical development and commercialization of products and development candidates, including the newly acquired Progenics assets AZEDRA, PyL, 1095, aBSI and PSMA AI;
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
Until we successfully become dual sourced for our principal products, we are vulnerable to future supply shortages. Disruption in our financial performance could also occur if we experience significant adverse changes in product or customer mix, broad economic downturns, adverse industry or company conditions or catastrophic external events, including pandemics such as COVID-19, natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to further implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

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
At December 31, 2020, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $79.6 million of cash and cash equivalents at December 31, 2020. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
In addition, in connection with the Progenics Acquisition, which we closed in June 2020, we incurred legal, accounting, financial advisory, consulting and printing fees, and transition, integration and other costs which we funded from our available cash and the available cash of Progenics. The CVRs we issued in the Progenics Acquisition entitle holders thereof to future cash payments of 40% of PyL net sales over (i) $100.0 million in 2022 and (ii) $150.0 million in 2023, which, if payable, we currently intend to fund from our then-available cash. In no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% (which we estimate could be approximately $100.0 million) of the total consideration we pay in the Progenics Acquisition. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities.
Based on our current operating plans, including our prudent expense management in response to the COVID-19 pandemic, we believe that our existing cash and cash equivalents, results of operations and availability under our 2019 Revolving Facility, as amended, will be sufficient to continue to fund our liquidity requirements for the foreseeable future.

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, certain suppliers, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Debt obligations (principal)	$217,553	$20,452	$48,351	$148,750	$—
Interest on debt obligations(a)	26,537	9,697	14,454	2,386	—
Operating lease obligations(b)	23,239	1,964	4,468	4,637	12,170
Purchase obligations(c)	6,198	4,132	2,066	—	—
Finance lease obligations	525	231	294	—	—
Fixed payments under license agreements (d)	733	164	328	203	38
Other long-term liabilities(e)(f)	—	—	—	—	—
Asset retirement obligations(g)	—	—	—	—	—
Total contractual obligations	$274,785	$36,640	$69,961	$155,976	$12,208
________________________________
(a)Amounts relate to the estimated interest under our 2019 Term Facility and interest rate swaps based on interest rates in effect as of December 31, 2020 as well as future principal and interest, based upon estimated sales projections, under our Royalty-Backed Loan.
(b)Operating leases include minimum payments under leases for our facilities. Amounts exclude lease payments of $0.9 million associated with the Puerto Rico subsidiary that is classified as held for sale.
(c)Excludes purchase orders for inventory in the normal course of business.
(d)Does not include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events under our license agreements, because they are contingent and the amounts and timing of such potential obligations are unknown or uncertain. We may be required to pay additional amounts up to approximately $90.6 million in contingent payments under our license agreements.
(e)Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2020, we had unrecognized tax benefits of $29.9 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
(f)Our other long-term liabilities in the consolidated balance sheet also include the fair values of contingent consideration liabilities including CVRs and contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013. We may be required to pay up to approximately $100.0 million related to the CVRs and approximately $85.0 million related to the contingent consideration. These contingent payments have been excluded from the above table due to uncertainty around the timing of the future cash outflows.
(g)We have excluded asset retirement obligations from the table above due to the uncertainty of the timing of the future cash outflows related to the decommissioning of our radioactive operations. As of December 31, 2020, the liability, which was approximately $14.3 million, including amounts recorded in liabilities held for sale was measured at the present value of the obligation expected to be incurred of approximately $26.9 million.
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

Business Combinations
We account for business combinations using the acquisition method of accounting. We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
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
During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.
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
Our IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is whether we have obtained regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. We classify IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset. We test our IPR&D assets at least annually or when a triggering event occurs that could indicate a potential impairment and we recognize any impairment loss in our consolidated statements of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We may from time to time use derivative financial instruments or other financial instruments to hedge these economic exposures related to foreign currencies. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Under our 2019 Facility, as amended, we have substantial variable rate debt. Fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. As of December 31, 2020, we had $185.0 million outstanding principal under our 2019 Term Facility with variable interest rates.
Furthermore, we are subject to interest rate risk in connection with our 2019 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2020, there was availability of $200.0 million on the 2019 Revolving Facility. Any increase in the interest rate under the 2019 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2019 Revolving Facility.
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. As of December 31, 2020, the Company had entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps as of December 31, 2020 was approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Please refer to Note 14, “Derivative Instruments”, for further details on the interest rate swaps.
The effect of a 100 basis points adverse change in market interest rates on our 2019 Term Facility, in excess of applicable minimum floors, on our interest expense would be approximately $1.9 million excluding the impact of our interest rate swaps.
Foreign Currency Risk
We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than ours, or that subsidiary’s, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.
During the years ended December 31, 2020, 2019 and 2018, the net impact of foreign currency changes on transactions was a loss of $0.3 million, a gain of less than $0.1 million and a loss of $0.6 million, respectively. From time to time, we enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2020, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Valuation of Certain Intangible Assets in the Progenics Pharmaceuticals, Inc. Acquisition — Refer to Note 8 to the financial statements.
Critical Audit Matter Description
The Company completed the acquisition of Progenics Pharmaceuticals, Inc. (“Progenics”) common stock for a purchase price of $419.0 million on June 19, 2020 by means of an all-stock transaction. Management accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition, including to the currently marketed product intangible asset (“currently marketed product”) and in-process research and development intangible assets (“IPR&D assets”). Management estimated the fair value of the currently marketed product and IPR&D assets for the Progenics acquisition using the multi-period excess earnings method of the income approach. The fair value determination of the currently marketed product and IPR&D assets required management to make significant estimates and assumptions related to forecasted future cash flows, and the selection of the discount rates.
We identified the valuation of the Company’s currently marketed product and IPR&D assets for the Progenics acquisition as a critical audit matter because of the significant estimates and assumptions used by management to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasted future cash flows and the selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the currently marketed product and IPR&D assets for the Progenics acquisition, including forecasted future cash flows and the selection of the discount rates included the following, among others:
•We tested the effectiveness of controls over the valuation of the currently marketed product and IPR&D assets, including management’s controls over forecasted future cash flows, and the selection of discount rates.
• We evaluated the appropriateness and consistency of the methods and assumptions used by management to forecast future cash flows and select the discount rates.
• We assessed the reasonableness of management’s forecasted future cash flows by comparing the projections to historical results, and comparing the projections to certain peer companies, and internal and external market data and studies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
◦Testing the source information underlying determination of the discount rates and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$79,612	$92,919
Accounts receivable, net	54,002	43,529
Inventory	35,744	29,180
Other current assets	9,625	7,283
Assets held for sale	5,242	—
Total current assets	184,225	172,911
Property, plant and equipment, net	120,171	116,497
Intangibles, net	376,012	7,336
Goodwill	58,632	15,714
Deferred tax assets, net	70,147	71,834
Other long-term assets	60,634	21,627
Total assets	$869,821	$405,919
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$20,701	$10,143
Accounts payable	16,284	18,608
Accrued expenses and other liabilities	41,726	37,360
Liabilities held for sale	1,793	—
Total current liabilities	80,504	66,111
Asset retirement obligations	14,020	12,883
Long-term debt, net and other borrowings	197,699	183,927
Other long-term liabilities	63,393	28,397
Total liabilities	355,616	291,318
Commitments and contingencies (see Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 66,875 and 39,251 shares issued and outstanding, respectively)	669	393
Additional paid-in capital	665,530	251,641
Accumulated deficit	(149,946)	(136,473)
Accumulated other comprehensive loss	(2,048)	(960)
Total stockholders’ equity	514,205	114,601
Total liabilities and stockholders’ equity	$869,821	$405,919

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$339,410	$347,337	$343,374
Cost of goods sold	200,649	172,526	168,489
Gross profit	138,761	174,811	174,885
Operating expenses
Sales and marketing	40,901	41,888	43,159
General and administrative	69,270	61,244	50,167
Research and development	32,788	20,018	17,071
Total operating expenses	142,959	123,150	110,397
Operating (loss) income	(4,198)	51,661	64,488
Interest expense	9,479	13,617	17,405
Loss on extinguishment of debt	—	3,196	—
Other (income) loss	(2,198)	6,221	(2,465)
(Loss) income before income taxes	(11,479)	28,627	49,548
Income tax expense (benefit)	1,994	(3,040)	9,030
Net (loss) income	$(13,473)	$31,667	$40,518
Net (loss) income per common share:
Basic	$(0.25)	$0.81	$1.06
Diluted	$(0.25)	$0.79	$1.03
Weighted-average common shares outstanding:
Basic	54,134	38,988	38,233
Diluted	54,134	40,113	39,501

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(13,473)	$31,667	$40,518
Other comprehensive (loss) income:
Foreign currency translation	330	148	(74)
Unrealized loss on cash flow hedges, net of tax	(1,418)	—	—
Total other comprehensive (loss) income	(1,088)	148	(74)
Comprehensive (loss) income	$(14,561)	$31,815	$40,444

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	37,765	$378	$232,960	$(209,013)	$(1,034)	$23,291
Net income	—	—	—	40,518	—	40,518
Forfeiture of dividend equivalent right	—	—	—	355	—	355
Other comprehensive loss	—	—	—	—	(74)	(74)
Stock option exercises and employee stock plan purchases	223	2	1,578	—	—	1,580
Vesting of restricted stock awards	672	7	(7)	—	—	—
Shares withheld to cover taxes	(194)	(2)	(3,384)	—	—	(3,386)
Stock-based compensation	—	—	8,718	—	—	8,718
Balance, December 31, 2018	38,466	385	239,865	(168,140)	(1,108)	71,002
Net income	—	—	—	31,667	—	31,667
Other comprehensive income	—	—	—	—	148	148
Stock option exercises and employee stock plan purchases	95	1	1,745	—	—	1,746
Vesting of restricted stock awards	796	8	(8)	—	—	—
Shares withheld to cover taxes	(106)	(1)	(2,453)	—	—	(2,454)
Stock-based compensation	—	—	12,492	—	—	12,492
Balance, December 31, 2019	39,251	393	251,641	(136,473)	(960)	114,601
Net loss	—	—	—	(13,473)	—	(13,473)
Other comprehensive loss	—	—	—	—	(1,088)	(1,088)
Stock option exercises and employee stock plan purchases	73	1	759	—	—	760
Vesting of restricted stock awards and units	847	8	(8)	—	—	—
Shares withheld to cover taxes	(141)	(2)	(2,127)	—	—	(2,129)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	394,065	—	—	394,334
Fair value of replacement stock options related to precombination services	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	14,075	—	—	14,075
Balance, December 31, 2020	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(13,473)	$31,667	$40,518
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and accretion	24,689	13,379	13,929
Impairment of long-lived assets	9,935	—	—
Amortization of debt related costs	119	978	1,279
Changes in fair value of contingent assets and liabilities	(2,000)	—	—
Loss on extinguishment of debt	—	3,196	—
Provision for excess and obsolete inventory	2,365	1,851	2,875
Stock-based compensation	14,075	12,492	8,718
Loss on disposal of assets	2,250	286	842
Deferred taxes	(1,334)	9,725	5,762
Long-term income tax receivable	(2,218)	10,635	(2,855)
Long-term income tax payable and other long-term liabilities	2,828	(13,156)	3,219
Other	1,525	282	878
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(7,462)	156	(3,985)
Inventory	(8,459)	1,994	(8,690)
Other current assets	1,941	(2,411)	(661)
Accounts payable	(4,224)	3,233	(2,886)
Accrued expenses and other liabilities	(4,161)	6,077	2,250
Net cash provided by operating activities	16,396	80,384	61,193
Investing activities
Capital expenditures	(12,474)	(22,061)	(20,132)
Proceeds from sale of assets	—	—	1,000
Lending on bridge loan	(10,000)	—	—
Cash acquired in acquisition of business	17,562	—	—
Net cash used in investing activities	(4,912)	(22,061)	(19,132)
Financing activities
Proceeds from issuance of common stock	683	573	428
Equity issuance costs	(3,777)	—	—
Proceeds from issuance of long-term debt	—	199,461	—
Payments on long-term debt and other borrowings	(15,491)	(275,376)	(2,862)
Deferred financing costs	(1,224)	(2,258)	—
Proceeds from stock option exercises	77	1,173	1,152
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,129)	(2,454)	(3,386)
Net cash used in financing activities	(21,861)	(78,881)	(4,668)
Effect of foreign exchange rates on cash and cash equivalents	152	76	(282)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,225)	(20,482)	37,111
Cash and cash equivalents and restricted cash, beginning of year	92,919	113,401	76,290
Cash and cash equivalents and restricted cash, end of year	$82,694	$92,919	$113,401

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$79,612	$92,919	$113,401
Cash and cash equivalents included in assets held for sale	941	—	—
Restricted cash included in other long-term assets	2,141	—	—
Cash, cash equivalents and restricted cash at end of period	$82,694	$92,919	$113,401

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,368	$12,253	$15,869
Income taxes, net of refunds of $331, $2 and $35, respectively	$340	$274	$90
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$2,227	$4,175	$7,395
Consideration transferred in acquisition	$419,009	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Lantheus Holdings, Inc., a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”) and for the period from June 19 through December 31, 2020, Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”). See “Progenics Acquisition”.
The Company develops, manufactures and commercializes innovative diagnostic and therapeutic agents and products that assist clinicians in the diagnosis and treatment of heart disease, cancer and other diseases. For the Company’s diagnostic agents, they believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
The Company’s commercial products are used by cardiologists, nuclear physicians, radiologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. The Company sells its products to radiopharmacies, PMFs, integrated delivery networks, hospitals, clinics and group practices.
The Company sells its products globally and has operations in the U.S. and Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America.
Sales of the Company’s microbubble ultrasound enhancing agent, DEFINITY, are made in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., the Company’s nuclear imaging products, including TechneLite, Xenon, NEUROLITE and Cardiolite, are primarily distributed through commercial radiopharmacies, the majority of which are controlled by or associated with GE Healthcare, Cardinal, UPPI, Jubilant Radiopharma and PharmaLogic. A small portion of the Company’s nuclear imaging product sales in the U.S. are made through the Company’s direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. AZEDRA is also sold in the U.S. through an AZEDRA direct sales team. RELISTOR was licensed to Bausch, and the Company collects quarterly royalties based on those sales.
The Company also maintains its own direct sales force in Canada for certain of its products. In Europe, Australia, Asia-Pacific and Latin America, the Company generally relies on third-party distributors to market, sell and distribute its nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. The Company’s headquarters are located in North Billerica, MA with offices in New York, NY, Somerset, NJ, Montreal, Canada and Lund, Sweden.
Progenics Acquisition
On June 19, 2020 (the “Closing Date”), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020 (the “Merger Agreement”), by and among Holdings, Plato Merger Sub, Inc., a wholly-owned subsidiary of Holdings (“Merger Sub”), and Progenics, Holdings completed the previously announced acquisition of Progenics, by means of a merger of Merger Sub with and into Progenics, with Progenics surviving such merger as a wholly-owned subsidiary of Holdings (the “Progenics Acquisition”).
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer, currently a late stage clinical candidate (“PyL”). Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PyL in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% (which the Company estimates could be approximately $100.0 million) of the total consideration the Company pays in the Progenics Acquisition. No fractional shares of Holdings common stock were issued in the Progenics Acquisition, and Progenics’ former stockholders have received cash in lieu of any fractional shares of Holdings common stock.
In addition, in accordance with the Merger Agreement, at the Effective Time, each Progenics stock option with a per share exercise price less than or equal to $4.42 (an “in-the-money Progenics stock option”) received in exchange for each such in-the money Progenics stock option: (i) an option to purchase Holdings common stock (each, a “Replacement Stock Option”) converted based on the Exchange Ratio, and (ii) a vested or unvested CVR depending on whether the underlying in-the-money Progenics stock option was vested at the Effective Time. Each Progenics stock option with a per share exercise price greater than $4.42 (an “out-of-the-money

Progenics stock option”) received in exchange for such out-of-the-money Progenics stock options a Replacement Stock Option converted at an exchange ratio determined based on the average of the volume weighted average price per share of common stock of Progenics and Lantheus Holdings prior to the Effective Time, which exchange ratio was 0.31, the same as the Exchange Ratio.
As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders. Holdings also assumed 34,000 in-the-money Progenics stock options and 6,507,342 out-of-the-money Progenics stock options, each converted into Replacement Stock Options as noted above. In addition, Lantheus assumed Progenics equity plans, which, on an as-converted basis, increased the number of Lantheus shares available for issuance by an aggregate of 4,211,290 shares prior to converting the stock options noted above, subject to certain limitations as to eligibility for issuance.
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
The severity of the on-going impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. While the impact of COVID-19 on the Company’s results of operations and cash flows has been, and is expected to continue to be, material, given the continually evolving nature of the pandemic, the Company is currently unable to accurately predict the impact of COVID-19 on its overall 2021 operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential future impairments.

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
Reclassifications
Certain immaterial reclassifications in the prior period consolidated statement of cash flows have been reclassified to conform to the current year period financial statement presentation. Reclassifications include $0.1 million and $0.3 million from provision for bad debt to other at December 31, 2019 and 2018, respectively, as well as $0.3 million and $0.8 million from other to loss on disposal of assets at December 31, 2019 and 2018, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation, inventory valuation, asset retirement obligations, contingent assets and liabilities, income tax liabilities and related indemnification receivable, deferred tax assets and liabilities and accrued expenses. Actual results could materially differ from those estimates or assumptions.

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
Restricted Cash
Restricted cash at December 31, 2020, represents primarily collateral for a letter of credit securing a lease obligation and a security deposit. The Company believes the carrying value of this asset approximates fair value.
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

As of December 31, 2020 and 2019, no customer accounted for greater than 10% of accounts receivable, net. No customer accounted for greater than 10% of revenues for the years ended December 31, 2020, 2019 and 2018.
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
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2020	2019	2018
DEFINITY	62.8%	62.6%	53.3%
TechneLite	25.4%	24.9%	28.8%
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
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. As of December 31, 2020 and 2019, the Company had no capitalized inventories associated with product that did not have regulatory approval, respectively.
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

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.
Goodwill
Goodwill is not amortized but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely-than-not that they may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year.
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2020, 2019 or 2018.
Intangible and Long-Lived Assets
The Company tests intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If those assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. See Note 7, “Property, Plant and Equipment, Net” for further details on impairment. Long-lived assets, other than goodwill and other intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.
Intangible assets, consisting of patents, trademarks, customer relationships, a currently marketed product, licenses and developed technology related to the Company’s products are amortized in a method equivalent to the estimated utilization of the economic benefit of the asset.
The Company’s in-process research and development (“IPR&D”) represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D assets are tested at least annually as of October 31 or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s consolidated statements of operations. See Note 11, “Intangibles, net and Goodwill” for further details on impairment.

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
Fair Values of Financial Instruments
The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The estimated fair value of the Company’s long term debt approximates its carrying values as the applicable interest rates are subject to change with market interest rates. The estimated fair value of the Company’s royalty-backed long-term debt approximates its carrying value as the interest rate is in line with the market interest rates for this type of debt with the respective underlining collateral value. See note 4, “Fair Value of Financial Instruments”.
Contingent Consideration Liabilities
The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 instrument and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $5.2 million, $3.8 million and $4.0 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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
Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other (income) loss in the consolidated statements of operations.

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
Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. Expected lives are principally based on the Company’s historical exercise experience with previously issued awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
Expense for performance restricted stock awards is recognized based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service period(s).
Other (Income) Loss
Other (income) loss consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Foreign currency losses (gains)	$260	$(33)	$557
Tax indemnification (income) expense, net	(2,218)	10,635	(2,855)
Interest income	(238)	(686)	(167)
Arbitration award	—	(3,453)	—
Other	(2)	(242)	—
Total other (income) loss	$(2,198)	$6,221	$(2,465)
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, other comprehensive (loss) income consists of foreign currency translation gains and losses as well as unrealized gains and losses on cash flow hedges related to the Company’s interest rate swaps. The accumulated other comprehensive loss balance consists entirely of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges related to the Company’s interest rate swaps.
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
The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts site. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.

The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica, Massachusetts campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2020 and 2019, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.
Self-Insurance Reserves
The Company’s consolidated balance sheets at December 31, 2020 and 2019 include $0.6 million of accrued liabilities associated with employee medical costs that are retained by the Company, respectively. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Accounting Standards Adopted During the Year Ended December 31, 2020
ASU 2020-04 and 2021-01, “Reference Rate Reform (Topic 848)”
ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2021-01 amends the previous standard to clarify certain expedient options are applicable to derivative instruments that use an interest rate for margining, discounting, or contract price alignment.
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

3. Revenue from Contracts with Customers
Revenue Recognition
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
Disaggregation of Revenue
The following table summarizes revenue by revenue source and reportable segment as follows:

	Year Ended December 31,
Major Products/Service Lines by Segment (in thousands)	2020	2019	2018
U.S.
Product revenue, net(1)	$284,885	$303,989	$288,580
License and royalty revenues	9,911	—	—
Total U.S. revenues	294,796	303,989	288,580
International
Product revenue, net(1)	42,810	41,287	52,556
License and royalty revenues	1,804	2,061	2,238
Total International revenues	44,614	43,348	54,794
Total revenues	$339,410	$347,337	$343,374
______________________________
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

Milestone Payments: At the inception of each arrangement that includes development or sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2020, the Company is constraining variable consideration related to development milestone payments requiring regulatory approvals and sales milestone payments related to achievement of certain sales targets.
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
The Company recognized certain revenues as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Amounts included in the contract liability at the beginning of the period	$33	$33
The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods during the years ended December 31, 2020 and 2019.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, interest rate swaps, a contingent receivable and contingent consideration liabilities. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The fair value of the interest rate swaps are determined based on observable market-based inputs, including interest rate curves and reflects the contractual terms of these instruments, including the period to maturity. Please refer to Note 14, “Derivative Instruments”, for further details on the interest rate swaps. The Company recorded a contingent receivable and the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market. Please refer to Note 8, “Business Combinations”, for further details on the acquisition.
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$35,457	$35,457	$—	$—
Contingent receivable	11,300	—	—	11,300
Total assets	$46,757	$35,457	$—	$11,300
Liabilities:
Interest rate swaps	$1,908	$—	$1,908	$—
Contingent consideration liabilities	15,800	—	—	15,800
Total liabilities	$17,708	$—	$1,908	$15,800

	December 31, 2019
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$39,530	$39,530	$—	$—
Total assets	$39,530	$39,530	$—	$—

During the years ended December 31, 2020 and 2019, there were no transfers into or out of Level 3.
As part of the Progenics Acquisition, the Company acquired the right to receive certain future milestone and royalty payments due to Progenics from CytoDyn Inc., related to a prior sale of certain intellectual property. The Company has the right to receive $5.0 million upon regulatory approval and a 5% royalty on net sales of approved products. The Company considers the contingent receivable a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flows that included significant estimates and assumptions pertaining to regulatory events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Refer to Note 1, “Description of Business” for further details on the CVRs. Additionally, the Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million related to a 1404 commercialization milestone. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
Significant changes in any of the probabilities of success or the probabilities as to the periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at June 19, 2020.

(in thousands)	Fair Value at June 19, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent receivable:
Regulatory milestone	$3,100	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2021
			Probability of success	90%
			Discount rate	23%
Royalties	7,000	Probability adjusted discounted cash flow model
			Probability of success	13% - 77%
			Discount rate	23%
Total	$10,100

(in thousands)	Fair Value at June 19, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent consideration liability:
Net sales targets - PyL (CVRs)	$3,700	Monte-Carlo simulation	Period of expected milestone achievement	2022 - 2023
			Discount rate	23%

1095 commercialization milestone	2,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2026
			Probability of success	45%
			Discount rate	0.48%

Net sales targets - AZEDRA and 1095	10,700	Monte-Carlo simulation	Probability of success	40% - 100%
			Discount rate	22% - 23%
Total	$16,600

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at December 31, 2020.

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent receivable:
Regulatory milestone	$3,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2021
			Probability of success	90%
			Discount rate	24%
Royalties	8,100	Probability adjusted discounted cash flow model
			Probability of success	13% - 77%
			Discount rate	24%
Total	$11,300

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Assumption
Contingent consideration liability:
Net sales targets - PyL (CVRs)	$4,200	Monte-Carlo simulation	Period of expected milestone achievement	2022 - 2023
			Discount rate	24%

1095 commercialization milestone	2,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2026
			Probability of success	45%
			Discount rate	0.51%

Net sales targets - AZEDRA and 1095	9,400	Monte-Carlo simulation	Probability of success	40% - 100%
			Discount rate	23% - 24%
Total	$15,800

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets	Financial Liabilities
(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2020
Fair value, beginning of period	$—	$—
Progenics acquisition	10,100	16,600
Changes in fair value included in net loss	1,200	(800)
Fair value, end of period	$11,300	$15,800

The change in fair value of the contingent financial asset and contingent financial liabilities resulted in a gain of $2.0 million for the year ended December 31, 2020 was primarily due to a change in the forecast for AZEDRA, changes in market conditions and the passage of time.

5. Income Taxes
The components of income before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S.	$(5,495)	$25,432	46,945
International	(5,984)	3,195	2,603
(Loss) income before income taxes	$(11,479)	$28,627	$49,548
The income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$—	$287	$(21)
State	3,158	(13,166)	3,424
International	170	114	(135)
	3,328	(12,765)	3,268
Deferred
Federal	(1,506)	8,712	7,821
State	(178)	790	1,411
International	350	223	(3,470)
	(1,334)	9,725	5,762
Income tax expense (benefit)	$1,994	$(3,040)	$9,030
The reconciliation of income taxes at the U.S. federal statutory rate to the actual income taxes is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. statutory rate	$(2,411)	$6,012	$10,405
Permanent items	1,406	3,210	152
Acquisition costs - Progenics	2,723	—	—
Recognition of deferred tax asset - assets held for sale	(3,000)	—	—
Section 162(m)	717	527	353
Uncertain tax positions	2,818	(13,156)	3,227
Other tax credits	(1,065)	(1,685)	(742)
State and local taxes	1,457	1,914	2,125
Foreign tax rate differential	(254)	(238)	30
Valuation allowance	(318)	(22)	(4,073)
Benefit of windfall related to stock compensation	(128)	(2,768)	(1,760)
Change in indemnification deferred tax asset	(590)	2,531	(731)
Other	639	635	44
Income tax expense (benefit)	$1,994	$(3,040)	$9,030

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2020	2019
Deferred Tax Assets
Federal benefit of state tax liabilities	$5,867	$5,278
Reserves, accruals and other	32,030	15,026
Inventory obsolescence	404	550
Capitalized research and development	2,553	5,086
Amortization of intangibles other than goodwill	1,325	1,569
Net operating loss carryforwards	127,369	47,095
Depreciation	1,014	56
Deferred tax assets	170,562	74,660
Deferred Tax Liabilities
Reserves, accruals and other	(5,676)	(881)
Intangible assets	(91,283)	(707)
Deferred tax liability	(96,959)	(1,588)
Less: valuation allowance	(3,456)	(1,238)
	$70,147	$71,834
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets, net	$70,147	$71,834
On June 19, 2020, the Company completed the Progenics Acquisition in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code. The transaction resulted in an ownership change of Progenics under Section 382 of the Internal Revenue Code, and a limitation on the utilization of Progenics’ precombination tax attributes. All of Progenics’ precombination research credits and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation. Deferred tax liabilities of $92.3 million on acquired identified intangibles were recorded at acquisition resulting in a small net overall deferred tax liability for Progenics after the application of acquisition accounting. The Company also acquired estimated utilizable U.S. federal loss carryforwards of $338.7 million, tax-effected state loss carryforwards of $12.5 million and state tax credits of $2.5 million as a result of the Progenics acquisition. The utilization of these losses and credits is subject to annual limitations based on Sections 382 and 383 of the Internal Revenue Code.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. During the fourth quarter of fiscal year 2018, the Company's Canada subsidiary entered an accumulated three year period of profitability, removing a strong item of negative evidence previously supporting the recording of a full valuation allowance. Management determined that the weight of the relevant positive evidence outweigh the negative evidence, and released the valuation allowance against its Canada subsidiary's net deferred tax assets, resulting in an income tax benefit of $4.0 million in fiscal 2018. The Company continues to record valuation allowances of $1.2 million against the net deferred tax assets of its U.K. subsidiary, $2.1 million against the net deferred tax assets of its Sweden subsidiary, and $0.1 million against certain domestic state tax credits and state loss carryforwards.
The Company will continue to assess the level of the valuation allowance required. If the weight of negative evidence exists in future periods to again support the recording of a partial or full valuation allowance against the Company’s deferred tax assets, there would likely be a material negative impact on the Company’s results of operations in that future period.
A summary of the changes in the Company’s valuation allowance is summarized below:

(in thousands)	Amount
Balance, January 1, 2019	$1,240
Charged to income tax (benefit) expense	(22)
Foreign currency	20
Release valuation allowance	—
Balance, December 31, 2019	1,238
Charged to income tax (benefit) expense	311
Foreign currency	31
Increase due to Progenics acquisition	2,479
Release valuation allowance	(603)
Balance, December 31, 2020	$3,456
The Company’s U.S. federal income tax returns are subject to examination for three years after the filing date of the return. The state and foreign income tax returns are subject to examination for periods varying from three to four years after filing, depending on the specific jurisdictions’ statutes of limitation, and in the case of Sweden, up to six years after the end of the financial year.
At December 31, 2020, the Company has U.S. federal net operating loss carryovers of approximately $492.5 million,$354.5 million of which will expire between 2021 and 2037, and $138.0 million of which can be carried forward indefinitely. The Company’s state net operating losses are $18.0 million on a tax-effected basis, which will expire between 2021 and 2040. The Company also has U.S. federal research credits carryforwards of $2.4 million which will begin to expire in 2037. The Company has state research credit carryforwards of $4.2 million, which will expire between 2021 and 2035. The Company has state investment tax credit carryforwards of $2.6 million net of federal impact, $0.7 million of which have no expiration date, $1.8 million of which will expire between 2021 and 2023, and the remainder of which will fully expire by 2034.
A reconciliation of the Company’s changes in uncertain tax positions for 2020 and 2019 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2019	$9,788
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(4,496)
Settlements	—
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2019	5,292
Additions related to current year tax positions	—
Reductions related to prior year tax positions	—
Settlements	—
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2020	$5,292
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

As of December 31, 2020 and 2019, total liabilities for uncertain tax positions including interest and penalties were $29.9 million and $27.0 million, respectively, consisting of uncertain tax positions of $5.3 million, interest accruals of $23.5 million and $20.7 million, respectively, and penalty accruals of $1.0 million. As of December 31, 2020 and 2019, these liabilities were included in other long-term liabilities. Included in the 2020, 2019 and 2018 tax provisions are an expense of $2.8 million, a benefit of $13.2 million and an expense of $3.2 million, respectively, relating to accrual of interest, net of benefits for reversals of uncertain tax positions recognized upon settlements, effective settlements, or lapses of relevant statutes of limitation.
The total long-term asset related to the indemnification was $20.8 million and $18.9 million at December 31, 2020 and 2019, respectively. Included in other (income) loss for the years ended December 31, 2020, 2019 and 2018, is tax indemnification expense (income), net of $(2.2) million, $10.6 million and $(2.9) million, respectively.
The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was passed by the Congress and signed into law on March 27, 2020. The Company has reviewed the relevant measures of the Act. No material impacts of the Cares Act have been identified nor are any anticipated. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was signed into law, modifying certain aspects of the CARES Act. This Act contains numerous provisions some of which may be beneficial to the Company. The Company is analyzing those impacts but has not yet concluded its analysis.

6. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2020	2019
Raw materials	$16,000	$11,417
Work in process	11,212	9,450
Finished goods	8,532	8,313
Total inventory	$35,744	$29,180

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2020	2019
Land	$13,450	$13,450
Buildings	70,381	75,654
Machinery, equipment and fixtures	77,854	87,763
Computer software	23,644	20,739
Construction in progress	11,254	10,546
	196,583	208,152
Less: accumulated depreciation and amortization	(76,412)	(91,655)
Total property, plant and equipment, net	$120,171	$116,497
Depreciation and amortization expense related to property, plant & equipment, net, was $12.5 million, $10.3 million and $10.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2020, as a result of a decline in expected future cash flows and the effect of COVID-19 related to certain other nuclear legacy manufacturing assets in the U.S. segment, the Company determined certain impairment triggers had occurred. Accordingly, the Company performed an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the manufacturing assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair values of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a non-cash impairment of $7.3 million for the year ended December 31, 2020 in cost of goods sold in the consolidated statement of operations.

In connection with a contract termination in the fourth quarter of 2020, the Company transferred ownership of certain manufacturing assets and recorded a non-cash loss on disposal of assets of $1.8 million as well as paid $0.5 million, all of which is recorded in cost of goods sold in the consolidated statement of operations.

8. Business Combinations
On June 19, 2020, the Company completed the Progenics Acquisition. Progenics is an oncology company developing innovative medicines and artificial intelligence to Find, Fight and Follow cancer. The acquisition combines the commercialization, supply chain and manufacturing expertise of the Company with the currently commercialized products and R&D pipeline of Progenics. Progenics brings several commercial products and a pipeline of product candidates that will further diversify the Company’s commercial and clinical development portfolios.
Under the terms of the Merger Agreement, the Company acquired all of the issued and outstanding shares of Progenics common stock for a purchase price of $419.0 million by means of an all-stock transaction, which includes Replacement Stock Options for precombination services as well as CVRs.
The CVRs were accounted for as contingent consideration, the fair value of which was determined using a Monte-Carlo simulation. Additionally, the fair value of Replacement Stock Options related to precombination services was recorded as a component of consideration transferred. Finally, as a result of the acquisition, Lantheus effectively settled an existing bridge loan with Progenics at the recorded amount (principal and accrued interest) of $10.1 million, representing the effective settlement of a preexisting relationship. This effective settlement of the bridge loan was treated as a component of consideration transferred. The Company determined that the bridge loan was at market terms and no gain or loss was recorded upon settlement.
The acquisition date fair value of the consideration transferred in the acquisition consisted of the following:

(in thousands)	Amount
Issuance of common stock	$398,110
Fair value of replacement stock options	7,125
Fair value of bridge loan settled at close	10,074
Fair value of contingent considerations (CVRs)	3,700
Total consideration transferred	$419,009
The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. As of December 31, 2020, the Company finalized all measurement period adjustments related to the Progenics acquisition other than tax related balances.
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made to the amounts initially recorded in June 2020. The measurement period adjustments primarily resulted from finalizing the fair values of certain intangible assets and liabilities and other changes to certain tangible assets and liability accounts. The related impact to net loss that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial to the consolidated financial statements.

(in thousands)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$15,421	$—	$15,421
Accounts receivable	5,787	—	5,787
Inventory	915	160	1,075
Other current assets	3,250	434	3,684
Property, plant and equipment	14,972	—	14,972
Identifiable intangible assets (weighted-average useful life):		—	—
Currently marketed product (15 years)	142,100	800	142,900
Licenses (11.5 years)	87,500	(1,700)	85,800
Developed technology (9 years)	3,000	(600)	2,400
IPR&D	150,900	200	151,100
Other long-term assets	37,631	—	37,631
Accounts payable	(1,616)	—	(1,616)
Accrued expenses and other liabilities	(8,207)	(80)	(8,287)
Other long-term liabilities	(30,778)	(380)	(31,158)
Long-term debt and other borrowings	(40,200)	—	(40,200)
Deferred tax liabilities	(3,717)	299	(3,418)
Goodwill	42,051	867	42,918
Total consideration transferred	$419,009	$—	$419,009

Intangible assets acquired consist of currently marketed products, licenses, developed technology and IPR&D. The fair value of the acquired intangible assets was determined based on estimated future revenues, royalty rates and discount rates, among other variables and estimates. The acquired intangible assets subject to amortization were assigned useful lives based on the expected use of the assets and the regulatory and economic environment within which they are being used and are being amortized on a straight-line basis over the respective estimated useful lives. The estimated fair values of the IPR&D assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 23.0% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
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
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Progenics’ assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $42.9 million recognized in connection with the acquisition is not deductible for tax purposes and has been assigned to a reporting unit within the U.S. reportable segment.
The Company recognized $11.9 million of acquisition-related costs, including legal, accounting, compensation arrangements and other related fees that were expensed when incurred in the year ended December 31, 2020, respectively. These costs are recorded in general and administrative expenses in the consolidated statements of operations.
Progenics Pro Forma Financial Information
Progenics has been included in the Company’s consolidated financial statements since the acquisition date. Progenics contributed revenues of $12.4 million, as well as a net loss of $27.1 million to the Company’s consolidated statement of operations for the year ended December 31, 2020.
The following unaudited pro forma financial information presents the Company’s results as if the Progenics acquisition had occurred on January 1, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(in thousands)	Amount	Amount
Pro forma revenue	$350,315	$382,323
Pro forma net loss	$29,190	$42,032

The unaudited pro forma financial information for all periods presented adjusts for the effects of material business combination items, including amortization of acquired intangible assets, transaction-related costs, adjustments to interest expense related to the assumption of long-term debt, retention and severance bonuses and the corresponding income tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including, but not limited to, revenue enhancements, cost savings or operating synergies that the combined company may achieve as a result of the acquisition.

9. Assets Held for Sale
During the fourth quarter of 2020, the Company entered into a stock purchase agreement (“SPA”) with one of its existing radiopharmacy customers to sell all of the stock of its Puerto Rican radiopharmacy servicing subsidiary. This event qualified for held for sale accounting and the Company determined that the fair value of the net assets being sold significantly exceeded the carrying value as of December 31, 2020. The transaction was finalized on January 29, 2021.
The purchase price for the stock sale was $18.0 million in cash and will also include a working capital adjustment once settled. The SPA contains customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the SPA.
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
The following table summarizes the major classes of assets and liabilities held for sale as of December 31, 2020:

(in thousands)	Amount
Current Assets:
Cash and cash equivalents	$941
Accounts receivable, net	2,191
Inventory	420
Other current assets	43
Total current assets	3,595
Non-Current Assets:
Property, plant & equipment, net	761
Intangibles, net	96
Other long-term assets	790
Total assets held for sale	$5,242

Current Liabilities:
Accounts payable	$224
Accrued expense and other liabilities	661
Total current liabilities	885
Non-Current Liabilities:
Asset retirement obligations	302
Other long-term liabilities	606
Total liabilities held for sale	$1,793
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts, and prior to its subsequent sale as discussed in Note 23, “Subsequent Events”, San Juan, Puerto Rico sites. As of December 31, 2020, the liability for the San Juan, Puerto Rico site is recorded in liabilities held for sale. As of December 31, 2020, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.9 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2020	$12,883
Transfer to liabilities held for sale	(302)
Accretion expense	1,439
Balance, December 31, 2020	$14,020
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

11. Intangibles, Net and Goodwill
Intangibles, net, consisted of the following:

	December 31, 2020
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,958)	$2,582
Customer relationships	Accelerated	96,865	(93,770)	3,095
Currently marketed product	Straight-Line	142,900	(5,053)	137,847
Licenses	Straight-Line	85,800	(4,008)	81,792
Developed technology	Straight-Line	2,400	(144)	2,256
IPR&D	N/A	148,440	—	148,440
Total		$489,945	$(113,933)	$376,012

	December 31, 2019
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,407)	$3,133
Customer relationships	Accelerated	99,019	(94,816)	4,203
Total		$112,559	$(105,223)	$7,336
The Company recorded amortization expense for its intangible assets of $10.8 million, $1.8 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company performed its annual impairment test of its IPR&D assets as of October 31, 2020. As a result of a timing delay in the development of an AZEDRA IPR&D asset due to the impact of COVID-19, the Company determined that the carrying value of $18.3 million exceeded the fair value of the asset. Accordingly, the Company recorded a non-cash impairment charge of $2.7 million for the year ended December 31, 2020 in research and development expenses in the consolidated statements of operations. The estimated fair value of the AZEDRA IPR&D asset was determined based on the present values of the expected cash flows. The Company used a discount rate of 23.0% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2021	$18,628
2022	18,504
2023	17,898
2024	17,824
2025	17,766
2026 and thereafter	136,952
Total	$227,572

Goodwill by reportable segment consisted of the following:

(in thousands)	U.S.	Total
Balance, January 1, 2020	$15,714	$15,714
Acquisition(1)	42,918	42,918
Balance, December 31, 2020	$58,632	$58,632

(1)Refer to Note 8, “Business Combinations” for additional details related to the Progenics acquisition

12. Accrued Expenses and Other Liabilities
Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2020	2019
Compensation and benefits	$17,669	$15,100
Freight, distribution and operations	5,653	6,260
Accrued rebates, discounts and chargebacks	9,350	6,985
Accrued professional fees	2,925	6,917
Other	6,129	2,098
Total accrued expenses and other liabilities	$41,726	$37,360

13. Long-Term Debt, Net, and Other Borrowings
As of December 31, 2020, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
2021	$20,452
2022	26,296
2023	22,055
2024	148,750
Total principal outstanding	217,553
Unamortized debt premium, net	954
Unamortized debt issuance costs	(602)
Finance lease liabilities	495
Total	218,400
Less: current portion	(20,701)
Total long-term debt, net, and other borrowings	$197,699
In June 2019, the Company refinanced its previous $275.0 million five-year term loan agreement (the “2017 Term Facility”) with a new five-year $200.0 million term loan facility (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”). In addition, the Company replaced its previous $75.0 million five-year revolving credit facility (the “2017 Revolving Facility”) with a new $200.0 million five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”). The terms of the 2019 Facility are set forth in the Credit Agreement, dated as of June 27, 2019 (the “2019 Credit Agreement”), by and among Holdings, the Company, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent. The Company has the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100.0 million, plus additional amounts, in certain circumstances.
The net proceeds of the 2019 Term Facility, together with approximately $73.0 million of cash on hand, were used to refinance in full the aggregate remaining principal amount of the loans outstanding under the 2017 Term Facility and pay related interest, transaction fees and expenses. No amounts were outstanding under the 2017 Revolving Facility at that time. The Company accounted for the refinancing of the 2017 Term Facility as a debt extinguishment and the 2017 Revolving Facility as a debt modification by evaluating the refinancing on a creditor by creditor basis. The Company recorded a loss on extinguishment of debt of $3.2 million related to the write-off of unamortized debt issuance costs and debt discounts. In addition, the Company incurred and capitalized $2.8 million of new debt issuance costs and debt discounts related to the refinancing.
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

The Company is permitted to voluntarily prepay the 2019 Term Loans, in whole or in part, without premium or penalty. The 2019 Term Facility requires the Company to make mandatory prepayments of the outstanding 2019 Term Loans in certain circumstances. The 2019 Term Loans mature in June 2024. At December 31, 2020, the Company’s interest rate under the 2019 Term Facility was 3.4%.
2019 Revolving Facility
Under the terms of the 2019 Revolving Facility, the lenders thereunder agreed to extend credit to the Company from time to time until June 27, 2024 consisting of revolving loans (the “Revolving Loans” and, together with the 2019 Term Loans, the “Loans”) in an aggregate principal amount not to exceed $200.0 million (the “Revolving Commitment”) at any time outstanding. The 2019 Revolving Facility includes a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2019 Revolving Facility includes a $10.0 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2019 Revolving Facility are expected to be used for working capital and other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans and Letters of Credit exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2020, there were no outstanding borrowings under the 2019 Revolving Facility.
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
2020 Amendment
On June 19, 2020, the Company amended its 2019 Credit Agreement (“the Amendment”) as a result of the impact of the COVID-19 pandemic on the business and operations of the Company and the near-term higher level of indebtedness resulting from the Company’s decision not to immediately repay the Progenics debt secured by the RELISTOR royalties following the Progenics Acquisition. The Company accounted for the Amendment as a debt modification and capitalized $1.2 million of associated costs.
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
2020 Amended Credit Agreement

Period	Total Net Leverage Ratio
Q1 2021	5.50 to 1.00
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q4 2020 to Q1 2021	2.00 to 1.00
Thereafter	3.00 to 1.00
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
Royalty-Backed Loan
On June 19, 2020, as a result of the acquisition, the Company assumed Progenics outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to Progenics or any of its assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under Progenics’ license agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (“Bausch”). The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5% and matures on June 30, 2025. On June 22, 2020, HCRP waived the automatic acceleration of the Royalty-Backed Loan that otherwise would have been triggered by the consummation of the Progenics Acquisition and MNTX Royalties agreed not to prepay the loan until after December 31, 2020.
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
14. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At December 31, 2020, accumulated other comprehensive loss included $0.7 million of pre-tax deferred losses that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheet:

(in thousands)		December 31, 2020	December 31, 2019
Derivatives type	Classification
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$1,908	$—

15. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax of $0.5 million and $0.0 million for the year ended December 31, 2020 and 2019, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2020	$(960)	$—	$(960)
Other comprehensive income (loss) before reclassifications	330	(1,833)	(1,503)
Amounts reclassified to earnings	—	415	415
Balance at December 31, 2020	$(630)	$(1,418)	$(2,048)

Balance at January 1, 2019	$(1,108)	$—	$(1,108)
Other comprehensive income before reclassifications	148	—	148
Amounts reclassified to earnings	—	—	—
Balance at December 31, 2019	$(960)	$—	$(960)

16. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2020, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights (“DERs”) to employees, officers, directors and consultants of the Company.
The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016, 2017 and 2019 which increased the common stock reserved for issuance under the plan to an aggregate 6,580,277 shares. The Company assumed Progenics equity plans due to the acquisition as discussed in Note 1, “Description of Business”.
Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of goods sold	$2,820	$2,091	$1,140
Sales and marketing	1,821	1,953	1,244
General and administrative	7,333	6,990	4,990
Research and development	2,101	1,458	1,344
Total stock-based compensation expense	$14,075	$12,492	$8,718
Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.

A summary of option activity for 2020 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2020	272,224	$17.44
Options granted	2,027,744	$19.44
Options exercised	(8,868)	$8.72
Options cancelled and forfeited	(715,881)	$19.47
Outstanding at December 31, 2020	1,575,219	$19.03	4.8	229,390
Exercisable at December 31, 2020	1,271,041	$19.72	3.8	228,958
The table below summarizes the key weighted-average assumptions used in valuing stock options granted:

Year Ended December 31, 2020
Expected volatility	71.1%
Risk-free interest rate	0.3%
Expected life (in years)	3.5
Expected dividend yield	—
All options granted during the year ended December 31, 2020 represent Replacement Stock Options issued in connection with the Progenics Acquisition, of which $7.1 million related to precombination services for awards that had vested prior to the acquisition and was recorded as a component of consideration transferred in the Progenics Acquisition. The unvested Replacement Stock Options have remaining vesting terms ranging from 0.1 years to 3.7 years and will be recognized as expense over the requisite service period. There were no options granted during the years ended December 31, 2019 and 2018.
The weighted average grant-date fair value for stock option awards granted during the fiscal year ended December 31, 2020 was $5.67 per option.
During the years ended December 31, 2020, 2019 and 2018, 8,868, 67,558 and 192,550 options were exercised having aggregate intrinsic values of $0.1 million, $0.6 million and $2.4 million, respectively.
As of December 31, 2020, there was $1.9 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock
A summary of restricted stock awards and restricted stock units activity for 2020 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2020	1,031,772	$15.20
Granted	786,006	$15.00
Vested	(610,804)	$12.45
Forfeited	(99,108)	$15.53
Nonvested balance at December 31, 2020	1,107,866	$16.58
Restricted stock generally vest over 3 years. As of December 31, 2020, there was $11.8 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant-date fair value for restricted stock granted during the fiscal years ended December 31, 2020, 2019 and 2018 was $15.00, $23.33 and $15.46 per share, respectively. The total fair value of restricted stock vested in fiscal years 2020, 2019 and 2018 was $7.6 million, $6.8 million and $4.3 million, respectively.

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
A summary of performance restricted stock award activity for 2020 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2020	226,010	$16.62
Granted	9,767	$16.40
Vested	(235,777)	$16.40
Forfeited	—	$—
Nonvested balance at December 31, 2020	—	$—
The total fair value of the performance restricted stock vested in fiscal year 2020 was $3.9 million. Performance restricted stock awards granted in 2020 relate to the Company’s overachievement of performance targets. There were no performance restricted stock awards granted during the years ended December 31, 2019 and 2018.
Total Stockholder Return Restricted Stock Awards (“TSR Awards”)
During the years ended December 31, 2020, 2019 and 2018, the Company granted total stockholder return (“TSR”) Awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo Simulation valuation model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	53.3%	71.7%	84.3%
Risk-free interest rate	0.7%	2.4%	2.4%
Expected life (in years)	2.8	2.9	2.8
Expected dividend yield	—	—	—
A summary of TSR Award activity for 2020 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2020	306,230	$30.56
Granted	220,971	$23.43
Vested	—	$—
Forfeited	(35,430)	$27.47
Nonvested balance at December 31, 2020	491,771	$27.58
As of December 31, 2020, there was $6.2 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted average grant-date fair value for TSR Awards granted during the fiscal years ended December 31, 2020, 2019 and 2018 was $23.43, $39.92 and $22.76 per share, respectively.

17. Leases
Adoption of ASC Topic 842, “Leases”
The Company adopted ASC 842 on January 1, 2019, using the prospective approach which provides a method for recording existing leases at adoption using the effective date of the standard as its initial application date. ASC 842 generally requires all leases to be recognized on the balance sheet. In addition, the Company elected the relief package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company not to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The reported results for 2020 and 2019 reflect the application of ASC 842 guidance. The adoption of ASC 842 resulted in the recording of an additional lease asset and lease liability of approximately $1.1 million as of January 1, 2019. ASC 842 did not materially impact the Company’s consolidated results of operations, equity or cash flows as of the adoption date or for the periods presented.
Leases
The Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for vehicles, corporate offices and certain equipment.
Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements with lease and non-lease components are accounted for separately. As the Company’s leases do not provide an implicit rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company assumed two operating leases as a result of the Progenics acquisition related to office space at the World Trade Center in New York City, pursuant to a lease agreement expiring in September 2030 and a radiopharmaceutical manufacturing facility in Somerset, New Jersey under a sublease agreement expiring in November 2028, which were recorded as of June 19, 2020, for $18.6 million and $0.6 million, respectively. The Company excluded the Puerto Rico operating lease amounts classified as held for sale as of December 31, 2020.
Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Other long-term assets	$18,441	$935
Finance	Property, plant and equipment, net	525	348
Total leased assets		$18,966	$1,283
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,164	$193
Finance	Current portion of long-term debt and other borrowings	249	143
Noncurrent
Operating	Other long-term liabilities	17,501	812
Finance	Long-term debt, net and other borrowings	246	186
Total leased liabilities		$19,160	$1,334
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease expense	$1,471	$223
Finance lease expense
Amortization of ROU assets	196	167
Interest on lease liabilities	21	11
Short-term lease expense	70	91
Total lease expense	$1,758	$492
Other information related to leases were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (Years):
Operating leases	9.7	4.8
Finance leases	2.4	2.5
Weighted-average discount rate:
Operating leases	4.4%	5.1%
Finance leases	5.3%	5.4%

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,202	230
Operating cash flows from finance leases	21	11
Financing cash flows from finance leases	207	190
ROU assets obtained in exchange for lease obligations:
Operating leases	19,210	—
Finance leases	373	379
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(in thousands)	Operating Leases (1)	Finance Leases
2021	$1,964	$231
2022	2,213	216
2023	2,255	78
2024	2,297	—
2025	2,340	—
Thereafter	12,170	—
Total future minimum lease payments	23,239	525
Less: interest	4,574	30
Total	$18,665	$495

(1)Amounts exclude lease payments of $0.9 million associated with its Puerto Rico subsidiary that is classified as held for sale

18. Net (Loss) Income Per Common Share
A summary of net (loss) income per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net (loss) income	$(13,473)	$31,667	$40,518

Basic weighted-average common shares outstanding	54,134	38,988	38,233
Effect of dilutive stock options	—	75	61
Effect of dilutive restricted stock	—	1,050	1,207
Diluted weighted-average common shares outstanding	54,134	40,113	39,501

Basic (loss) income per common share	$(0.25)	$0.81	$1.06
Diluted (loss) income per common share	$(0.25)	$0.79	$1.03

Antidilutive securities excluded from diluted net (loss) income per common share	3,175	50	424

19. Commitments and Contingencies
Purchase Commitments
The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
As of December 31, 2020, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2021	$4,132
2022	2,066
Total	$6,198
The Company has entered into agreements which contain certain percentage volume purchase requirements. The Company has excluded these future purchase commitments from the table above since there are no minimum purchase commitments or payments under these agreements.
License Agreements
The Company has entered into license agreements in which fixed payments have been committed to be paid on an annual basis.
As of December 31, 2020, future fixed payments required under license agreements are $0.7 million. The Company may be required to pay additional amounts up to approximately $90.6 million in contingent payments under the Company’s license agreements. These contingent payments include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events and the amounts and timing of such potential obligations are unknown or uncertain.
Legal Proceedings
From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The costs and outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

As of December 31, 2020, the Company had the following material ongoing litigation in which the Company was a party:
RELISTOR Subcutaneous Injection
Between November 19, 2015 and September 18, 2017, Progenics, Salix, Valeant (now Bausch) and Wyeth filed multiple lawsuits against Mylan Pharmaceuticals and certain of its affiliates (collectively, “Mylan”) in the United States District Court for the District of New Jersey (the “NJ Court”) for infringement of certain U.S. patents based upon Mylan’s filing of multiple ANDAs seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of those patents expire. These actions were later consolidated into two separate actions in the District of New Jersey.
On May 1, 2018, in the lead action, the NJ Court granted Plaintiffs’ motion for partial summary judgment as to the validity of a particular claim that Mylan had admitted it infringed. On May 23, 2018, the NJ Court entered an order for final judgment in favor of Plaintiffs and against Mylan on that particular claim. As a result, trial on the merits in the lead action was adjourned, allowing trial, if necessary, to be consolidated with the lagging, second action. On August 20, 2020, the parties agreed to dismiss all claims, affirmative defenses, and counterclaims in the lagging action and proceed to a full trial on the merits for the patents asserted in the lead action.
On May 25, 2018, Mylan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On April 8, 2020, the CAFC issued its decision reversing the NJ Court’s grant of summary judgment and remanding for further proceedings. On June 22, 2020, Plaintiffs filed a petition for rehearing/rehearing en banc, and on July 24, 2020, that petition was denied.
On December 23, 2020, Plaintiffs and Mylan entered into a Settlement and License Agreement (the “Mylan Settlement Agreement”) relating to the actions in the NJ Court. The Mylan Settlement Agreement provides for a full settlement and release by both Plaintiffs and Mylan for all claims that were or could have been asserted in the district court cases and all resulting damages or other remedies. Plaintiffs and Mylan filed a Stipulated Order of Dismissal after the execution of the Mylan Settlement Agreement, and the matter has been dismissed.
RELISTOR Tablets - Actavis
Between December 6, 2016 and December 8, 2017, Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (collectively, “Actavis”) in the NJ Court for infringement of certain U.S. patents based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of those patents expire. The actions were later consolidated into a single action in the NJ Court.
On May 6-9, 2019, a bench trial was held, and on July 17, 2019, the NJ Court issued an Order finding the asserted claims of a certain U.S. patent valid and infringed. The NJ Court additionally ordered that the effective date of any approval of Actavis’s ANDA may not be earlier than the expiration date of that patent. Actavis filed an appeal of the NJ Court’s decision with the CAFC on August 13, 2019. The matter is currently pending on appeal at the CAFC and merits briefing has concluded. Actavis’s opening brief was filed February 6, 2020. The Plaintiffs filed their responsive brief on September 15, 2020. Actavis’s reply brief was filed on December 7, 2020.
On June 13, 2019, Progenics, Salix, Bausch, and Wyeth filed another suit against Actavis in the NJ Court for infringement of a separate, and at that time, recently granted U.S. patent based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires.
On February 12, 2021, Plaintiffs and Actavis entered into a Settlement and License Agreement (the “Actavis Settlement Agreement”) relating to the actions in the NJ Court and the related Federal Circuit appeal. The Actavis Settlement Agreement provides for a full settlement and release by both Plaintiffs and Actavis of all claims that were or could have been asserted in the NJ Court cases and all resulting damages or other remedies. Plaintiffs and Actavis have further agreed to file a Stipulation and Order to dismiss the pending district court action and a Motion for Voluntary Dismissal of the appeal.
RELISTOR European Opposition Proceedings
In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the opposition division provided notice that the three European patents would be revoked. Each of these matters were appealed to the European Patent Office. Oral proceedings for EP1615646 were held on September 22, 2020. The decision under appeal was set aside and the case was remitted to the opposition division for further prosecution. The deadline for written submissions prior to an oral hearing is July 27, 2021. The oral hearing is set for September 27, 2021. On November 13, 2020, Progenics withdrew the appeal for EP2368553 and EP2368554. Notices of termination of the proceedings with revocation of the patent were issued on November 23, 2020 for EP2368553 and EP2368554. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
German PSMA-617 Litigation
On November 8, 2018, Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), filed a complaint against the University of Heidelberg (the “University”) in the District Court in Mannheim, Germany (the “German District Court”). In this Complaint, MIP claimed that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617 that were filed by the University. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.
On November 27, 2018, MIP requested that the European Patent Office (“EPO”) stay the examination of a certain European Patent (EP) and related Divisional Applications, pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in corresponding U.S. patent applications (U.S. Serial Nos. 15/131,118; 15/805,900; 16/038,729, 16/114,988, 16/510,495, 16/551,198). MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications (U.S. Serial Nos. 16/510,495, 16/551,198). On March 6, 2020, MIP filed with the USPTO a notice stating that the Power of Attorney in certain pending U.S. patent applications was signed by less than all applicants or owners of the applications.
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
MIP filed a Notice of Appeal of the German District Court’s decision on September 24, 2020 and filed its appeal brief on November 26, 2020. Responsive briefs are due on March 12, 2021. MIP is also considering its legal and procedural alternatives against the defendants in other jurisdictions and proceedings. If MIP is not successful in its appeal, it will be responsible for the German court fees and fees and disbursements of defendant’s and intervenor’s counsel, both at first instance and on appeal. Most of such fees and disbursements at first instance are covered by the aforementioned cash security deposited with the German District Court. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
Whistleblower Complaint
In July 2019, Progenics received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”). Dr. Mahmood sought reinstatement to his former position of Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint asserted claims of violation of Section 806 of SOX. The DOL action has been dismissed. Progenics filed an answer to Dr. Mahmood’s complaint on August 26, 2020 and the initial pre-trial conference was held on September 16, 2020. The parties entered into mediation in connection with Dr. Mahmood’s complaint on December 8, 2020, and the matter was settled pursuant to a Confidential Negotiated Settlement Agreement dated December 30, 2020. A Stipulation of Dismissal with Prejudice was then filed with the court, and the matter was dismissed with prejudice.
20. 401(k) Plan
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

Expense recognized by the Company for matching contributions made to the 401(k) Plan was $0.8 million, $2.1 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
21. Segment Information
The Company reports two operating segments, U.S. and International, based on geographic customer base. The results of these operating segments are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s segments derive revenues through the manufacture, marketing, selling and distribution of medical imaging products, focused primarily on cardiovascular diagnostic imaging. The Company does not identify or allocate assets to its segments other than goodwill. Management is in the process of evaluating the Company’s operating and reporting structure. The Company anticipates this evaluation, which it expects to complete during 2021, may result in a change to the Company’s existing operating segment reporting structure.
Selected information regarding the Company’s segments are provided as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue by product and geography from external customers
U.S.
DEFINITY	$207,270	$211,777	$178,440
TechneLite	69,729	72,534	74,042
Other nuclear	36,864	36,231	48,935
Rebates and allowances	(19,067)	(16,553)	(12,837)
Total U.S. Revenues	294,796	303,989	288,580
International
DEFINITY	6,046	5,731	4,633
TechneLite	16,512	14,058	24,816
Other nuclear	22,060	23,574	25,349
Rebates and allowances	(4)	(15)	(4)
Total International Revenues	44,614	43,348	54,794
Worldwide
DEFINITY	213,316	217,508	183,073
TechneLite	86,241	86,592	98,858
Other nuclear	58,924	59,805	74,284
Rebates and allowances	(19,071)	(16,568)	(12,841)
Total Revenues	$339,410	$347,337	$343,374

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating income
U.S.	$(10,363)	$44,275	$56,327
International	6,165	7,386	8,161
Total operating (loss) income	(4,198)	51,661	64,488
Interest expense	9,479	13,617	17,405
Loss on extinguishment of debt	—	3,196	—
Other (income) loss	(2,198)	6,221	(2,465)
(Loss) income before income taxes	$(11,479)	$28,627	$49,548

Depreciation and amortization
U.S.	$23,007	$11,673	$12,278
International	244	414	491
Total depreciation and amortization	$23,251	$12,087	$12,769

	December 31,
(in thousands)	2020	2019
Long-lived assets
U.S.	$120,147	$115,560
International(1)	24	937
Total long-lived assets	$120,171	$116,497
________________________________
(1)2020 Amount excludes Puerto Rico as the Company has identified its Puerto Rico entity as held for sale.
22. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charged to Income	Deductions from Reserves(1)	Other Adjustments	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2020	$942	$313	$(160)	$(7)	$1,088
Year ended December 31, 2019	$1,119	$146	$(323)	$—	$942
Year ended December 31, 2018	$977	$321	$(179)	$—	$1,119

Rebates and allowances
Year ended December 31, 2020	$6,985	$19,675	$(16,706)	$(604)	$9,350
Year ended December 31, 2019	$4,654	$16,729	$(14,237)	$(161)	$6,985
Year ended December 31, 2018	$2,860	$13,202	$(11,047)	$(361)	$4,654
________________________________
(1)Amounts charged to deductions from allowance for doubtful accounts represent the write-off of uncollectible balances and represent payments for rebates and allowances.

23. Subsequent Events
On January 29, 2021, the Company sold all of the stock of its Puerto Rican radiopharmacy servicing subsidiary to PharmaLogic Holdings Corp. (“PharmaLogic”) pursuant to its previously announced Securities Purchase Agreement. The Company and PharmaLogic also entered into a long-term supply agreement under which the Company will continue to supply the Puerto Rico operations with certain products to meet a percentage of PharmaLogics’ commercial requirements.
As previously disclosed, the purchase price paid for the transaction is $18.0 million in cash, subject to working capital and other customary adjustments. The Company expects to record a gain on the sale. Proceeds from this transaction will be used in the Company’s core businesses and product pipeline.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2020, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021
Changes in Internal Controls Over Financial Reporting
Management has completed the evaluation and integration of the internal controls of the acquired Progenics business into the Company’s existing operations for the year ended December 31, 2020. After such evaluation and integration, there were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting from the commencement of such changes. We are continually monitoring and assessing the pandemic status to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
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
The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.
Item 11. Executive Compensation
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

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
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 1, 2019, among Lantheus Holdings, Inc., Plato Merger Sub, Inc. and Progenics Pharmaceuticals, Inc.	8-K	001-36569	10.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	April 27, 2018
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
10.4+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010
10.5+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010
10.6+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010
10.7+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010
10.9†	Manufacturing and Supply Agreement, dated as of February 1, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.2	May 15, 2012
10.10†	First Amendment to Manufacturing and Supply Agreement, dated as of May 3, 2012, for the manufacture of DEFINITY® by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	333-169785	10.1	August 14, 2012
10.12+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.13+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.14+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.15+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015
10.16+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.17+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.18+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.19+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015
10.20+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.21†	Second Amendment, effective September 2, 2016, to the Manufacturing and Supply Agreement, dated as of February 1, 2012 and amended on May 3, 2012, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.2	November 1, 2016

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.22+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.23+	Lantheus Holdings, Inc. 2017 Employee Stock Purchase Plan	8-K	001-36569	10.2	April 28, 2017
10.24†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.	10-Q	001-36569	10.1	August 1, 2017
10.25+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-K	001-36569	10.68	February 20, 2019
10.26+	Employment Agreement dated as of November 22, 2013, by and between Lantheus Medical Imaging, Inc. and Michael Duffy.	10-K	001-36569	10.69	February 20, 2019
10.27+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.28+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.29+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019
10.30+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019
10.31	Credit Agreement dated as of June 27, 2019 by and among Wells Fargo Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	10-Q	001-36569	10.3	July 25, 2019
10.32	Amendment No. 1 to Credit Agreement, dated as of June 19, 2020, among Lantheus Medical Imaging, Inc., as borrower, Lantheus Holdings, Inc. and Wells Fargo Bank, N.A., as administrative agent and collateral agent*	10-Q	001-36539	10.2	July 31, 2020
10.33	Contingent Value Rights Agreement dated as of June 19, 2020, by and between Lantheus Holdings, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36569	10.1	June 22, 2020
10.34	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.35	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.36	License Agreement, dated February 3, 2011, by and between Salix Pharmaceuticals, Inc., the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.	10-Q	000-23143	10.37(16)	May 10, 2011
10.37	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016
10.38	Loan Agreement, dated November 4, 2016, between the Registrant through its wholly-owned subsidiary MNTX Royalties Sub LLC and Healthcare Royalty Partners III, L.P.	8-K	000-23143	10.53(24)	November 7, 2016
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	February 25, 2021
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

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2021
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2021
Robert J. Marshall, Jr.

/S/ BRIAN MARKISON	Chairman of the Board of Directors	February 25, 2021
Brian Markison

/S/ SAMUEL R. LENO	Director	February 25, 2021
Samuel R. Leno

/S/ JULIE H. MCHUGH	Director	February 25, 2021
Julie H. McHugh

/S/ GARY J. PRUDEN	Director	February 25, 2021
Gary J. Pruden

/S/ GERARD BER	Director	February 25, 2021
Gerard Ber

/S/ DR. FREDERICK A. ROBERTSON	Director	February 25, 2021
Dr. Frederick A. Robertson

/S/ HEINZ MAUSLI	Director	February 25, 2021
Heinz Mausli

/S/ DR. JAMES H. THRALL	Director	February 25, 2021
Dr. James H. Thrall