Form 10-Q
period 2021-06-30
Lantheus Holdings, Inc.
filed 2021-07-28
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 67,604,097 shares of common stock, $0.01 par value, outstanding as of July 23, 2021.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$91,500	$79,612
Accounts receivable, net	54,892	54,002
Inventory	31,719	35,744
Other current assets	8,102	9,625
Assets held for sale	—	5,242
Total current assets	186,213	184,225
Property, plant and equipment, net	118,493	120,171
Intangibles, net	365,259	376,012
Goodwill	61,189	58,632
Deferred tax assets, net	64,777	70,147
Other long-term assets	61,871	60,634
Total assets	$857,802	$869,821
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$10,372	$20,701
Accounts payable	21,471	16,284
Accrued expenses and other liabilities	41,983	41,726
Liabilities held for sale	—	1,793
Total current liabilities	73,826	80,504
Asset retirement obligations	14,797	14,020
Long-term debt, net and other borrowings	169,249	197,699
Other long-term liabilities	91,790	63,393
Total liabilities	349,662	355,616
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 67,592 and 66,875 shares issued and outstanding, respectively)	676	669
Additional paid-in capital	676,059	665,530
Accumulated deficit	(167,595)	(149,946)
Accumulated other comprehensive loss	(1,000)	(2,048)
Total stockholders’ equity	508,140	514,205
Total liabilities and stockholders’ equity	$857,802	$869,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$101,064	$66,010	$193,573	$156,714
Cost of goods sold	54,976	40,162	106,455	92,864
Gross profit	46,088	25,848	87,118	63,850
Operating expenses
Sales and marketing	17,631	6,305	31,804	16,435
General and administrative	43,177	20,670	59,315	37,369
Research and development	12,061	4,418	22,421	8,466
Total operating expenses	72,869	31,393	113,540	62,270
Gain on sale of assets	—	—	15,263	—
Operating (loss) income	(26,781)	(5,545)	(11,159)	1,580
Interest expense	1,937	1,914	4,655	3,860
Gain on extinguishment of debt	—	—	(889)	—
Other income	(182)	(756)	(731)	(1,106)
Loss before income taxes	(28,536)	(6,703)	(14,194)	(1,174)
Income tax (benefit) expense	(1,879)	309	3,455	2,501
Net loss	$(26,657)	$(7,012)	$(17,649)	$(3,675)
Net loss per common share:
Basic	$(0.39)	$(0.16)	$(0.26)	$(0.09)
Diluted	$(0.39)	$(0.16)	$(0.26)	$(0.09)
Weighted-average common shares outstanding:
Basic	67,505	43,135	67,300	41,284
Diluted	67,505	43,135	67,300	41,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(26,657)	$(7,012)	$(17,649)	$(3,675)
Other comprehensive income (loss):
Foreign currency translation	194	252	296	(194)
Unrealized gain (loss) on cash flow hedges, net of tax	46	(464)	752	(1,452)
Total other comprehensive income (loss)	240	(212)	1,048	(1,646)
Comprehensive loss	$(26,417)	$(7,224)	$(16,601)	$(5,321)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205
Net income	—	—	—	9,008	—	9,008
Other comprehensive income	—	—	—	—	808	808
Stock option exercises and employee stock plan purchases	155	1	2,379	—	—	2,380
Vesting of restricted stock awards and units	489	5	(5)	—	—	—
Shares withheld to cover taxes	(85)	(1)	(1,598)	—	—	(1,599)
Stock-based compensation	—	—	3,317	—	—	3,317
Balance, March 31, 2021	67,434	$674	$669,623	$(140,938)	$(1,240)	$528,119
Net loss	—	—	—	(26,657)	—	(26,657)
Other comprehensive income	—	—	—	—	240	240
Stock option exercises and employee stock plan purchases	116	1	2,042	—	—	2,043
Vesting of restricted stock awards and units	51	1	(1)	—	—	—
Shares withheld to cover taxes	(9)	—	(193)	—	—	(193)
Stock-based compensation	—	—	4,588	—	—	4,588
Balance, June 30, 2021	67,592	$676	$676,059	$(167,595)	$(1,000)	$508,140

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	39,251	$393	$251,641	$(136,473)	$(960)	$114,601
Net income	—	—	—	3,337	—	3,337
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Stock option exercises and employee stock plan purchases	33	—	366	—	—	366
Vesting of restricted stock awards and units	563	6	(6)	—	—	—
Shares withheld to cover taxes	(97)	(1)	(1,546)	—	—	(1,547)
Stock-based compensation	—	—	3,075	—	—	3,075
Balance, March 31, 2020	39,750	$398	$253,530	$(133,136)	$(2,394)	$118,398
Net loss	—	—	—	(7,012)	—	(7,012)
Other comprehensive loss	—	—	—	—	(212)	(212)
Stock option exercises and employee stock plan purchases	7	—	50	—	—	50
Vesting of restricted stock awards and units	242	2	(2)	—	—	—
Shares withheld to cover taxes	(36)	(1)	(484)	—	—	(485)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	394,065	—	—	394,334
Fair value of replacement options related to pre-acquisition services	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	3,385	—	—	3,385
Balance, June 30, 2020	66,808	$668	$657,669	$(140,148)	$(2,606)	$515,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(17,649)	$(3,675)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and accretion	17,749	7,764
Impairment of long-lived assets	—	7,275
Amortization of debt related costs	185	338
Changes in fair value of contingent assets and liabilities	25,900	—
Gain on extinguishment of debt	(889)	—
Provision for excess and obsolete inventory	2,039	1,531
Stock-based compensation	7,905	6,460
Gain on sale of assets	(15,263)	—
Deferred taxes	2,685	1,067
Long-term income tax receivable	(731)	(1,109)
Long-term income tax payable and other long-term liabilities	1,147	1,409
Other	1,097	614
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	1,551	2,087
Inventory	1,888	(6,777)
Other current assets	2,171	1,742
Accounts payable	5,888	(3,452)
Accrued expenses and other liabilities	14	(8,022)
Net cash provided by operating activities	35,687	7,252
Investing activities
Capital expenditures	(5,176)	(4,953)
Proceeds from sale of assets, net	15,823	—
Lending on bridge loan	—	(10,000)
Cash acquired in acquisition of business	—	17,562
Net cash provided by investing activities	10,647	2,609
Financing activities
Payments on long-term debt and other borrowings	(38,137)	(7,032)
Equity issuance costs	—	(345)
Deferred financing costs	—	(1,225)
Proceeds from stock option exercises	4,086	50
Proceeds from issuance of common stock	337	366
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1,792)	(2,032)
Net cash used in financing activities	(35,506)	(10,218)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	120	(112)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,948	(469)
Cash, cash equivalents and restricted cash, beginning of period	82,694	92,919
Cash, cash equivalents and restricted cash, end of period	$93,642	$92,450

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$91,500	$90,309
Restricted cash included in other long-term assets	2,142	2,141
Cash, cash equivalents and restricted cash at end of period	$93,642	$92,450

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics (as of the Closing Date, as defined below), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or any future period.
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, which resulted in a change in operating segments. Please refer to Note 19, “Segment Information”, for further details.
The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities Exchange Commission (“SEC”) on February 25, 2021.
Progenics Acquisition
On June 19, 2020 (the “Closing Date”), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020 (the “Merger Agreement”), by and among Holdings, Plato Merger Sub, Inc., a wholly-owned subsidiary of Holdings (“Merger Sub”), and Progenics, Holdings completed the previously announced acquisition of Progenics by means of a merger of Merger Sub with and into Progenics, with Progenics surviving such merger as a wholly-owned subsidiary of Holdings (the “Progenics Acquisition”).
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent has begun. Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% (which the Company estimates could be approximately $100.0 million) of the total consideration the Company pays in the Progenics Acquisition. No fractional shares of Holdings common stock were issued in the Progenics Acquisition, and Progenics’ former stockholders have received cash in lieu of any fractional shares of Holdings common stock. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders.
Please refer to Note 8, “Business Combinations”, for further details on the acquisition.
COVID-19

The Company experienced operational and financial impacts from the COVID-19 pandemic beginning late in the first quarter of 2020 and through the date of this filing, including the impact of stay-at-home mandates and advisories, and a decline in the volume of certain procedures and treatments using the Company’s products. For example, there has been a substantial reduction in pulmonary ventilation studies in which the Company’s product, Xenon, is used. As a result of the COVID-19 pandemic, the Company undertook a thorough analysis of all its discretionary expenses. In the first quarter of 2020, the Company implemented certain cost reduction initiatives. For most of the second quarter of 2020, the Company reduced the Company’s work week from five days to four days and reduced the pay for employees by varying amounts depending on level of seniority.
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives and paused new enrollment in the Phase 2 trial of 1095 in metastatic castrate-resistant prostate cancer (“mCRPC”) patients to minimize the risk to subjects and healthcare providers during the pandemic. New enrollment in that study restarted in October 2020. GE Healthcare Limited (“GE Healthcare”), the Company’s development and commercialization partner for flurpiridaz fluorine-18 (“F 18”), also delayed enrollment in the second Phase 3 clinical trial of flurpiridaz F 18 because of the pandemic and resumed enrollment in the third quarter of 2020.
Although the COVID-19 pandemic appears to have begun to recede in much of the United States, the pandemic could still have a future negative impact on the Company's business, particularly if there is a resurgence as a result of mutations or other variations to the virus that increase its communicability or its impact on certain populations. While the impact of COVID-19 on the Company’s results of operations and cash flows has been material, given continued uncertainty about the future trajectory of the pandemic, the Company remains unable to accurately predict the impact of COVID-19 on its overall 2021 operations and financial results or cash flows and whether the on-going impact of COVID-19 could lead to potential future impairments.
2. Summary of Significant Accounting Policies
Reclassifications
Certain immaterial reclassifications in the prior period consolidated statement of cash flows have been reclassified to conform to the current year period financial statement presentation. Reclassifications include $0.2 million from provision for bad debt to other at June 30, 2020. The Company had a reclassification in presentation related to rebates and allowances within product revenue. Please refer to Note 3, “Revenue from Contracts with Customers” for further details.
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Adopted During the Six Months Ended June 30, 2021
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
		January 1, 2021	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines (in thousands)	2021	2020	2021	2020
Product revenue, net(1)	$93,562	$64,927	$180,881	$155,140
License and royalty revenues	7,502	1,083	12,692	1,574
Total revenues	$101,064	$66,010	$193,573	$156,714
________________________________
(1)The Company’s principal products include DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of AZEDRA and PYLARIFY. Strategic partnerships and other includes partnerships related to other products, such as RELISTOR, that improve patient outcomes and care.
Revenue by product category on a net basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020(1)	2021	2020(1)
DEFINITY	$59,842	$37,125	$115,813	$89,630
TechneLite	23,772	18,668	46,572	41,447
Other precision diagnostics	6,742	7,140	13,726	20,197
Total precision diagnostics	90,356	62,933	176,111	151,274
Radiopharmaceutical oncology	2,812	2,183	4,312	4,151
Strategic partnerships and other	7,896	894	13,150	1,289
Total revenues	$101,064	$66,010	$193,573	$156,714
________________________________
(1)The Company reclassified rebates and allowances of $3.5 million and $8.2 million within each product category, which included $3.2 million and $7.5 million for DEFINITY, $0.3 million and $0.6 million for TechneLite and zero and $0.1 million for other precision diagnostics, for the three and six months ended June 30, 2020, respectively.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, interest rate swaps, a contingent receivable and contingent consideration liabilities. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The fair value of the interest rate swaps is determined based on observable market-based inputs, including interest rate curves and reflects the contractual terms of these instruments, including the period to maturity. Please refer to Note 13, “Derivative Instruments”, for further details on the interest rate swaps. The Company recorded a contingent receivable and the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market. Please refer to Note 8, “Business Combinations”, for further details on the acquisition.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$38,547	$38,547	$—	$—
Contingent receivable	13,400	—	—	13,400
Total assets	$51,947	$38,547	$—	$13,400
Liabilities:
Interest rate swaps	$897	$—	$897	$—
Contingent consideration liabilities	43,800	—	—	43,800
Total liabilities	$44,697	$—	$897	$43,800

	December 31, 2020
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$35,457	$35,457	$—	$—
Contingent receivable	11,300	—	—	11,300
Total assets	$46,757	$35,457	$—	$11,300
Liabilities:
Interest rate swaps	$1,908	$—	$1,908	$—
Contingent consideration liabilities	15,800	—	—	15,800
Total liabilities	$17,708	$—	$1,908	$15,800

During the three and six months ended June 30, 2021, there were no transfers into or out of Level 3.
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
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Refer to Note 1, “Basis of Presentation” for further details on the CVRs. Additionally, the Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million related to a 1404 commercialization milestone. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the CVRs and the 2013 Acquisition, each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
Significant changes in any of the probabilities of success, the probabilities as to the periods in which milestones will be achieved, discount rates or underlying revenue forecasts would result in a significantly higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, including the CVRs, will be consistent with any recurring fair value estimate of such contingent consideration liabilities.

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at June 30, 2021.

	Fair Value at				Assumptions
(in thousands)	June 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	June 30, 2021	December 31, 2020
Contingent receivable:
Regulatory milestone	$3,300	$3,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2022	2021
				Probability of success	90%	90%
				Discount rate	18%	24%
Royalties	10,100	8,100	Probability adjusted discounted cash flow model
				Probability of success	13% - 77%	13% - 77%
				Discount rate	18%	24%
Total	$13,400	$11,300

	Fair Value at				Assumptions
(in thousands)	June 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	June 30, 2021	December 31, 2020
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$30,400	$4,200	Monte-Carlo simulation	Period of expected milestone achievement	2022 - 2023	2022 - 2023
				Discount rate	18%	24%
1095 commercialization milestone	1,900	2,200	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	45%
				Discount rate	0.9%	0.5%
Net sales targets - AZEDRA and 1095	11,500	9,400	Monte-Carlo simulation
				Probability of success	40% - 100%	40% - 100%
				Discount rate	17% - 18%	23% - 24%
Total	$43,800	$15,800

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value, beginning of period	$11,300	$—	$15,800	$—
Progenics acquisition	—	10,100	—	16,300
Changes in fair value included in net loss	2,100	—	28,000	—
Fair value, end of period	$13,400	$10,100	$43,800	$16,300
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in an expense of $25.9 million for the six months ended June 30, 2021 and was primarily due to changes in revenue forecasts, changes in market conditions, a decrease in discount rates and the passage of time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income tax (benefit) expense	$(1,879)	$309	$3,455	$2,501
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company assessed the need for a valuation allowance against certain state tax credit carryforwards added through the Progenics Acquisition. The Company continues to record other valuation allowances of $1.2 million against the net deferred tax assets of its U.K. subsidiary, and $2.2 million against the net deferred tax assets of its Sweden subsidiary.
In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company recorded a liability for uncertain state tax positions related to the acquired business and simultaneously entered into a tax indemnification agreement with BMS under which BMS agreed to indemnify the Company for any payments made to settle those uncertain tax positions with the state taxing authorities. Accordingly, a long-term receivable is recorded to account for the expected value to the Company of future indemnification payments to be paid on behalf of the Company by BMS, net of actual tax benefits received by the Company. The tax indemnification receivable is recorded within other long-term assets.
In accordance with the Company’s accounting policy, the change in the tax liabilities, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. As these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities.
For the three and six months ended June 30, 2021, the Company released $0.7 million of liabilities for uncertain tax positions, including interest and penalties of $0.5 million. This included a release of liabilities of $0.5 million, including interest and penalties of $0.4 million, due to a change in estimate with respect to the Company’s indemnified uncertain tax positions arising from an effective settlement during the year. The remaining release of $0.2 million of liability was due to the lapse of a statute of limitations.
On June 19, 2020, the Company completed the Progenics Acquisition in a transaction that is expected to qualify as a tax-deferred reorganization under Section 368 of the Internal Revenue Code. The transaction resulted in an ownership change of Progenics under Section 382 of the Internal Revenue Code and a limitation on the utilization of Progenics’ precombination tax attributes. All of Progenics’ precombination federal research and Orphan drug credits have been removed from the balance sheet, and the gross carrying value of the tax loss carryforwards reduced to their realizable value on the opening balance sheet, in accordance with the Section 382 limitation. Deferred tax liabilities arising from the purchase accounting basis step-up in identified intangibles were recorded at acquisition, resulting in an initial net overall deferred tax liability for Progenics after the application of acquisition accounting.

The Company finalized the acquisition accounting for income taxes in the first quarter of 2021 resulting in a reduction of deferred tax assets, primarily related to state research credit carryforwards and an increase to goodwill of $2.6 million.
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$14,578	$16,000
Work in process	11,687	11,212
Finished goods	5,454	8,532
Total inventory	$31,719	$35,744
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of June 30, 2021, the Company had $2.6 million of such product costs included in inventories related to DEFINITY that have been manufactured through the Company’s in-house manufacturing capabilities, which is awaiting regulatory approval.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Land	$13,450	$13,450
Buildings	72,472	70,381
Machinery, equipment and fixtures	83,758	77,854
Computer software	24,110	23,644
Construction in progress	7,431	11,254
	201,221	196,583
Less: accumulated depreciation and amortization	(82,728)	(76,412)
Total property, plant and equipment, net	$118,493	$120,171
Depreciation and amortization expense related to property, plant and equipment, net, was $3.2 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively, and $6.2 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively.
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

8. Business Combinations
On June 19, 2020, the Company completed the Progenics Acquisition. The acquisition combined the commercialization, supply chain and manufacturing expertise of the Company with the currently commercialized products and research and development (“R&D”) pipeline of Progenics. Progenics brought to the Company several commercial products and a pipeline of product candidates that further diversify the Company’s commercial and clinical development portfolios.
Under the terms of the Merger Agreement, the Company acquired all the issued and outstanding shares of Progenics common stock for a purchase price of $419.0 million by means of an all-stock transaction, which includes options to purchase Holdings common stock (“Replacement Stock Options”) for precombination services as well as CVRs.
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
Progenics Pro Forma Financial Information
Progenics has been included in the Company’s consolidated financial statements since the Closing Date. Progenics contributed revenues of $1.0 million and a net loss of $3.2 million to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020.
The following unaudited pro forma financial information presents the Company’s results as if the Progenics Acquisition had occurred on January 1, 2019:

Six Months Ended June 30, 2020
(in thousands)	Amount
Pro forma revenue	$167,619
Pro forma net loss	18,115
The unaudited pro forma financial information for all periods presented adjusts for the effects of material business combination items, including amortization of acquired intangible assets, transaction-related costs, adjustments to interest expense related to the assumption of long-term debt, retention and severance bonuses and the corresponding income tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Progenics Acquisition actually taken place on January 1, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Progenics Acquisition, including, but not limited to, revenue enhancements, cost savings or operating synergies that the combined company may achieve as a result of the Progenics Acquisition.
9. Sale of Puerto Rico Subsidiary
During the fourth quarter of 2020, the Company entered into a stock purchase agreement (the “SPA”) with one of its existing radiopharmacy customers to sell all the stock of its Puerto Rico radiopharmacy subsidiary. The assets were classified as held for sale and the Company determined that the fair value of the net assets being sold significantly exceeded the carrying value as of December 31, 2020. The transaction was consummated on January 29, 2021.
The purchase price for the stock sale was $18.0 million in cash, which includes a holdback amount of $1.8 million to be due to the Company in January 2022 and will also include a working capital adjustment once settled. The SPA contains customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the SPA.
As part of the transaction, the Company and the buyer also entered into a customary transition services agreement and a long-term supply contract under which the Company will supply the buyer with certain of the Company’s products on commercial terms and under which the buyer has agreed to certain product minimum purchase commitments.
The Company does not believe this sale of certain net assets, reported as held for sale in the international segment prior to the change in segments in the first quarter of 2021, constituted a strategic shift that would have a major effect on its operations or financial results. As a result, this transaction is not classified as discontinued operations in the Company’s accompanying consolidated financial statements.
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

The sale resulted in a pre-tax book gain of $15.3 million, which was recorded within operating income in the condensed consolidated statement of operations for the six months ended June 30, 2021.
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts site. As of June 30, 2021, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.4 million.
The Company previously operated a production facility which manufactured and processed radioactive materials at its San Juan, Puerto Rico site. As of December 31, 2020, the liability for the San Juan, Puerto Rico site was recorded in liabilities held for sale and the sale was consummated on January 29, 2021.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2021	$14,020
Accretion expense	777
Balance at June 30, 2021	$14,797
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
11. Intangibles, Net
Intangibles, net, consisted of the following:

	June 30, 2021
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(11,234)	$2,306
Customer relationships	Accelerated	97,022	(94,346)	2,676
Currently marketed products	Straight-Line	275,700	(11,205)	264,495
Licenses	Straight-Line	85,800	(7,781)	78,019
Developed technology	Straight-Line	2,400	(277)	2,123
IPR&D	N/A	15,640	—	15,640
Total		$490,102	$(124,843)	$365,259

	December 31, 2020
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,958)	$2,582
Customer relationships	Accelerated	96,865	(93,770)	3,095
Currently marketed product	Straight-Line	142,900	(5,053)	137,847
Licenses	Straight-Line	85,800	(4,008)	81,792
Developed technology	Straight-Line	2,400	(144)	2,256
IPR&D	N/A	148,440	—	148,440
Total		$489,945	$(113,933)	$376,012

The Company recorded amortization expense for its intangible assets of $6.1 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2021	$16,746
2022	33,233
2023	32,634
2024	32,563
2025	32,508
2026 and thereafter	201,935
Total	$349,619

12. Long-Term Debt, Net, and Other Borrowings
As of June 30, 2021, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2021	$5,000
2022	11,250
2023	15,000
2024	148,750
Total principal outstanding	180,000
Unamortized debt discount	(598)
Unamortized debt issuance costs	(516)
Finance lease liabilities	735
Total	179,621
Less: current portion	(10,372)
Total long-term debt, net and other borrowings	$169,249

At June 30, 2021, the Company’s interest rate under the five-year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility”) was 2.4%.
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

13. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At June 30, 2021, accumulated other comprehensive loss included $0.7 million of pre-tax deferred losses that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet:

(in thousands)		June 30, 2021	December 31, 2020
Derivatives type	Classification
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$897	$1,908
14. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax of $0.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive income before reclassifications	296	399	695
Amounts reclassified to earnings	—	353	353
Balance at June 30, 2021	$(334)	$(666)	$(1,000)

Balance at January 1, 2020	$(960)	$—	$(960)
Other comprehensive loss before reclassifications	(194)	(1,528)	(1,722)
Amounts reclassified to earnings	—	76	76
Balance at June 30, 2020	$(1,154)	$(1,452)	$(2,606)
15. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$906	$645	$1,528	$1,263
Sales and marketing	692	394	1,042	647
General and administrative	2,391	1,994	4,311	3,809
Research and development	599	352	1,024	741
Total stock-based compensation expense	$4,588	$3,385	$7,905	$6,460
16. Net (Loss) Income Per Common Share
A summary of net (loss) income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(26,657)	$(7,012)	$(17,649)	$(3,675)

Basic weighted-average common shares outstanding	67,505	43,135	67,300	41,284
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	67,505	43,135	67,300	41,284

Basic loss per common share	$(0.39)	$(0.16)	$(0.26)	$(0.09)
Diluted loss per common share	$(0.39)	$(0.16)	$(0.26)	$(0.09)

Antidilutive securities excluded from diluted net income per common share	3,173	1,649	3,173	1,517

17. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Foreign currency (gains) losses	$(13)	$(94)	$29	$220
Tax indemnification income, net	(158)	(554)	(731)	(1,109)
Interest income	(11)	(105)	(28)	(214)
Other	—	(3)	(1)	(3)
Total other income	$(182)	$(756)	$(731)	$(1,106)
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
As of June 30, 2021, the Company had the following material ongoing litigation in which the Company was a party:
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
On November 27, 2018, MIP requested that the European Patent Office (“EPO”) stay the examination of a certain European Patent and related Divisional Applications, pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in corresponding U.S. patent applications (U.S. Serial Nos. 15/131,118; 15/805,900; 16/038,729, 16/114,988, 16/510,495, 16/551,198, and 17/110,558). MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications (U.S. Serial Nos. 16/510,495, 16/551,198). On March 6, 2020, MIP filed with the

USPTO a notice stating that the Power of Attorney in certain pending U.S. patent applications was signed by less than all applicants or owners of the applications.
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
MIP filed a Notice of Appeal of the German District Court’s decision on September 24, 2020 and filed its appeal brief on November 26, 2020. The University and Endocyte each filed oppositions to MIP’s Notice of Appeal on March 12, 2021. MIP is also considering its legal and procedural alternatives against the defendants in other jurisdictions and proceedings. If MIP is not successful in its appeal, it will be responsible for the German court fees and fees and disbursements of defendant’s and intervenor’s counsel, both at first instance and on appeal. Most of such fees and disbursements at first instance are covered by a cash security deposited with the German District Court. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
Petition for Post-Grant Review
On February 4, 2021, Advanced Accelerator Applications USA, Inc. (“AAA”) filed a petition for post-grant review of U.S. Patent No. 10,640,461 (the “’461 patent”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office. The ’461 patent is owned by MIP. In the petition, AAA challenges the patentability of claims 1, 45, and 47 of the ’461 patent under 35 U.S.C. §§ 112 and 102(a)(1). On February 9, 2021, the PTAB mailed a Notice of Filing Date Accorded to Petition and Time for Filing Patent Owner Preliminary Response. The PTAB set a three month deadline for MIP to file a preliminary response. The filing of a preliminary response to the petition is optional for MIP as the patent owner. Should the PTAB decide to institute post-grant review, a schedule will be set, and MIP will be afforded three months from the date of institution to formally respond to the petition. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will be ultimately resolved.

19. Segment Information
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, including the impact on the Company’s business of the acquisition of Progenics described in Notes 1 and 8, and the sale of the Puerto Rico subsidiary in the first quarter, which resulted in a change in operating and reportable segments. The Company now operates as one business segment: the development, manufacture and sale of innovative diagnostic and therapeutic agents and products that assist clinicians in the diagnosis and treatment of heart disease, cancer and other diseases. This conclusion reflects the Company’s focus on the performance of the business on a consolidated worldwide basis. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.
20. Subsequent Events
In the third quarter of 2021, the Company concluded its assessment of eligibility related to first quarter 2021 qualified wages for the Coronavirus Aid, Relief and Economic Security Act Employee Retention Credit (“ERTC”). The Company plans to file an amended tax return for the first quarter of 2021 to claim the ERTC and continues to evaluate eligibility as related to the second quarter 2021 qualified wages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and include words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “should,” “could,” “predicts,” “hopes” and similar expressions. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) the impact of the global COVID-19 pandemic on our business, financial conditions and prospects, and on the timing and enrollment of our clinical trials; (ii) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition, including as a result of patent and regulatory exclusivity expirations; (iii) our ability to successfully launch PYLARIFY as a commercial product, including (A) our ability to obtain FDA approval for additional PET manufacturing facilities (“PMFs”) that could manufacture PYLARIFY, (B) the ability of those PMFs to supply PYLARIFY to customers, and (C) our ability to sell PYLARIFY to customers; (iv) the global Molybdenum-99 (“Mo-99”) supply; (v) our products manufactured at Jubilant HollisterStier (“JHS”) and our recently-approved modified formulation of DEFINITY (“DEFINITY RT”) to be commercially manufactured at Samsung Biologics (“SBL”); (vi) the continued integration of the Progenics products and product candidate portfolio into our business following the Progenics Acquisition; (vii) our ability to use in-house manufacturing capacity; (viii) the efforts and timing for commercialization of products or new clinical applications for our products that we or our strategic partners may develop, including flurpiridaz F 18; and (ix) our ability to develop highly contextualized assessments of disease burden using artificial intelligence (“AI”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Available Information
Our global Internet site is www.lantheus.com. We routinely make available important information, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC, free of charge on our website at investor.lantheus.com. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Quarterly Report on Form 10-Q, and any website references are not intended to be made through active hyperlinks.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview

Our Business
We are an established leader and fully integrated provider of innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. Clinicians use our agents and products in echocardiography, nuclear imaging, and oncologic therapeutics. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving better patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
Our commercial products are used by cardiologists, nuclear medicine physicians, radiologists, oncologists, urologists, internal medicine physicians, technologists and sonographers working in a variety of clinical settings. We sell our products to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices.
We produce and market our agents and products throughout the U.S., selling primarily to radiopharmacies, integrated delivery networks, hospitals, clinics and group practices. We sell our agents and products outside the U.S. through a combination of direct distribution in Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific and Latin America.
In the first quarter of fiscal year 2021, we completed the evaluation of our operating and reporting structure, including the impact on our business of the acquisition of Progenics, and the sale of our Puerto Rico subsidiary in the first quarter, which resulted in a change in our operating segments to one reportable business segment.
PYLARIFY Approval and Commercial Launch
On May 27, 2021, we announced that the FDA had approved PYLARIFY, an F 18-labeled positron emission tomography (“PET”) imaging agent targeting prostate-specific membrane antigen (“PSMA”). PYLARIFY enables the visualization of primary prostate tumors as well as bone and soft tissue metastases, with potential high clinical utility in the detection of recurrent and/or metastatic prostate cancer. The approval of PYLARIFY was based on data from two Company-sponsored pivotal studies (“OSPREY” and “CONDOR”) designed to establish the safety and diagnostic performance of PYLARIFY across the prostate cancer disease continuum. Results from OSPREY (Cohort A) demonstrated improvement in specificity and positive predictive value of PYLARIFY PET imaging over conventional imaging in men at risk for metastatic prostate cancer prior to initial definitive therapy. CONDOR studied men with biochemical recurrent prostate cancer. In patients with biochemical recurrent prostate cancer and non-informative baseline imaging, PYLARIFY demonstrated high correct localization and detection rates, including in patients with low prostate-specific antigen (“PSA”) blood level values (median PSA 0.8 ng/mL).
Upon approval, PYLARIFY was immediately available in parts of the U.S., such as the mid-Atlantic and the South. In July 2021, PYLARIFY availability expanded into additional regions, including the three largest metropolitan areas in the U.S. - New York, Los Angeles/San Diego and Chicago – as well as select locations in the Southeast, the Midwest, the Southwest and the Northwest. We expect PYLARIFY availability to continue to expand across the U.S. over the remainder of the year, with broad nationwide availability anticipated by year end.
The commercial launch of PYLARIFY is complex and expensive. We have hired and expect to continue to hire additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. To manufacture PYLARIFY, we have assembled and are qualifying a nationwide network of PMFs with radioisotope-producing cyclotrons that make fluorine-18, which has a 110 minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY, which is then transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be approved by the FDA. Although we are able to provide PYLARIFY in the regions listed above, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed, our future business, results of operations, financial condition and cash flows could be adversely affected.
In addition, obtaining adequate reimbursement for PYLARIFY will be critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels, which adequately cover the manufacturing and distribution costs associated with an F 18-based agent. We can give no assurance that pass-through status will be granted or that other adequate reimbursement can be secured to allow PYLARIFY to become successfully commercialized.
Key Factors Affecting Our Results
Our 2021 financial performance will reflect full year results of the Progenics business, whereas the prior year only incorporated results since the Closing Date. We also expect that the approval of PYLARIFY in May 2021 and subsequent launch will result in increased revenues.

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
For example, there has been a substantial reduction in pulmonary ventilation studies in which our product, Xenon, is used because of institutional concerns and professional society guidelines relating to the possible spread of COVID-19 to technicians and other patients, given that Xenon is both inhaled and exhaled by the patient. As a result, Xenon sales have decreased significantly. In March 2021, the Society of Nuclear Medicine and Medical Imaging (“SNMMI”), updated its guidance regarding in-hospital respiratory inhalation procedures administered (or performed) during the pandemic, modifying its previous position. Based on advances in testing and procedural protocols since the onset of the pandemic as well as increasing vaccination rates, SNMMI now allows that under appropriate conditions for safe administration, pulmonary ventilation studies can be performed where necessary to reach a definitive diagnosis for a patient. Notwithstanding this change in March 2021, our Xenon sales during the second quarter of 2021 continued to be at reduced levels, and we expect these reduced levels to continue for at least as long as COVID-19 precautions remain in place. We can give no assurance that Xenon sales will return to historic levels.
As a result of the COVID-19 pandemic, we undertook a thorough analysis of all our discretionary expenses. In the first quarter of 2020, we implemented certain cost reduction initiatives. For most of the second quarter of 2020, we reduced our work week from five days to four days and reduced the pay for our personnel by varying amounts, depending on level of seniority.
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
Although the COVID-19 pandemic appears to have begun to recede in much of the United States, the pandemic could still have a future negative impact on the Company's business, particularly if there is a resurgence as a result of mutations or other variations to the virus, which increase its communicability or its impact on certain populations.
While we are currently unable to estimate the impact of COVID-19 on our overall 2021 operations and financial results, we ended the second quarter of 2021 with $91.5 million of cash and cash equivalents. With our available liquidity and prudent expense management, we currently believe that we have sufficient financial resources to operate our business, support our customers, launch PYLARIFY as a new commercial product, and support the continued development of our product candidate pipeline, although we can give no assurances that we will have sufficient liquidity for all of these items, as the future trajectory of the pandemic is unknown and may affect our liquidity.
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
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we now own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we now own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.

Hatch-Waxman Act - Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. With respect to any Orange Book-listed patent covering the innovator product, the ANDA applicant must give a notice to the innovator (a “Notice”) that the ANDA applicant certifies that its generic candidate will not infringe the innovator’s Orange Book-listed patent or that the Orange Book-listed patent is invalid. The innovator can then challenge the ANDA applicant in court within 45 days of receiving that Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the ANDA applicant is resolved in court. The 30-month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in August 2021 and the full 30-month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least February 2024. If we received a Notice some number of months in the future and the full 30-month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
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
•Vialmix RFID – In August 2020, we announced the FDA approved our sNDA for our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY and DEFINITY RT. The RFID tag, which is affixed to the vial label, enables the DEFINITY or DEFINITY RT vial to be appropriately activated when utilized with the VIALMIX RFID activation device. We believe VIALMIX RFID will become available later in 2021, although that timing cannot be assured.
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

•In-House Manufacturing - We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe this investment will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We currently expect to have DEFINITY manufactured at this facility commercially available in early 2022, although that timing cannot be assured.
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
We are also pursuing additional sources of Mo-99 from potential new producers to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in late 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Inventory Supply
We obtain a substantial portion of our imaging agents from a third-party supplier. JHS is currently our sole source manufacturer of DEFINITY, NEUROLITE, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval from certain foreign regulatory authorities for JHS to manufacture certain of our products. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S. In addition to JHS, we rely on SBL as our sole source manufacturer of DEFINITY RT. Our manufacturing agreement with JHS relating to DEFINITY expires in February 2022, and our manufacturing agreements relating to NEUROLITE and Cardiolite expire in December 2023. All these agreements are subject to further extension.
We have also completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility, which will also allow us to optimize our costs and reduce our supply chain risk. We currently expect to have DEFINITY manufactured at this facility commercially available in early 2022, although that timing cannot be assured.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. These products cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our facilities in North Billerica, Massachusetts and Somerset, New Jersey.
Integration of the Progenics Acquisition
On June 19, 2020, we completed the Progenics Acquisition. Progenics’ portfolio of products and product candidates included, among other things, therapeutic agents designed to target cancer (AZEDRA, 1095 and PSMA TTC), diagnostic imaging agents designed to target PSMA for prostate cancer (PYLARIFY and 1404), RELISTOR for opioid-induced constipation, AI imaging technologies and leronlimab being developed for HIV infection. Progenics’ revenue was generated from two principal sources: first, royalties and development and commercial milestones from strategic partnerships, including royalties from Bausch Health Companies, Inc. (“Bausch”) from sales of RELISTOR; and second, AZEDRA sales.
The ultimate success of the Progenics Acquisition will depend on our ability to successfully combine the business of Progenics with our own and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies and revenue growth from the acquisition.
Our combined business is now larger and significantly more complex than our business was immediately prior to the consummation of the Progenics Acquisition. Our ability to successfully manage this combined business will depend upon our ability to continue to integrate and manage the combined business with its increased scale and scope, and increased costs and complexity. In addition, the CVRs issued as partial consideration for the Progenics Acquisition create additional operational obligations and accounting complexity. See Part II, Item 1A. “Risk Factors - The CVRs we issued as part of the Progenics Acquisition may result in substantial future payments and could divert the attention of our management; in addition, the actual payments made in connection with the CVRs, if any, may not be consistent with the estimated fair value of the CVRs that we are required to prepare for accounting purposes.” We can give no assurance that the actual amounts paid, if any, in connection with the CVRs will be consistent with any recurring fair value estimate of such CVRs.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development, including, among other things, our flurpiridaz F 18 clinical development program, the expenses of which are now being borne by GE Healthcare. The Progenics Acquisition resulted in additional and substantial clinical development expense. The PyL NDA filed with the FDA on September 29, 2020, was approved by the FDA in May 2021. For 1095, the ARROW Phase 2 study in mCRPC patients had been paused to minimize risk to subjects and healthcare providers during the pandemic, and new enrollment in that study restarted in October 2020. We also are planning additional clinical development work for AZEDRA in two new potential therapeutic indications – neuroblastoma and gastroenteropancreatic neuroendocrine tumors – and LMI 1195 as a diagnostic agent for the management of neuroblastoma. In addition, the Company has developed PSMA AI as described below under the heading “New Initiatives”. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates will be approved.
New Initiatives
In addition to integrating the new assets and programs resulting from the Progenics Acquisition, we continue to seek ways to further expand our portfolio of products and product candidates and how best to optimize the value of our current assets, evaluating a number of different opportunities to collaborate with others or to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. Consistent with the Progenics Acquisition, we are particularly interested in expanding our presence in oncology, in both radiotherapeutics and diagnostics.
•In May 2019, we commenced an initiative to build out our Pharma Services capabilities, which resides in our strategic partnerships and other revenue product category, by entering into a strategic collaboration and license agreement with NanoMab, a privately-held biopharmaceutical company focusing on the development of next generation radiopharmaceuticals for cancer precision medicine. We believe this collaboration will provide the first broadly-available PD-L1 imaging biomarker research tool to pharmaceutical companies and academic centers conducting clinical trials on immuno-oncology treatments, including combination therapies.
•In March 2021, we acquired from Ratio Therapeutics LLC (“Ratio”) (previously Noria Therapeutics, Inc.) exclusive, worldwide rights to NTI-1309, an innovative imaging biomarker that targets fibroblast activation protein (“FAP”), an emerging target with broad potential imaging applicability and use in oncology. Under the terms of this agreement, Ratio will drive the early clinical development of NTI-1309. We are integrating NTI-1309 into our portfolio of imaging biomarkers as part of our Pharma Services offering. Upon further clinical development, we will assess options to bring NTI-1309 to market as a diagnostic or potentially a therapeutic agent.
•We have also expanded our Pharma Services offering to include piflufolastat F 18 for pharmaceutical companies developing PSMA-targeted therapies and have entered into clinical supply agreements with each of Regeneron, Bayer and POINT BioPharma for use of piflufolastat F 18 in prostate cancer drug development programs.
•Our subsidiary, EXINI Diagnostics AB (“EXINI”), has developed aPROMISE, our artificial intelligence-based, deep learning-enabled, medical device software that is designed to allow healthcare professionals and researchers to perform quantitative assessments of PSMA PET/CT in oncology.
We can give no assurance as to when or if any of these Pharma Services collaborations will be successful or accretive to earnings.

In addition, as described above, we continue to expand our microbubble franchise. See “Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise–New Clinical Applications” for further details.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenues	$101,064	$66,010	$35,054	53.1%	$193,573	$156,714	$36,859	23.5%
Cost of goods sold	54,976	40,162	14,814	36.9%	106,455	92,864	13,591	14.6%
Gross profit	46,088	25,848	20,240	78.3%	87,118	63,850	23,268	36.4%
Operating expenses
Sales and marketing	17,631	6,305	11,326	179.6%	31,804	16,435	15,369	93.5%
General and administrative	43,177	20,670	22,507	108.9%	59,315	37,369	21,946	58.7%
Research and development	12,061	4,418	7,643	173.0%	22,421	8,466	13,955	164.8%
Total operating expenses	72,869	31,393	41,476	132.1%	113,540	62,270	51,270	82.3%
Gain on sale of assets	—	—	—	N/A	15,263	—	15,263	N/A
Operating (loss) income	(26,781)	(5,545)	(21,236)	383.0%	(11,159)	1,580	(12,739)	(806.3)%
Interest expense	1,937	1,914	23	1.2%	4,655	3,860	795	20.6%
Gain on extinguishment of debt	—	—	—	N/A	(889)	—	(889)	N/A
Other income	(182)	(756)	574	(75.9)%	(731)	(1,106)	375	(33.9)%
Loss before income taxes	(28,536)	(6,703)	(21,833)	325.7%	(14,194)	(1,174)	(13,020)	1109.0%
Income tax (benefit) expense	(1,879)	309	(2,188)	(708.1)%	3,455	2,501	954	38.1%
Net loss	$(26,657)	$(7,012)	$(19,645)	280.2%	$(17,649)	$(3,675)	$(13,974)	380.2%

Comparison of the Periods Ended June 30, 2021 and 2020
Revenues
We classify our revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of AZEDRA and PYLARIFY. Strategic partnerships and other includes partnerships related to other products, such as RELISTOR, that improve patient outcomes and care.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020(1)	Change $	Change %	2021	2020	Change $	Change %
DEFINITY	$59,842	$37,125	$22,717	61.2%	$115,813	$89,630	$26,183	29.2%
TechneLite	23,772	18,668	5,104	27.3%	46,572	41,447	5,125	12.4%
Other precision diagnostics	6,742	7,140	(398)	(5.6)%	13,726	20,197	(6,471)	(32.0)%
Total precision diagnostics	90,356	62,933	27,423	43.6%	176,111	151,274	24,837	16.4%
Radiopharmaceutical oncology	2,812	2,183	629	28.8%	4,312	4,151	161	3.9%
Strategic partnerships and other	7,896	894	7,002	783.2%	13,150	1,289	11,861	920.2%
Total revenues	$101,064	$66,010	$35,054	53.1%	$193,573	$156,714	$36,859	23.5%
________________________________
(1)The Company reclassified rebates and allowances of $3.5 million and $8.2 million within each product category, which included $3.2 million and $7.5 million for DEFINITY, $0.3 million and $0.6 million for TechneLite and zero and $0.1 million for other precision diagnostics for the three and six months ended June 30, 2020, respectively.
The increase in revenues for the three months ended June 30, 2021, as compared to the prior year period, is primarily driven by increases in DEFINITY and TechneLite volume period over period as a result of the COVID-19 pandemic in the prior year and the addition of the Progenics product portfolio, offset, in part, by the divestiture of our Puerto Rico business during the first quarter of 2021.
The increase in revenues for the six months ended June 30, 2021, as compared to the prior year period, is primarily driven by increases in DEFINITY and TechneLite volume period over period as a result of the COVID-19 pandemic in the prior year and the addition of the Progenics product portfolio. This increase is partially offset by continued COVID-19 related reduced volumes in Xenon and the divestiture of our Puerto Rico business during the first quarter of fiscal year 2021.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2021	$9,350
Provision related to current period revenues	13,011
Adjustments relating to prior period revenues	37
Payments or credits made during the period	(13,218)
Balance, June 30, 2021	$9,180

Gross Profit
The increase in gross profit for the three months ended June 30, 2021, as compared to the prior year period is primarily due to DEFINITY volume increases, which is partially offset by amortization expense of assets acquired in the Progenics Acquisition.
The increase in gross profit for the six months ended June 30, 2021, as compared to the prior year period is primarily due to DEFINITY volume increases and an asset impairment loss of $7.3 million on other nuclear products that occurred in the prior year. This increase was offset, in part, by lower Xenon unit volumes and increased radioisotope transportation costs, both due to COVID-19, as well as amortization expense of assets acquired in the Progenics Acquisition.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $11.3 million and $15.4 million for the three and six months ended June 30, 2021, respectively, as compared to the prior year period. This was primarily driven by the integration of the Progenics sales and marketing organization, preparation activities for the launch of PYLARIFY, as well as increased employee-related costs and marketing promotional programs due to the impact of the COVID-19 pandemic during the prior year.
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
General and administrative expenses increased $22.5 million and $21.9 million for the three and six months ended June 30, 2021, respectively, as compared to the prior year period. This was primarily driven by the $25.6 million fair value adjustment to the contingent asset and liabilities in the second quarter of 2021 (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and higher headcount related costs following the Progenics Acquisition, offset by acquisition-related costs associated with the Progenics Acquisition in the prior year.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $7.6 million for the three months ended June 30, 2021 as compared to the prior year period. This was primarily driven by the integration of the Progenics research and development organization now supporting our pipeline, which includes 1095 and preparation activities for the launch of PYLARIFY.
Research and development expenses increased $14.0 million for the six months ended June 30, 2021 as compared to the prior year period. This was primarily driven by the integration of the Progenics research and development organization now supporting our pipeline, which includes 1095, preparation activities for the launch of PYLARIFY and higher employee-related costs due to the impact of the COVID-19 pandemic during the prior year period.
Gain on Sale of Assets
We sold 100% of the stock of our Puerto Rico radiopharmacy subsidiary resulting in a pre-tax book gain of $15.3 million for the six months ended June 30, 2021.
Interest Expense
Interest expense increased by approximately $0.8 million for the six months ended June 30, 2021 as compared to the prior year period due to the Royalty-Backed loan we assumed as part of the Progenics Acquisition.
Gain on Extinguishment of Debt
For the six months ended June 30, 2021, we realized a $0.9 million gain on extinguishment of debt related to the voluntary repayment of the outstanding principal on the Royalty-Backed Loan on March 31, 2021.
Income Tax (Benefit) Expense
The income tax benefit recorded for the three months ended June 30, 2021 was primarily due to the tax benefit of a pre-tax loss reported during the quarter.
The income tax expense recorded for the six months ended June 30, 2021 was primarily due to the tax benefit of a pre-tax loss reported during the period, offset by the accrual of interest associated with uncertain tax positions and the impact of permanent item adjustments including the accrual of our contingent consideration liabilities.

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
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2021	2020
Effective tax rate	(24.3)%	(213.0)%
Our effective tax rate in fiscal 2021 differs from the U.S. statutory rate of 21% principally due to state income taxes and the tax benefits created by stock compensation expense and tax credits.
The decrease in the effective income tax rate for the six months ended June 30, 2021 is primarily due to the increased amount of pre-tax earnings achieved through six months when compared to the prior period.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$35,687	$7,252
Net cash provided by investing activities	$10,647	$2,609
Net cash used in financing activities	$(35,506)	$(10,218)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $35.7 million in the six months ended June 30, 2021 was driven primarily by a change in fair value of contingent assets and liabilities of $25.9 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), depreciation, amortization and accretion expense of $17.7 million, stock-based compensation expense of $7.9 million, deferred income taxes of $2.7 million and a net increase of $11.5 million related to movements in our working capital accounts during the period. The overall increases in cash from our working capital accounts were primarily driven by an increase in sales collections, the timing of payments to large vendors, a reduction in inventory due to obsolescence as well as the timing of inventory purchases. These net sources of cash were offset by a net loss of $17.6 million and a gain on sale of assets of $15.3 million.
Net cash provided by operating activities of $7.3 million in the six months ended June 30, 2020 was driven primarily by depreciation, amortization and accretion expense of $7.8 million, impairment of long-lived assets of $7.3 million, stock-based compensation expense of $6.5 million, and changes in deferred taxes of $1.1 million. These net sources of cash were offset by a net loss of $3.7 million and a net decrease of $14.4 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the payment of prior year annual bonuses as well as change in inventory related to COVID-19 impact on products and the timing of batch processes.
Net Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $5.2 million of capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2020 reflected $17.6 million of acquired cash related to the non-cash acquisition of Progenics offset by $10.0 million in lending on a note receivable to Progenics prior to the acquisition and $5.0 million in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2021 is primarily attributable to the payments on long-term debt and other borrowings of $38.1 million related to the 2019 Term Facility and Royalty-Backed Loan, including a voluntary repayment of the outstanding principal on the Royalty-Backed Loan and payments for minimum statutory tax withholding related to net share settlement of equity awards of $1.8 million offset by proceeds of $4.1 million from stock option exercises.
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
On June 19, 2020, we amended our 2019 Credit Agreement (the “Amendment”) as a result of the impact of the COVID-19 pandemic on our business and operations and the near-term higher level of indebtedness resulting from our decision not to immediately repay the Progenics debt secured by the RELISTOR royalties following the Progenics Acquisition.
The Amendment provides for, among other things, modifications to our financial maintenance covenants. The covenant related to Total Net Leverage Ratio (as defined in the Amended Credit Agreement) was waived from the date of the Amendment through December 31, 2020. The maximum total net leverage ratio and interest coverage ratio permitted by the financial covenant is displayed in the table below:

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q2 2021	3.75 to 1.00
Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q2 2021 and thereafter	3.00 to 1.00
As of June 30, 2021, we were in compliance with all financial and other covenants under the Amendment.
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
The commitment fee applicable to the Revolving Facility was 0.50% until the Adjustment Date for the fiscal quarter ending March 31, 2021. On and after the Adjustment Date for the fiscal quarter ending on March 31, 2021, the commitment fee ranges from 0.15% to 0.40% based on our Total Net Leverage Ratio.
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
•The costs of the PYLARIFY commercial launch and our ability to successfully commercialize PYLARIFY;
•The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, together with the costs of pursuing opportunities that are not eventually consummated;
•Our investment in the further clinical development and commercialization of products and development candidates, including AZEDRA, PYLARIFY, 1095, LMI 1195, aBSI and PSMA AI;
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
At June 30, 2021, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $91.5 million of cash and cash equivalents at June 30, 2021. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.

The CVRs we issued in the Progenics Acquisition entitle holders thereof to future cash payments of 40% of PYLARIFY net sales over (i) $100.0 million in 2022 and (ii) $150.0 million in 2023, which, if payable, we currently intend to fund from our then-available cash. In no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% (which we estimate could be approximately $100.0 million) of the total consideration we pay in the Progenics Acquisition. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities.
Based on our current operating plans, including our prudent expense management in response to the COVID-19 pandemic, we believe that our existing cash and cash equivalents, results of operations and availability under our 2019 Revolving Facility, as amended, will be sufficient to continue to fund our liquidity requirements for the foreseeable future.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2021. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2020.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily Cardinal, RLS, UPPI, Jubilant Radiopharma and PharmaLogic, to distribute our current largest volume nuclear imaging products. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition and cash flows. We generally have distribution arrangements with our major radiopharmacy customers pursuant to multi-year contracts, each of which is subject to renewal. Recently, we extended our contract with Jubilant Radiopharma with respect to certain products, other than TechneLite and Thallium-201, through December 31, 2023. If these contracts are terminated prior to the expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

The CVRs we issued as part of the Progenics Acquisition may result in substantial future payments and could divert the attention of our management; in addition, the actual payments made in connection with the CVRs, if any, may not be consistent with the estimated fair value of the CVRs that we are required to prepare for accounting purposes.
As part of the consideration for the Progenics Acquisition, we issued CVRs to the stockholders of Progenics and holders of in-the-money Progenics equity awards entitling them to future cash payments of 40% of PYLARIFY net sales over $100.0 million in 2022 and over $150.0 million in 2023. These payments could be substantial and could adversely impact our liquidity. In addition, we are obligated to exercise a level of effort, expertise and resources consistent with those normally used in a medical diagnostics business similar to our size and resources with respect to developing, seeking regulatory approval for and commercializing a product of similar market potential at a similar stage in its development or product life to PYLARIFY. We are also required to produce net sales statements for PYLARIFY that may be reviewed and challenged by CVR holders, with any disagreement to be resolved by an independent accountant. These requirements could divert management time and resources and result in additional costs.
Because the CVRs are considered contingent consideration liabilities, for accounting purposes we are required by U.S. GAAP to estimate their fair value on a recurring basis. Adjustments in the estimated fair value of the CVRs can impact our financial statements on a quarterly or annual basis. The estimated fair value of the CVRs is determined based on a Monte Carlo simulation model that include significant estimates and assumptions pertaining to commercialization events, sales targets, market conditions and discount rates. These estimates and assumptions are subject to the judgment of our management team and are not prepared with a view towards public disclosure of projected sales. Our sales targets are also subject to significant economic, competitive, industry and other uncertainties and contingencies, which are difficult to predict and in many cases are beyond our control. We can give no assurance that the actual amounts paid, if any, in connection with the CVRs will be consistent with any recurring fair value estimate for such CVRs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2021. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019 and April 28, 2021 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2021**	3,851	$21.55	*	*
May 2021**	4,115	$21.49	*	*
June 2021**	1,499	$24.44	*	*
Total	9,465		*
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1	Fifth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	0001-36569	10.1	April 29, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	July 28, 2021

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	July 28, 2021