Form 10-Q
period 2021-09-30
Lantheus Holdings, Inc.
filed 2021-11-04
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 67,690,586 shares of common stock, $0.01 par value, outstanding as of October 28, 2021.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$91,475	$79,612
Accounts receivable, net	64,054	54,002
Inventory	33,949	35,744
Other current assets	12,043	9,625
Assets held for sale	—	5,242
Total current assets	201,521	184,225
Property, plant and equipment, net	116,441	120,171
Intangibles, net	356,883	376,012
Goodwill	61,189	58,632
Deferred tax assets, net	66,493	70,147
Other long-term assets	45,289	60,634
Total assets	$847,816	$869,821
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$10,356	$20,701
Accounts payable	20,508	16,284
Accrued expenses and other liabilities	46,039	41,726
Liabilities held for sale	—	1,793
Total current liabilities	76,903	80,504
Asset retirement obligations	15,185	14,020
Long-term debt, net and other borrowings	166,741	197,699
Other long-term liabilities	89,643	63,393
Total liabilities	348,472	355,616
Commitments and contingencies (See Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 67,659 and 66,875 shares issued and outstanding, respectively)	677	669
Additional paid-in capital	680,819	665,530
Accumulated deficit	(181,010)	(149,946)
Accumulated other comprehensive loss	(1,142)	(2,048)
Total stockholders’ equity	499,344	514,205
Total liabilities and stockholders’ equity	$847,816	$869,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$102,073	$88,544	$295,646	$245,258
Cost of goods sold	59,404	52,284	165,859	145,148
Gross profit	42,669	36,260	129,787	100,110
Operating expenses
Sales and marketing	17,195	11,609	48,999	28,044
General and administrative	28,550	18,217	87,865	55,586
Research and development	11,252	11,684	33,673	20,150
Total operating expenses	56,997	41,510	170,537	103,780
Gain on sale of assets	—	—	15,263	—
Operating loss	(14,328)	(5,250)	(25,487)	(3,670)
Interest expense	1,569	2,808	6,224	6,668
Gain on extinguishment of debt	—	—	(889)	—
Other loss (income)	3,940	(596)	3,209	(1,702)
Loss before income taxes	(19,837)	(7,462)	(34,031)	(8,636)
Income tax (benefit) expense	(6,422)	(1,076)	(2,967)	1,425
Net loss	$(13,415)	$(6,386)	$(31,064)	$(10,061)
Net loss per common share:
Basic	$(0.20)	$(0.10)	$(0.46)	$(0.20)
Diluted	$(0.20)	$(0.10)	$(0.46)	$(0.20)
Weighted-average common shares outstanding:
Basic	67,623	66,820	67,409	49,858
Diluted	67,623	66,820	67,409	49,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,415)	$(6,386)	$(31,064)	$(10,061)
Other comprehensive (loss) income:
Foreign currency translation	(240)	185	55	(9)
Unrealized gain (loss) on cash flow hedges, net of tax	98	(89)	851	(1,541)
Total other comprehensive (loss) income	(142)	96	906	(1,550)
Comprehensive loss	$(13,557)	$(6,290)	$(30,158)	$(11,611)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205
Net income	—	—	—	9,008	—	9,008
Other comprehensive income	—	—	—	—	808	808
Stock option exercises and employee stock plan purchases	155	1	2,379	—	—	2,380
Vesting of restricted stock awards and units	489	5	(5)	—	—	—
Shares withheld to cover taxes	(85)	(1)	(1,598)	—	—	(1,599)
Stock-based compensation	—	—	3,317	—	—	3,317
Balance, March 31, 2021	67,434	$674	$669,623	$(140,938)	$(1,240)	$528,119
Net loss	—	—	—	(26,657)	—	(26,657)
Other comprehensive income	—	—	—	—	240	240
Stock option exercises and employee stock plan purchases	116	1	2,042	—	—	2,043
Vesting of restricted stock awards and units	51	1	(1)	—	—	—
Shares withheld to cover taxes	(9)	—	(193)	—	—	(193)
Stock-based compensation	—	—	4,588	—	—	4,588
Balance, June 30, 2021	67,592	$676	$676,059	$(167,595)	$(1,000)	$508,140
Net loss	—	—	—	(13,415)	—	(13,415)
Other comprehensive loss	—	—	—	—	(142)	(142)
Stock option exercises and employee stock plan purchases	48	1	960	—	—	961
Vesting of restricted stock awards and units	23	—	—	—	—	—
Shares withheld to cover taxes	(4)	—	(67)	—	—	(67)
Stock-based compensation	—	—	3,867	—	—	3,867
Balance, September 30, 2021	67,659	$677	$680,819	$(181,010)	$(1,142)	$499,344

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	39,251	$393	$251,641	$(136,473)	$(960)	$114,601
Net income	—	—	—	3,337	—	3,337
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Stock option exercises and employee stock plan purchases	33	—	366	—	—	366
Vesting of restricted stock awards and units	563	6	(6)	—	—	—
Shares withheld to cover taxes	(97)	(1)	(1,546)	—	—	(1,547)
Stock-based compensation	—	—	3,075	—	—	3,075
Balance, March 31, 2020	39,750	$398	$253,530	$(133,136)	$(2,394)	$118,398
Net loss	—	—	—	(7,012)	—	(7,012)
Other comprehensive loss	—	—	—	—	(212)	(212)
Stock option exercises and employee stock plan purchases	7	—	50	—	—	50
Vesting of restricted stock awards and units	242	2	(2)	—	—	—
Shares withheld to cover taxes	(36)	(1)	(484)	—	—	(485)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	394,065	—	—	394,334
Fair value of replacement options related to pre-acquisition services	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	3,385	—	—	3,385
Balance, June 30, 2020	66,808	$668	$657,669	$(140,148)	$(2,606)	$515,583
Net loss	—	—	—	(6,386)	—	(6,386)
Other comprehensive income	—	—	—	—	96	96
Stock option exercises and employee stock plan purchases	32	—	344	—	—	344
Vesting of restricted stock awards and units	13	1	(1)	—	—	—
Shares withheld to cover taxes	(3)	(1)	(49)	—	—	(50)
Stock-based compensation	—	—	3,992	—	—	3,992
Balance, September 30, 2020	66,850	$668	$661,955	$(146,534)	$(2,510)	$513,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(31,064)	$(10,061)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and accretion	30,088	16,295
Impairment of long-lived assets	9,540	7,275
Amortization of debt related costs	430	199
Changes in fair value of contingent assets and liabilities	28,500	800
Gain on extinguishment of debt	(889)	—
Provision for excess and obsolete inventory	2,317	1,870
Stock-based compensation	11,772	10,452
Gain on sale of assets	(15,263)	—
Deferred taxes	1,028	(781)
Long-term income tax receivable	3,092	(1,664)
Long-term income tax payable and other long-term liabilities	(3,617)	2,114
Other	1,724	1,034
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(7,721)	(703)
Inventory	(625)	(9,593)
Other current assets	1,998	1,563
Accounts payable	4,776	3,762
Accrued expenses and other liabilities	3,941	(6,735)
Net cash provided by operating activities	40,027	15,827
Investing activities
Capital expenditures	(7,596)	(8,689)
Proceeds from sale of assets, net	15,823	—
Lending on bridge loan	—	(10,000)
Cash acquired in acquisition of business	—	17,562
Net cash provided by (used in) investing activities	8,227	(1,127)
Financing activities
Payments on long-term debt and other borrowings	(40,757)	(11,166)
Equity issuance costs	—	(3,777)
Deferred financing costs	—	(1,223)
Proceeds from stock option exercises	4,616	77
Proceeds from issuance of common stock	768	683
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1,859)	(2,082)
Net cash used in financing activities	(37,232)	(17,488)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(99)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	10,923	(2,784)
Cash, cash equivalents and restricted cash, beginning of period	82,694	92,919
Cash, cash equivalents and restricted cash, end of period	$93,617	$90,135

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$91,475	$87,994
Restricted cash included in other long-term assets	2,142	2,141
Cash, cash equivalents and restricted cash at end of period	$93,617	$90,135

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics (as of the Closing Date, as defined below), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or any future period.
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, which resulted in a change in operating segments. Please refer to Note 20, “Segment Information”, for further details.
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
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent has begun. Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition (which the Company estimates could be approximately $100.0 million). No fractional shares of Holdings common stock were issued in the Progenics Acquisition, and Progenics’ former stockholders have received cash in lieu of any fractional shares of Holdings common stock. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders.
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
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives and paused new enrollment in the ARROW Phase 2 study of 1095, a PSMA-targeted therapeutic, in metastatic castrate-resistant prostate cancer (“mCRPC”) patients to minimize the risk to subjects and healthcare providers during the pandemic. New enrollment in that study restarted in October 2020. GE Healthcare Limited (“GE Healthcare”), the Company’s development and commercialization partner for flurpiridaz fluorine-18 (“F 18”), also delayed enrollment in the second Phase 3 clinical trial of flurpiridaz F 18 because of the pandemic and resumed enrollment in the third quarter of 2020.
Although some of the restrictions, including stay-at-home mandates, imposed in response to the COVID-19 pandemic have been lifted in much of the United States (the “U.S.”), and there has been a rapid rollout and development of certain vaccines, the resurgence of COVID-19 infections did impact certain aspects of the Company’s business during the third quarter of 2021 and the pandemic could still have a future negative impact on the Company's business, particularly if there are additional resurgences as a result of mutations or other variations to the virus that increase its communicability or its impact on certain populations, geographic regions and the healthcare system, including elective procedures and hospital access. While the impact of COVID-19 on the Company’s results of operations and cash flows has been material, given continued uncertainty about the future trajectory of the pandemic, the Company remains unable to accurately predict the impact of COVID-19 on its overall 2021 operations and financial results or cash flows and whether the on-going impact of COVID-19 could lead to potential future impairments.
2. Summary of Significant Accounting Policies
Reclassifications
Certain immaterial reclassifications in the prior period condensed consolidated statements of cash flows have been reclassified to conform to the current year period financial statement presentation. Reclassifications include $0.2 million from provision for bad debt to other at September 30, 2020. The Company had a reclassification in presentation related to rebates and allowances within product revenue. Please refer to Note 3, “Revenue from Contracts with Customers” for further details.
Recent Accounting Pronouncements

Standard	Description	Effective Date for Company	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Adopted During the Nine Months Ended September 30, 2021
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
		January 1, 2021	The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Products/Service Lines (in thousands)	2021	2020	2021	2020
Product revenue, net(1)	$96,678	$83,661	$277,559	$238,801
License and royalty revenues	5,395	4,883	18,087	6,457
Total revenues	$102,073	$88,544	$295,646	$245,258
________________________________
(1)The Company’s principal products include DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other includes partnerships related to other products of the Company, such as RELISTOR.
Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020(1)	2021	2020(1)
DEFINITY	$57,636	$50,359	$173,448	$139,989
TechneLite	22,680	21,113	69,252	62,560
Other precision diagnostics	7,563	8,585	21,289	28,782
Total precision diagnostics	87,879	80,057	263,989	231,331
Radiopharmaceutical oncology	8,890	3,323	13,203	7,474
Strategic partnerships and other	5,304	5,164	18,454	6,453
Total revenues	$102,073	$88,544	$295,646	$245,258
________________________________
(1)The Company reclassified rebates and allowances of $5.5 million and $13.8 million within each product category, which included $5.1 million and $12.6 million for DEFINITY, $0.3 million and $0.9 million for TechneLite and $0.1 million and $0.2 million for other precision diagnostics, for the three and nine months ended September 30, 2020, respectively.
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$39,141	$39,141	$—	$—
Contingent receivable	13,800	—	—	13,800
Total assets	$52,941	$39,141	$—	$13,800
Liabilities:
Interest rate swaps	$766	$—	$766	$—
Contingent consideration liabilities	46,800	—	—	46,800
Total liabilities	$47,566	$—	$766	$46,800

	December 31, 2020
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$35,457	$35,457	$—	$—
Contingent receivable	11,300	—	—	11,300
Total assets	$46,757	$35,457	$—	$11,300
Liabilities:
Interest rate swaps	$1,908	$—	$1,908	$—
Contingent consideration liabilities	15,800	—	—	15,800
Total liabilities	$17,708	$—	$1,908	$15,800

During the three and nine months ended September 30, 2021, there were no transfers into or out of Level 3.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at September 30, 2021.

	Fair Value at				Assumptions
(in thousands)	September 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	September 30, 2021	December 31, 2020
Contingent receivable:
Regulatory milestone	$3,300	$3,200	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2022	2021
				Probability of success	90%	90%
				Discount rate	18%	24%
Royalties	10,500	8,100	Probability adjusted discounted cash flow model
				Probability of success	13% - 77%	13% - 77%
				Discount rate	18%	24%
Total	$13,800	$11,300

	Fair Value at				Assumptions
(in thousands)	September 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	September 30, 2021	December 31, 2020
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$33,200	$4,200	Monte Carlo simulation	Period of expected milestone achievement	2022 - 2023	2022 - 2023
				Discount rate	18%	24%
1095 commercialization milestone	1,900	2,200	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	45%
				Discount rate	0.9%	0.5%
Net sales targets - AZEDRA and 1095	11,700	9,400	Monte Carlo simulation
				Probability of success	40% - 100%	40% - 100%
				Discount rate	17% - 18%	23% - 24%
Total	$46,800	$15,800

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$11,300	$—	$15,800	$—
Progenics acquisition	—	10,100	—	16,300
Changes in fair value included in net loss	2,500	100	31,000	900
Fair value, end of period	$13,800	$10,200	$46,800	$17,200
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in an expense of $28.5 million for the nine months ended September 30, 2021 and was primarily due to changes in revenue forecasts, changes in market conditions, a decrease in discount rates and the passage of time.
5. Income Taxes
Historically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete events). For the three- and nine-month periods ended September 30, 2021, the Company has computed its provision for income taxes under the discrete method, which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date period. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three- and nine-month periods ended September 30, 2021. The Company’s income tax expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income tax (benefit) expense	$(6,422)	$(1,076)	$(2,967)	$1,425
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company assessed the need for a valuation allowance against certain state tax credit carryforwards added through the Progenics Acquisition. The Company continues to record other valuation allowances of $1.2 million against the net deferred tax assets of its U.K. subsidiary, and $2.0 million against the net deferred tax assets of its Sweden subsidiary.
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
During the third quarter of 2021, the Company entered into a settlement agreement with one state and accordingly reduced the amount of the uncertain tax positions by $5.5 million. The settlement payment to that state and the tax indemnification payment from BMS will be made in the fourth quarter of 2021. The Company continues to accrue interest on the outstanding uncertain tax positions.
In accordance with the Company’s accounting policy, the change in the tax liabilities, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. As these reserves change (for example, by the state tax settlement noted above), adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the remaining receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities.

In addition to the state tax settlement noted above, for the nine months ended September 30, 2021, the Company released $0.7 million of liabilities for uncertain tax positions, including interest and penalties of $0.5 million. This included a release of liabilities of $0.1 million, including interest and penalties of $0.4 million, due to a change in estimate with respect to the Company’s indemnified uncertain tax positions arising from new information obtained during the year. The remaining release of $0.2 million of liability was due to the lapse of a statute of limitations.
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
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$15,173	$16,000
Work in process	11,560	11,212
Finished goods	7,216	8,532
Total inventory	$33,949	$35,744
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of September 30, 2021, the Company had $3.2 million of such product costs included in inventories related to DEFINITY that have been manufactured through the Company’s in-house manufacturing capabilities, which is awaiting regulatory approval.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Land	$13,450	$13,450
Buildings	73,285	70,381
Machinery, equipment and fixtures	82,596	77,854
Computer software	24,223	23,644
Construction in progress	8,887	11,254
	202,441	196,583
Less: accumulated depreciation and amortization	(86,000)	(76,412)
Total property, plant and equipment, net	$116,441	$120,171
Depreciation and amortization expense related to property, plant and equipment, net, was $3.6 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.8 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended September 30, 2021, the Company reviewed certain facts relating to an asset group that included the right-of-use (“ROU”) asset associated with the lease of office space in the World Trade Center (the “WTC lease”) in New York City and resulted in a change to the asset group due to the negotiation of a sublease. Please refer to Note 16, “Leases” for further details.
During the three months ended March 31, 2020, as a result of a decline in expected future cash flows and the effect of the COVID-19 pandemic related to certain other nuclear legacy manufacturing assets, the Company determined certain impairment triggers had occurred. Accordingly, the Company performed an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the manufacturing assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair values of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a non-cash impairment of $7.3 million for the nine months ended September 30, 2020 in cost of goods sold in the condensed consolidated statements of operations.
8. Business Combinations
On June 19, 2020, the Company completed the Progenics Acquisition. The acquisition combined the commercialization, supply chain and manufacturing expertise of the Company with the currently commercialized products and research and development pipeline of Progenics. Progenics brought to the Company several commercial products and a pipeline of product candidates that further diversify the Company’s commercial and clinical development portfolios.
Under the terms of the Merger Agreement, the Company acquired all the issued and outstanding shares of Progenics common stock for a purchase price of $419.0 million by means of an all-stock transaction, which includes options to purchase Holdings common stock (“Replacement Stock Options”) for precombination services as well as CVRs.
The CVRs were accounted for as contingent consideration, the fair value of which was determined using a Monte Carlo simulation. Additionally, the fair value of the Replacement Stock Options was recorded as a component of consideration transferred. Finally, as a result of the Progenics Acquisition, Lantheus effectively settled an existing bridge loan with Progenics at the recorded amount (principal and accrued interest) of $10.1 million, representing the effective settlement of a preexisting relationship. This effective settlement of the bridge loan was treated as a component of consideration transferred. The Company determined that the bridge loan was at market terms and no gain or loss was recorded upon settlement.
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
Progenics Pro Forma Financial Information
Progenics has been included in the Company’s consolidated financial statements since the acquisition date. Progenics contributed revenues of $5.9 million and $6.9 million, as well as a net loss of $12.6 million and $15.8 million to the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively.
The following unaudited pro forma financial information presents the Company’s results as if the Progenics Acquisition had occurred on January 1, 2019:

Nine Months Ended September 30, 2020
(in thousands)	Amount
Pro forma revenue	$256,163
Pro forma net loss	27,143
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
The purchase price for the stock sale was $18.0 million in cash, which includes a holdback amount of $1.8 million to be due to the Company in January 2022; the purchase price also included a working capital adjustment. The SPA contains customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the SPA.
As part of the transaction, the Company and the buyer also entered into a customary transition services agreement and a long-term supply contract under which the Company will supply the buyer with certain of the Company’s products on commercial terms and under which the buyer has agreed to certain product minimum purchase commitments.
The Company does not believe this sale of certain net assets, reported as held for sale in the international segment prior to the change in segments in the first quarter of 2021, constituted a strategic shift that would have a major effect on its operations or financial results. As a result, this transaction is not classified as discontinued operations in the Company’s accompanying condensed consolidated financial statements.
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

The sale resulted in a pre-tax book gain of $15.3 million, which was recorded within operating income in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts site. As of September 30, 2021, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.4 million.
The Company previously operated a production facility which manufactured and processed radioactive materials at its San Juan, Puerto Rico site. As of December 31, 2020, the liability for the San Juan, Puerto Rico site was recorded in liabilities held for sale and the sale was consummated on January 29, 2021.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2021	$14,020
Accretion expense	1,165
Balance at September 30, 2021	$15,185
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
11. Intangibles, Net
Intangibles, net, consisted of the following:

	September 30, 2021
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(11,372)	$2,168
Customer relationships	Accelerated	96,923	(94,461)	2,462
Currently marketed products	Straight-Line	275,700	(17,275)	258,425
Licenses	Straight-Line	85,800	(9,668)	76,132
Developed technology	Straight-Line	2,400	(344)	2,056
IPR&D	N/A	15,640	—	15,640
Total		$490,003	$(133,120)	$356,883

	December 31, 2020
(in thousands)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	Straight-Line	$13,540	$(10,958)	$2,582
Customer relationships	Accelerated	96,865	(93,770)	3,095
Currently marketed product	Straight-Line	142,900	(5,053)	137,847
Licenses	Straight-Line	85,800	(4,008)	81,792
Developed technology	Straight-Line	2,400	(144)	2,256
IPR&D	N/A	148,440	—	148,440
Total		$489,945	$(113,933)	$376,012

The Company recorded amortization expense for its intangible assets of $8.4 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively, and $19.1 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2021	$8,370
2022	33,233
2023	32,634
2024	32,563
2025	32,508
2026 and thereafter	201,935
Total	$341,243

12. Long-Term Debt, Net, and Other Borrowings
As of September 30, 2021, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2021	$2,500
2022	11,250
2023	15,000
2024	148,750
Total principal outstanding	177,500
Unamortized debt discount	(548)
Unamortized debt issuance costs	(473)
Finance lease liabilities	618
Total	177,097
Less: current portion	(10,356)
Total long-term debt, net and other borrowings	$166,741

At September 30, 2021, the Company’s interest rate under the five-year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility”) was 2.1%.
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

13. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At September 30, 2021, accumulated other comprehensive loss included $0.7 million of pre-tax deferred losses that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)		September 30, 2021	December 31, 2020
Derivatives type	Classification
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$766	$1,908
14. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax of $0.2 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive income before reclassifications	55	312	367
Amounts reclassified to earnings	—	539	539
Balance at September 30, 2021	$(575)	$(567)	$(1,142)

Balance at January 1, 2020	$(960)	$—	$(960)
Other comprehensive loss before reclassifications	(9)	(1,784)	(1,793)
Amounts reclassified to earnings	—	243	243
Balance at September 30, 2020	$(969)	$(1,541)	$(2,510)
15. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$144	$864	$1,672	$2,127
Sales and marketing	684	621	1,726	1,268
General and administrative	2,330	1,926	6,641	5,735
Research and development	709	581	1,733	1,322
Total stock-based compensation expense	$3,867	$3,992	$11,772	$10,452
16. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Other long-term assets	$8,287	$18,441
Finance	Property, plant and equipment, net	508	525
Total leased assets		$8,795	$18,966
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,397	$1,164
Finance	Current portion of long-term debt and other borrowings	356	249
Noncurrent
Operating	Other long-term liabilities	16,391	17,501
Finance	Long-term debt, net and other borrowings	262	246
Total leased liabilities		$18,406	$19,160

The Company leases office space in the World Trade Center in New York City. In the third quarter of 2021, the Company negotiated a sublease agreement with an unrelated third party that was signed on October 11, 2021 (the “Sublease”) and has a term of nine years, which represents the remaining term of the WTC lease. Both the WTC lease and the Sublease are classified by the Company as operating leases. As a result of the negotiations of the Sublease, the Company determined that an impairment triggering event had occurred. Accordingly, the Company performed an undiscounted cash flow analysis related to the asset group as of September 30, 2021. Based on the undiscounted cash flow analysis, the Company determined that the asset group, including the ROU asset, had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on its discounted cash flows. The carrying value exceeded the fair value and, as a result, the Company recorded a non-cash impairment of $9.5 million for the three and nine months ended September 30, 2021 in general and administrative expenses in the condensed consolidated statements of operations.
17. Net Loss Per Common Share
A summary of net loss per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(13,415)	$(6,386)	$(31,064)	$(10,061)

Basic weighted-average common shares outstanding	67,623	66,820	67,409	49,858

Basic and diluted loss per common share	$(0.20)	$(0.10)	$(0.46)	$(0.20)

Antidilutive securities excluded from diluted net income per common share	3,051	2,588	3,051	1,657
18. Other Loss (Income)
Other loss (income) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Foreign currency losses (gains)	$127	$(33)	$156	$187
Tax indemnification loss (income), net	3,823	(555)	3,092	(1,664)
Interest income	(11)	(7)	(39)	(221)
Other	1	(1)	—	(4)
Total other loss (income)	$3,940	$(596)	$3,209	$(1,702)
19. Commitments and Contingencies
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
As of September 30, 2021, the Company had the following material ongoing litigation in which the Company was a party:
RELISTOR European Opposition Proceedings

In October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone: EP1615646, EP2368553 and EP2368554. Notices of opposition were filed separately at the European Patent Office (the “EPO”) by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Between May 11, 2017 and July 4, 2017, the Opposition Division of the EPO (the “Opposition Division”) provided notice that the three European patents would be revoked. Each of these matters was appealed to the Appeal Board of the EPO. On November 13, 2020, Progenics withdrew the appeal for EP2368553 and EP2368554. Notices of termination of the proceedings with revocation of the patent were issued on November 23, 2020 for both patents.
Progenics continued its appeal for the revocation of the third patent, EP1615646. Oral proceedings for EP1615646 were held at the Appeal Board of the EPO on September 22, 2020. The revocation decision under appeal was set aside and the case was remitted to the Opposition Division for further prosecution. An oral hearing was held before the Opposition Division on September 27, 2021. The parties are awaiting the final written decision of the Opposition Division. The final written decision of the Opposition Division is appealable to the Appeal Board of the EPO by either party. Because the outcome of opposition and appeal proceedings at the EPO is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
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
On November 27, 2018, MIP requested that the EPO stay the examination of a certain European Patent and related Divisional Applications, pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in corresponding U.S. patent applications (U.S. Serial Nos. 15/131,118; 15/805,900; 16/038,729, 16/114,988, 16/510,495, 16/551,198, and 17/110,558). MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications (U.S. Serial Nos. 16/510,495, 16/551,198). On March 6, 2020, MIP filed with the USPTO a notice stating that the Power of Attorney in certain pending U.S. patent applications was signed by less than all applicants or owners of the applications.
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
MIP filed a Notice of Appeal of the German District Court’s decision on September 24, 2020 and filed its appeal brief on November 26, 2020. The University and Endocyte each filed oppositions to MIP’s Notice of Appeal on March 12, 2021. An oral hearing for the appeal is scheduled for February 9, 2022, at the Higher Regional Court Karlsruhe. MIP is also considering its legal and procedural alternatives against the defendants in other jurisdictions and proceedings. If MIP is not successful in its appeal, it will be responsible for the German court fees and fees and disbursements of defendant’s and intervenor’s counsel, both at first instance and on appeal. Most of such fees and disbursements at first instance are covered by a cash security deposited with the German District Court. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
Petition for Post-Grant Review
On February 4, 2021, Advanced Accelerator Applications USA, Inc. (“AAA”) filed a petition for post-grant review of U.S. Patent No. 10,640,461 (the “’461 patent”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. The ’461 patent is owned by MIP. In the petition, AAA challenges the patentability of claims 1, 45, and 47 of the ’461 patent under 35 U.S.C. §§ 112 and 102(a)(1). The PTAB instituted Post-Grant Review (“PGR”) proceedings on July 29, 2021. MIP’s written response to the PTAB is due by December 9, 2021. The PTAB generally issues a final written decision on the validity of the challenged claims within one year of institution of the PGR proceedings. The outcome of PGR proceedings is uncertain and the Company cannot predict whether the challenged claims 1, 45 and 47 of the ‘461 patent will be deemed to be valid or invalid.

20. Segment Information
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
21. Subsequent Events
On October 11, 2021, the Company signed a sublease for certain office space. See Note 16, “Leases”, for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) the impact of the global COVID-19 pandemic on our business, financial conditions and prospects; (ii) continued market expansion and penetration for our commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition, including as a result of patent and regulatory exclusivity expirations; (iii) our ability to successfully launch PYLARIFY as a commercial product, including (A) our ability to obtain FDA approval for additional PET manufacturing facilities (“PMFs”) that could manufacture PYLARIFY, (B) the ability of those PMFs to supply PYLARIFY to customers, and (C) our ability to sell PYLARIFY to customers; (iv) the global Molybdenum-99 (“Mo-99”) supply; (v) our products manufactured at Jubilant HollisterStier (“JHS”) and our modified formulation of DEFINITY (“DEFINITY RT”) to be commercially manufactured at Samsung Biologics (“SBL”), including our ability to renew, modify or replace those agreements as may be necessary; (vi) the continued integration of the Progenics products and product candidate portfolio into our business following the Progenics Acquisition; (vii) our ability to use in-house manufacturing capacity; (viii) our ability to successfully launch aPROMISE, otherwise known as PYLARIFY AI, as a commercial product; (ix) the potential reclassification by the FDA of certain of our products and product candidates from drugs to devices with the expense, complexity and potentially more limited competitive protection such reclassification could cause; (x) the efforts and timing for clinical development of our product candidates and new clinical applications for our products, in each case, that we or our strategic partners may develop, including 1095 and flurpiridaz F 18; and (xi) our ability to develop highly contextualized assessments of disease burden using artificial intelligence (“AI”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
Our Business
We are an established leader and fully integrated provider committed to innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. Clinicians use our agents and products in echocardiography, nuclear imaging, and oncologic therapeutics. We believe that the resulting improved diagnostic information enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving better patient outcomes, reducing patient risk and limiting overall costs for payers and the entire healthcare system.
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
Upon approval, PYLARIFY was immediately available in parts of the U.S., such as the mid-Atlantic and the South. Since its approval, PYLARIFY availability has expanded into additional regions, including six of the largest metropolitan areas in the U.S. - New York, Los Angeles/San Diego, Chicago, Dallas, Houston, and Washington, D.C. – as well as select locations in the Southeast, the Midwest, the Southwest, the Northeast and the Northwest. We expect PYLARIFY availability to continue to expand across the U.S. over the remainder of the year, with broad nationwide availability anticipated by year end.
The commercial launch of PYLARIFY is complex and expensive. During 2021, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. To manufacture PYLARIFY, we have assembled and are qualifying a nationwide network of PMFs with radioisotope-producing cyclotrons that make fluorine-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY, which is then transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be approved by the FDA. Although we are able to provide PYLARIFY in the regions listed above, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed, our future business, results of operations, financial condition and cash flows could be adversely affected.
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
For example, there has been a substantial reduction in pulmonary ventilation studies in which our product, Xenon, is used because of institutional concerns and professional society guidelines relating to the possible spread of COVID-19 to technicians and other patients, given that Xenon is both inhaled and exhaled by the patient. As a result, Xenon sales have decreased significantly. In March 2021, the Society of Nuclear Medicine and Medical Imaging (“SNMMI”), updated its guidance regarding in-hospital respiratory inhalation procedures administered (or performed) during the pandemic, modifying its previous position. Based on advances in testing and procedural protocols since the onset of the pandemic as well as increasing vaccination rates, SNMMI now allows that under appropriate conditions for safe administration, pulmonary ventilation studies can be performed where necessary to reach a definitive diagnosis for a patient. Notwithstanding this change in March 2021, our Xenon sales through the third quarter of 2021 continued to be at reduced levels, and we expect these reduced levels to continue for at least as long as COVID-19 precautions remain in place. We can give no assurance that Xenon sales will return to historic levels.
As a result of the COVID-19 pandemic, we undertook a thorough analysis of all our discretionary expenses. In the first quarter of 2020, we implemented certain cost reduction initiatives. For most of the second quarter of 2020, we reduced our work week from five days to four days and reduced the pay for our personnel by varying amounts, depending on level of seniority.
During the second quarter of 2020, Progenics also implemented certain cost reduction initiatives, and new enrollment in the ARROW Phase 2 study of 1095 in mCRPC patients was paused to minimize the risk to subjects and healthcare providers during the pandemic. New enrollment in that study restarted in October 2020.
GE Healthcare, our development and commercialization partner for flurpiridaz F 18, also delayed enrollment in the second Phase 3 clinical trial because of the pandemic and resumed enrollment in the third quarter of 2020.
Although some of the restrictions, including stay-at-home mandates, imposed in response to the COVID-19 pandemic have been lifted in much of the United States, and there has been a rapid rollout and development of certain vaccines, the resurgence of COVID-19 infections did impact certain aspects of our business during the third quarter of 2021 and the pandemic could still have a future negative impact on our business, particularly if there are additional resurgences as a result of mutations or other variations to the virus that increase its communicability or its impact on certain populations, geographic regions and the healthcare system, including elective procedures and hospital access.
While we are currently unable to estimate the impact of COVID-19 on our overall 2021 operations and financial results, we ended the third quarter of 2021 with $91.5 million of cash and cash equivalents. With our available liquidity and prudent expense management, we currently believe that we have sufficient financial resources to operate our business, support our customers, launch PYLARIFY as a new commercial product, and support the continued development of our product candidate pipeline, although we can give no assurances that we will have sufficient liquidity for all of these items, as the future trajectory of the pandemic is unknown and may affect our liquidity.
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
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an ANDA applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the ANDA applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the ANDA applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an ANDA applicant in November 2021 and the full 30-month stay was obtained, then the ANDA applicant would be precluded from commercialization until at least May 2024. If we received a Notice some number of months in the future and the full 30-month stay was obtained, the commercialization date would roll forward in the future by the same calculation.
•DEFINITY RT - In November 2020, the FDA approved our supplemental new drug application (“sNDA”) for DEFINITY RT. DEFINITY RT is a modified formulation of DEFINITY that allows both storage and shipment at room temperature (DEFINITY’s previously approved formulation requires refrigerated storage). The modified formulation provides clinicians an additional choice and allows for greater utility of this formulation in broader clinical settings. We believe DEFINITY RT will become commercially available in the fourth quarter of 2021, although that timing cannot be assured. Given its physical characteristics, we believe DEFINITY RT is also well-suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the paragraph entitled Additional Clinical Applications below).
•Vialmix RFID – In August 2020, we announced the FDA approved our sNDA for our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY and DEFINITY RT. The RFID tag, which is affixed to the vial label, enables the DEFINITY or DEFINITY RT vial to be appropriately activated when utilized with the VIALMIX RFID activation device. We believe VIALMIX RFID will become available in the fourth quarter of 2021, although that timing cannot be assured.
•Additional Clinical Applications - As we continue to look for other opportunities to expand our microbubble franchise, we are evaluating new indications and clinical applications beyond echocardiography and ultrasound enhancing agent imaging generally. Prior to 2021, we entered into the following collaborations: (i) Cerevast Medical, Inc. (“Cerevast”) in which our microbubble will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS (“CarThera”) for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; and (iii) Insightec Ltd. (“Insightec”) which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions. In April 2021, we announced a strategic collaboration with Allegheny Health Network (“AHN”) which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia. Xerostomia is a lack of saliva production leading to dry mouth and has a variety of causes, including radiotherapy and chemotherapy, the chronic use of drugs and rheumatic and dysmetabolic diseases.
•In-House Manufacturing - We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products. We believe this investment will allow us to better control DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy. We have filed our sNDA with the FDA and currently expect to have DEFINITY manufactured at this facility commercially available in early 2022, although the approval of our sNDA and that timing cannot be assured.
•DEFINITY in China - In March 2020, in connection with our Chinese development and distribution arrangement with Double-Crane Pharmaceutical Company (“Double-Crane”), we filed an Import Drug License application with the National Medical Products Administration, or the NMPA, for the use of DEFINITY for the echocardiography indication. We believe this is an important milestone in our efforts to commercialize DEFINITY in China. Double-Crane is also in the process of analyzing the clinical results relating to the liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications.
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2022, with auto-renewal provisions subject to notice of non-renewal, and with NTP Radioisotopes (“NTP”) and the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through December 31, 2021, and for which we are currently negotiating an extension. We also have a Xenon supply agreement with IRE which runs through June 30, 2022, and which is subject to further extension.
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
We are also pursuing additional sources of Mo-99 from potential new producers to further augment our current supply. In November 2014, we entered into a strategic arrangement with SHINE Medical Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in late 2022. However, we cannot assure you that SHINE or any other possible additional sources of Mo-99 will result in commercial quantities of Mo-99 for our business, or that these new suppliers together with our current suppliers will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Inventory Supply
We obtain a substantial portion of our imaging agents from a third-party supplier. JHS is currently our sole source manufacturer of DEFINITY, NEUROLITE, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. We are currently seeking approval from certain foreign regulatory authorities for JHS to manufacture certain of our products. Until we receive these approvals, we will face continued limitations on where we can sell those products outside of the U.S. In addition to JHS, we rely on SBL as our sole source manufacturer of DEFINITY RT. Our manufacturing agreement with JHS relating to DEFINITY expires in February 2022, and our manufacturing agreements relating to NEUROLITE and Cardiolite expire in December 2023, in each case, with auto-renewal provisions subject to notice of non-renewal. On July 27, 2021, we received a letter from JHS that it was providing notice of non-renewal of our manufacturing agreement relating to DEFINITY, but that JHS remained interested in negotiating a new agreement. We are actively negotiating a new manufacturing agreement with JHS for DEFINITY, although there is no assurance that we will be able to reach an agreement on mutually acceptable terms or at all. In the event we are not able to enter into an agreement on mutually acceptable terms or at all, we expect that we would exercise our right under our current agreement with JHS to request a terminal supply of DEFINITY in an amount sufficient to meet our supply needs for DEFINITY until our in-house manufacturing facility is operational and producing enough DEFINITY to meet our supply needs, although there is no assurance that there would be no disruption.

We have completed construction of specialized, in-house manufacturing capabilities at our North Billerica, Massachusetts facility for DEFINITY and, potentially, other sterile vial products, which will also allow us to optimize our costs and reduce our supply chain risk, including in the event we cannot enter into a new agreement with JHS for DEFINITY as noted above. We have filed our sNDA with the FDA and currently expect to have DEFINITY manufactured at this facility commercially available in early 2022, although the approval of our sNDA and that timing cannot be assured.
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
Research and Development Expenses
To remain a leader in the marketplace, we have historically made substantial investments in new product development, including, among other things, our flurpiridaz F 18 clinical development program, the expenses of which are now being borne by GE Healthcare. The Progenics Acquisition resulted in additional and substantial clinical development expense. The PYLARIFY NDA filed with the FDA on September 29, 2020, was approved by the FDA in May 2021. For 1095, the ARROW Phase 2 study in mCRPC patients had been paused to minimize risk to subjects and healthcare providers during the pandemic, and new enrollment in that study restarted in October 2020. In the fourth quarter of 2021, we completed an interim analysis of the ARROW Phase 2 study. The Independent Data Monitoring Committee recommended the study continue without modifications.
We also are planning additional clinical development work for AZEDRA in two new potential therapeutic indications – neuroblastoma and gastroenteropancreatic neuroendocrine tumors – and LMI 1195 as a diagnostic agent for the management of neuroblastoma. In addition, the Company has developed aPROMISE, our artificial intelligence-based, deep learning-enabled, medical device software, which we also refer to as PYLARIFY AI, and which is further described below under the heading “Additional Initiatives”. Our investments in these additional clinical activities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates will be approved.
Additional Initiatives
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
•We have also expanded our Pharma Services offering to include piflufolastat F 18 for pharmaceutical companies developing PSMA-targeted therapies and have entered into clinical supply agreements with each of Regeneron, Bayer and POINT BioPharma for use of piflufolastat F 18 in prostate cancer drug development programs. In September 2021, we entered into a development and commercialization collaboration with RefleXion Medical, Inc. to evaluate the use of piflufolastat F 18 to enable real-time therapeutic guidance of biology-guided radiotherapy in prostate cancer using the RefleXion X1TM platform.
•Our subsidiary, EXINI Diagnostics AB (“EXINI”), has developed PYLARIFY AI, which is designed to allow healthcare professionals and researchers to perform quantitative assessments of PSMA PET/CT in oncology. Clinicians will have the option to utilize PYLARIFY AI with PYLARIFY to increase the efficiency and reproducibility of the PSMA PET/CT assessments. Earlier this year, we announced that EXINI was granted 510(k) clearance by the FDA for PYLARIFY AI in the U.S. and that EXINI received CE Mark clearance for PYLARIFY AI in Europe.
We can give no assurance as to when or if any of these Pharma Services collaborations and other new initiatives will be successful or accretive to earnings.
In addition, as described above, we continue to expand our microbubble franchise. See “Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise–New Clinical Applications” for further details.
Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenues	$102,073	$88,544	$13,529	15.3%	$295,646	$245,258	$50,388	20.5%
Cost of goods sold	59,404	52,284	7,120	13.6%	165,859	145,148	20,711	14.3%
Gross profit	42,669	36,260	6,409	17.7%	129,787	100,110	29,677	29.6%
Operating expenses
Sales and marketing	17,195	11,609	5,586	48.1%	48,999	28,044	20,955	74.7%
General and administrative	28,550	18,217	10,333	56.7%	87,865	55,586	32,279	58.1%
Research and development	11,252	11,684	(432)	(3.7)%	33,673	20,150	13,523	67.1%
Total operating expenses	56,997	41,510	15,487	37.3%	170,537	103,780	66,757	64.3%
Gain on sale of assets	—	—	—	N/A	15,263	—	15,263	N/A
Operating loss	(14,328)	(5,250)	(9,078)	172.9%	(25,487)	(3,670)	(21,817)	594.5%
Interest expense	1,569	2,808	(1,239)	(44.1)%	6,224	6,668	(444)	(6.7)%
Gain on extinguishment of debt	—	—	—	N/A	(889)	—	(889)	N/A
Other loss (income)	3,940	(596)	4,536	(761.1)%	3,209	(1,702)	4,911	(288.5)%
Loss before income taxes	(19,837)	(7,462)	(12,375)	165.8%	(34,031)	(8,636)	(25,395)	294.1%
Income tax (benefit) expense	(6,422)	(1,076)	(5,346)	496.8%	(2,967)	1,425	(4,392)	(308.2)%
Net loss	$(13,415)	$(6,386)	$(7,029)	110.1%	$(31,064)	$(10,061)	$(21,003)	208.8%

Comparison of the Periods Ended September 30, 2021 and 2020
Revenues
We classify our revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other includes partnerships related to other products of the Company, such as RELISTOR, that improve patient outcomes and care.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020(1)	Change $	Change %	2021	2020	Change $	Change %
DEFINITY	$57,636	$50,359	$7,277	14.5%	$173,448	$139,989	$33,459	23.9%
TechneLite	22,680	21,113	1,567	7.4%	69,252	62,560	6,692	10.7%
Other precision diagnostics	7,563	8,585	(1,022)	(11.9)%	21,289	28,782	(7,493)	(26.0)%
Total precision diagnostics	87,879	80,057	7,822	9.8%	263,989	231,331	32,658	14.1%
Radiopharmaceutical oncology	8,890	3,323	5,567	167.5%	13,203	7,474	5,729	76.7%
Strategic partnerships and other	5,304	5,164	140	2.7%	18,454	6,453	12,001	186.0%
Total revenues	$102,073	$88,544	$13,529	15.3%	$295,646	$245,258	$50,388	20.5%
________________________________
(1)The Company reclassified rebates and allowances of $5.5 million and $13.8 million within each product category, which included $5.1 million and $12.6 million for DEFINITY, $0.3 million and $0.9 million for TechneLite and $0.1 million and $0.2 million for other precision diagnostics, for the three and nine months ended September 30, 2020, respectively.
The increase in revenues for the three months ended September 30, 2021, as compared to the prior year period, is primarily driven by increases in DEFINITY and TechneLite volume period over period as a result of the COVID-19 pandemic in the prior year and the commercial launch of PYLARIFY, offset, in part, by the divestiture of our Puerto Rico business during the first quarter of 2021.
The increase in revenues for the nine months ended September 30, 2021, as compared to the prior year period, is primarily driven by increases in DEFINITY and TechneLite volume period over period as a result of the COVID-19 pandemic in the prior year, the addition of the Progenics product portfolio, including the commercial launch of PYLARIFY. This increase is partially offset by continued COVID-19 related reduced volumes in Xenon and the divestiture of our Puerto Rico business during the first quarter of fiscal year 2021.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2021	$9,350
Provision related to current period revenues	19,459
Adjustments relating to prior period revenues	(33)
Payments or credits made during the period	(19,361)
Balance, September 30, 2021	$9,415

Gross Profit
The increase in gross profit for the three months ended September 30, 2021, as compared to the prior year period is primarily due to DEFINITY volume increases and PYLARIFY post commercial launch volume increases, which are partially offset by amortization expense of assets acquired in the Progenics Acquisition.
The increase in gross profit for the nine months ended September 30, 2021, as compared to the prior year period is primarily due to DEFINITY volume increases and an asset impairment loss of $7.3 million on other nuclear products that occurred in the prior year. This increase was offset, in part, by lower Xenon unit volumes and increased radioisotope transportation costs, both due to COVID-19, as well as amortization expense of assets acquired in the Progenics Acquisition.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $5.6 million and $21.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the prior year period. This was primarily driven by the integration of the Progenics sales and marketing organization, preparation activities for the launch of PYLARIFY and increased employee-related costs, as well as the reduced level of marketing promotional programs during the prior year due to the impact of the COVID-19 pandemic.
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
General and administrative expenses increased $10.3 million for the three months ended September 30, 2021 compared to the prior period. This was primarily driven by the $9.5 million sublease impairment charge and $2.6 million fair value adjustment to the contingent asset and liabilities in the third quarter of 2021 (an increase of $1.8 million from the prior year period) (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), offset by acquisition-related costs associated with the Progenics Acquisition in the prior year.
General and administrative expenses increased $32.3 million for the nine months ended September 30, 2021 compared to the prior year period. This was primarily driven by the $28.5 million fair value adjustment to the contingent asset and liabilities (an increase of $27.7 million from the prior year period), $9.5 million sublease impairment charge and higher headcount related costs following the Progenics Acquisition, offset by acquisition-related costs associated with the Progenics Acquisition in the prior year and synergy capture in the current year.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses decreased $0.4 million for the three months ended September 30, 2021 as compared to the prior year period. This was primarily driven by the filing fee related to the PYLARIFY New Drug Application and preparation activities for the launch of PYLARIFY during the prior year period; offset by phasing of the ARROW Phase 2 study of 1095 and higher overall headcount related costs.
Research and development expenses increased $13.5 million for the nine months ended September 30, 2021 as compared to the prior year period. This was primarily driven by the integration of the Progenics research and development organization now supporting our pipeline, which includes 1095, preparation activities for the launch of PYLARIFY and higher employee-related costs due to the impact of the COVID-19 pandemic during the prior year period; offset by the filing fee related to the PYLARIFY New Drug Application during the prior year period.
Gain on Sale of Assets
We sold 100% of the stock of our Puerto Rico radiopharmacy subsidiary resulting in a pre-tax book gain of $15.3 million for the nine months ended September 30, 2021.

Interest Expense
Interest expense decreased by approximately $0.4 million for the nine months ended September 30, 2021 as compared to the prior year period due to lower interest rates on our long-term debt.
Gain on Extinguishment of Debt
For the nine months ended September 30, 2021, we realized a $0.9 million gain on extinguishment of debt related to the voluntary repayment of the outstanding principal on the Royalty-Backed Loan on March 31, 2021.
Income Tax (Benefit) Expense
The income tax benefit recorded for the three months ended September 30, 2021 was primarily due to the tax benefit of a release of uncertain tax position liability, and a pre-tax loss reported during the quarter partially offset by the accrual of interest associated with uncertain tax positions.
The income tax benefit recorded for the nine months ended September 30, 2021 was primarily due to the tax benefit of released of uncertain tax position liabilities and the pre-tax loss reported during the period, partially offset by the accrual of interest associated with uncertain tax positions and the impact of permanent item adjustments including the accrual of contingent consideration liabilities.
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
Our effective tax rate for each reporting period is presented as follows:

	Nine Months Ended September 30,
	2021	2020
Effective tax rate	8.7%	(16.5)%
Our effective tax rate in fiscal 2021 differs from the U.S. statutory rate of 21% principally due to releases of uncertain tax position liabilities and the impact of non-deductible contingency reserve expense.
The decrease in the effective income tax rate for the nine months ended September 30, 2021 is primarily due to the reduction in tax benefit resulting from the accrual of non-deductible contingency reserve expense.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$40,027	$15,827
Net cash provided by (used in) investing activities	$8,227	$(1,127)
Net cash used in financing activities	$(37,232)	$(17,488)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $40.0 million in the nine months ended September 30, 2021 was driven primarily by depreciation, amortization and accretion expense of $30.1 million, a change in fair value of contingent assets and liabilities of $28.5 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), stock-based compensation expense of $11.8 million, impairment of long-lived assets of $9.5 million and a net increase of $2.4 million related to movements in our working capital accounts during the period. The overall increases in cash from our working capital accounts were primarily driven by an increase in sales collections, the timing of payments to large vendors, and an increase in fees related to PYLARIFY sales. These net sources of cash were offset by a net loss of $31.1 million and a gain on sale of assets of $15.3 million.
Net cash provided by operating activities of $15.8 million in the nine months ended September 30, 2020 was driven primarily by $16.3 million of depreciation, amortization and accretion expense, stock-based compensation expense of $10.5 million, and impairment of long-lived assets of $7.3 million. These net sources of cash were offset by a net loss of $10.1 million and a net decrease of $11.7 million related to movements in our working capital accounts during the period. The overall decreases in cash from our working capital accounts were primarily driven by the payment of prior year annual bonuses as well as change in inventory related to the COVID-19 impact on products and the timing of batch processes and accruals related to general and administrative expenses in connection with the acquisition of Progenics.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $7.6 million of capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2020 reflected $10.0 million in lending on a note receivable to Progenics prior to the acquisition and $8.7 million in capital expenditures offset by $17.6 million of acquired cash related to the non-cash Progenics Acquisition.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2021 is primarily attributable to the payments on long-term debt and other borrowings of $40.8 million related to the 2019 Term Facility and Royalty-Backed Loan, including a voluntary repayment of the outstanding principal on the Royalty-Backed Loan and payments for minimum statutory tax withholding related to net share settlement of equity awards of $1.9 million offset by proceeds of $4.6 million from stock option exercises.
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
The Amendment provides for, among other things, modifications to our financial maintenance covenants. The covenant related to Total Net Leverage Ratio (as defined in the Amended Credit Agreement) was waived from the date of the Amendment through December 31, 2020. The maximum total net leverage ratio and interest coverage ratio permitted by the financial covenant is displayed in the table below:

2020 Amended Credit Agreement
Period	Total Net Leverage Ratio
Q3 2021 and Thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q2 2021 and thereafter	3.00 to 1.00
As of September 30, 2021, we were in compliance with all financial and other covenants under the Amendment.
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
On June 19, 2020, as a result of the Progenics Acquisition, we assumed Progenics outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. Under the terms of the Royalty-Backed Loan, the lenders had no recourse to Progenics or any of its assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under Progenics’ license agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch. The RELISTOR royalty payments were used to repay the principal and interest on the loan. The Royalty-Backed Loan bore interest at a per annum rate of 9.5% and was scheduled to mature on June 30, 2025. On June 22, 2020, HCRP waived the automatic acceleration of the Royalty-Backed Loan that otherwise would have been triggered by the consummation of the Progenics Acquisition and MNTX Royalties agreed not to prepay the loan until after December 31, 2020.
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
•Our ability to have product manufactured and released from JHS and other manufacturing sites in a timely manner in the future, including our ability to negotiate a new manufacturing agreement with JHS for DEFINITY, or to begin and ramp up our manufacturing of DEFINITY at our in-house manufacturing facility in an amount sufficient to meet our supply needs;
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
At September 30, 2021, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $91.5 million of cash and cash equivalents at September 30, 2021. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.

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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2021. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2020.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the pandemic status to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 19, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
The growth of our business is substantially dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. There were approximately 31.5 million echocardiograms in 2020 according to a third-party source. Assuming 20% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6.3 million echocardiograms in 2020 produced suboptimal images. We estimate that DEFINITY held over 80% of the U.S. market for ultrasound enhancing agents in echocardiography procedures as of December 31, 2020. DEFINITY currently competes with Optison, a GE Healthcare product, Lumason, a Bracco Diagnostics Inc. (“Bracco”) product (known as SonoVue outside the U.S.), as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we now own a total of four Orange Book-listed method of use patents, one of which expires in 2035 and three of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2021, 2023 and 2037. In the U.S. for DEFINITY RT, we own a total of five Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., while our original DEFINITY patent protection and regulatory exclusivity have generally expired, we are currently prosecuting additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID, which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
Because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) the marketing of that generic candidate does not infringe an Orange Book-listed patent or that an Orange Book-listed patent is invalid. The ANDA applicant must also give Notice to the innovator, which would then enable the innovator to challenge the ANDA applicant in court within 45 days of receiving such Notice. If the innovator challenges the ANDA applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute between the innovator and the ANDA applicant is resolved in court. The 30 month stay can be shortened if the patent infringement suit is resolved in the ANDA applicant’s favor before the 30 month stay expires, and this may involve a successful challenge of the patent’s validity in USPTO proceedings and appeals process.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any such Notice from any ANDA applicant, but we can give no assurance that we will not receive a Notice in the future. If we were to receive any such Notice in the future, we would review the Notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the ANDA applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30 month stay, that we would be successful on the merits asserting that a generic candidate infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding. In addition, as discussed in our risk factor “Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.”set forth below, if the FDA reclassified one or more of our imaging agents, such as DEFINITY, as a “device” rather than a “drug”, we do not know when such reclassification would become effective, how any transition rules would be formulated or applied, and whether or not the legal framework provided by the Hatch-Waxman Act would be preserved for some time after such reclassification.
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

We believe DEFINITY RT will become commercially available in the fourth quarter of 2021, although that timing cannot be assured.
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
Based on our current estimates, we believe that we will have sufficient supply of DEFINITY, NEUROLITE, Cardiolite and evacuation vials from JHS, and sufficient supply of saline from our sole manufacturer, to meet expected demand. However, we can give no assurances that JHS or our other manufacturing partner will be able to manufacture and distribute our products in a high quality and timely manner and in sufficient quantities to allow us to avoid product stock-outs and shortfalls. In addition, on July 27, 2021, we received a letter from JHS that it was providing notice of non-renewal of our manufacturing agreement relating to DEFINITY, but that JHS remained interested in negotiating a new agreement. We are actively negotiating a new manufacturing agreement with JHS for DEFINITY, although there is no assurance that we will be able to reach an agreement on mutually acceptable terms or at all. In the event we are not able to enter into an agreement on mutually acceptable terms or at all, we expect that we would exercise our right under our current agreement with JHS to request a terminal supply of DEFINITY in an amount sufficient to meet our supply needs for DEFINITY until our in-house manufacturing facility is operational and producing enough DEFINITY to meet our supply needs, although there is no assurance that there would be no disruption.
Xenon is captured as a by-product of the Mo-99 production process. We receive bulk unprocessed Xenon from IRE resulting from highly-enriched uranium (“HEU”) Mo-99 production, which we process and finish for our customers. We do not yet receive Xenon resulting from low-enriched uranium (“LEU”) Mo-99 production at IRE and can give no assurances as to the timing of the availability of LEU Xenon. We believe we will have a sufficient supply of Xenon to meet our customers’ needs. However, until IRE converts to LEU Xenon production or we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider of HEU Xenon.
1095 is currently manufactured only at the Center for Probe Development and Commercialization (“CPDC”). Until December 2019, the CPDC was subject to an Import Alert by the FDA, which restricted the CPDC’s ability to ship products to the U.S. Although the CPDC has since been cleared by the FDA to ship products to the U.S., there can be no guarantee that the CPDC, or any other third-party manufacturer that we may partner with in the future, will not be subject to similar restrictions in the future.
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
Both before and after the approval of our products and agents in development, we, our products, development agents, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S. as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country, including, among other things, anti-trust and competition laws and regulations and the recently enacted General Data Protection Regulation in the European Union. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the U.S. Nuclear Regulatory Commission, the U.S. Department of Health and Human Services, Health Canada, the European Medicines Agency, the U.K. Medicines and Healthcare Products Regulatory Agency, the NMPA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Regulations are subject to change as a result of legislative, administrative or judicial action, which may also increase our costs or reduce sales or otherwise adversely impact our products. For example, on April 16, 2021 in the case Genus Medical Technologies LLC v. Food and Drug Administration, the U.S. Court of Appeals for the D.C. Circuit held that a product (other than a combination product) that meets the definitions of both “drug” and “device” in the Federal Food, Drug, and Cosmetic Act (the “FDCA”) must be regulated as a device. On August 9, 2021, the FDA announced that, as part of its implementation of this court decision, the FDA intends to regulate products that meet both the device and drug definition as devices, except where Congress intended a different classification. The FDA further indicated that it intends to bring previously classified products into line with the court decision and will reexamine whether individual imaging agents meet the device definition. In connection with its announcement, the FDA requested comments from the industry on five topics: categories of products implicated by the court decision; the transition process; the transition timing; user fee transitions; and determining drug or device status. We plan to submit comments to the FDA in response to its request for comments by the November 30, 2021 deadline. While we question whether the FDA has authority to make this change, believe that pre-existing law already establishes that a broad spectrum of imaging agents have already been established by Congress to be “drugs”, and do not believe that any of our imaging agents meets the definition of a “device” under the FDCA, we can give no assurance that the FDA will agree with our position. In addition, if the FDA determines that one or more of our imaging agents meet the definition of a “device”, we do not know when such reclassification would be effective, how any transition rules would be formulated or applied, and whether or not the legal framework provided by the Hatch-Waxman Act would be preserved for some time after such reclassification. A reclassification of one or more of our imaging agents as a “device” could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Because the CVRs are considered contingent consideration liabilities, for accounting purposes we are required by U.S. GAAP to estimate their fair value on a recurring basis. Adjustments in the estimated fair value of the CVRs can impact our consolidated financial statements on a quarterly or annual basis. The estimated fair value of the CVRs is determined based on a Monte Carlo simulation model that include significant estimates and assumptions pertaining to commercialization events, sales targets, market conditions and discount rates. These estimates and assumptions are subject to the judgment of our management team and are not prepared with a view towards public disclosure of projected sales. Our sales targets are also subject to significant economic, competitive, industry and other uncertainties and contingencies, which are difficult to predict and in many cases are beyond our control. We can give no assurance that the actual amounts paid, if any, in connection with the CVRs will be consistent with any recurring fair value estimate for such CVRs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2021. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019 and April 28, 2021 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2. These shares are then sold in compliance with Rule 10b5-1 into the market to allow the Company to satisfy the tax withholding requirements in cash.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2021**	1,086	$26.20	*	*
August 2021**	1,077	$25.63	*	*
September 2021**	2,737	$25.61	*	*
Total	4,900		*
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 27, 2021, we received a letter from JHS that it was providing notice of non-renewal of our manufacturing agreement relating to DEFINITY, but that JHS remained interested in negotiating a new agreement. We are actively negotiating a new manufacturing agreement with JHS for DEFINITY, although there is no assurance that we will be able to reach an agreement on mutually acceptable terms or at all. In the event we are not able to enter into an agreement on mutually acceptable terms or at all, we expect that we would exercise our right under our current agreement with JHS to request a terminal supply of DEFINITY in an amount sufficient to meet our supply needs for DEFINITY until our in-house manufacturing facility is operational and producing enough DEFINITY to meet our supply needs, although there can be no assurance that there would be no disruption.

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	November 4, 2021

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 4, 2021