Form 10-Q
period 2022-03-31
Lantheus Holdings, Inc.
filed 2022-04-29
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,634,063 shares of common stock, $0.01 par value, outstanding as of April 22, 2022.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$105,355	$98,508
Accounts receivable, net	172,283	89,336
Inventory	34,249	35,129
Other current assets	12,860	12,818
Total current assets	324,747	235,791
Property, plant and equipment, net	116,959	116,772
Intangibles, net	340,204	348,510
Goodwill	61,189	61,189
Deferred tax assets, net	47,868	62,764
Other long-term assets	42,199	38,758
Total assets	$933,166	$863,784
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$12,878	$11,642
Accounts payable	22,383	20,787
Accrued expenses and other liabilities	142,396	58,068
Total current liabilities	177,657	90,497
Asset retirement obligations	21,514	20,833
Long-term debt, net and other borrowings	159,369	163,121
Other long-term liabilities	58,776	124,894
Total liabilities	417,316	399,345
Commitments and contingencies (See Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 68,570 and 67,739 shares issued and outstanding, respectively)	686	677
Additional paid-in capital	691,516	685,472
Accumulated deficit	(178,263)	(221,225)
Accumulated other comprehensive income (loss)	1,911	(485)
Total stockholders’ equity	515,850	464,439
Total liabilities and stockholders’ equity	$933,166	$863,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$208,880	$92,509
Cost of goods sold	79,810	51,479
Gross profit	129,070	41,030
Operating expenses
Sales and marketing	20,354	14,173
General and administrative	37,588	16,138
Research and development	12,203	10,360
Total operating expenses	70,145	40,671
Gain on sale of assets	—	15,263
Operating income	58,925	15,622
Interest expense	1,509	2,718
Gain on extinguishment of debt	—	(889)
Other income	(485)	(549)
Income before income taxes	57,901	14,342
Income tax expense	14,939	5,334
Net income	$42,962	$9,008
Net income per common share:
Basic	$0.63	$0.13
Diluted	$0.61	$0.13
Weighted-average common shares outstanding:
Basic	68,008	67,094
Diluted	70,051	67,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$42,962	$9,008
Other comprehensive income:
Foreign currency translation	140	102
Unrealized gain on cash flow hedges, net of tax	2,256	706
Total other comprehensive income	2,396	808
Comprehensive income	$45,358	$9,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	67,739	$677	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	$691,516	$(178,263)	$1,911	$515,850

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205
Net income	—	—	—	9,008	—	9,008
Other comprehensive income	—	—	—	—	808	808
Stock option exercises and employee stock plan purchases	155	1	2,379	—	—	2,380
Vesting of restricted stock awards and units	489	5	(5)	—	—	—
Shares withheld to cover taxes	(85)	(1)	(1,598)	—	—	(1,599)
Stock-based compensation	—	—	3,317	—	—	3,317
Balance, March 31, 2021	67,434	$674	$669,623	$(140,938)	$(1,240)	$528,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$42,962	$9,008
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	11,786	8,123
ARO acceleration	293	—
Amortization of debt related costs	246	(61)
Changes in fair value of contingent assets and liabilities	18,400	300
Gain on extinguishment of debt	—	(889)
Provision for excess and obsolete inventory	2,519	1,395
Stock-based compensation	5,623	3,317
Gain on sale of assets	—	(15,263)
Deferred taxes	14,180	4,581
Long-term income tax receivable	(396)	(573)
Long-term income tax payable and other long-term liabilities	779	728
Other	829	655
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(85,155)	(2,346)
Inventory	(1,634)	3,889
Other current assets	(104)	(536)
Other long-term assets	(533)	—
Accounts payable	1,506	4,110
Accrued expenses and other liabilities	(1,037)	(6,620)
Net cash provided by operating activities	10,264	9,818
Investing activities
Capital expenditures	(3,190)	(2,520)
Proceeds from sale of assets, net	1,800	15,823
Net cash (used in) provided by investing activities	(1,390)	13,303
Financing activities
Payments on long-term debt and other borrowings	(2,609)	(35,572)
Proceeds from stock option exercises	5,357	2,043
Proceeds from issuance of common stock	577	337
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(5,504)	(1,599)
Net cash used in financing activities	(2,179)	(34,791)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	151	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,846	(11,691)
Cash, cash equivalents and restricted cash, beginning of period	100,651	82,694
Cash, cash equivalents and restricted cash, end of period	$107,497	$71,003

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$105,355	$68,861
Restricted cash included in other long-term assets	2,142	2,142
Cash, cash equivalents and restricted cash at end of period	$107,497	$71,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, references to “Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Holdings, references to “Progenics” refer to Progenics Pharmaceuticals, Inc., a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics (as of the Closing Date, as defined below), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future period.
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities Exchange Commission (“SEC”) on February 24, 2022.
Progenics Acquisition
On June 19, 2020 (the “Closing Date”), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020 (the “Merger Agreement”), by and among Holdings, Plato Merger Sub, Inc., a wholly-owned subsidiary of Holdings (“Merger Sub”), and Progenics, Holdings completed the acquisition of Progenics by means of a merger of Merger Sub with and into Progenics, with Progenics surviving such merger as a wholly-owned subsidiary of Holdings (the “Progenics Acquisition”). Subsequently, on June 22, 2020, Holdings contributed all of the capital stock of Progenics to LMI, thereby making Progenics an indirect subsidiary of Holdings.
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent began in June 2021. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition (which the Company currently estimates could be approximately $100.0 million). The Company expects to issue any applicable cash payments related to the CVRs as early as the first quarter of 2023 and the first quarter of 2024. No fractional shares of Holdings common stock were issued in the Progenics Acquisition, and Progenics’ former stockholders have received cash in lieu of any fractional shares of Holdings common stock. In addition, in accordance with the Merger Agreement, at the Effective Time, each Progenics stock option with a per share exercise price less than or equal to $4.42 (an “in-the-money Progenics stock option”) received in exchange for each such in-the money Progenics stock option: (i) an option to purchase Holdings common stock (each, a “Replacement Stock Option”) converted based on the Exchange Ratio, and (ii) a vested or unvested CVR depending on whether the underlying in-the-money Progenics stock option was vested or unvested at the Effective Time. Each Progenics stock option with a per share exercise price greater than $4.42 (an “out-of-the-money Progenics stock option”) received in exchange for such out-of-the-money Progenics stock options a Replacement Stock Option converted at an exchange ratio determined based on the average of the volume weighted average price per share of common stock of Progenics and Lantheus Holdings prior to the Effective Time, which exchange ratio was 0.31, the same as the Exchange Ratio. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders and option holders.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the three months ended March 31, 2022.
3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended March 31,
Major Products/Service Lines (in thousands)	2022	2021
Product revenue, net(1)	$180,009	$87,319
License and royalty revenues(2)	28,871	5,190
Total revenues	$208,880	$92,509
________________________________
(1)The Company’s principal products include PYLARIFY, DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all its principal products.
(2)The Company recognized $24.0 million license revenue in the first quarter of 2022 related to an agreement with Novartis Pharma AG. Please refer to Note 19, “Commitments and Contingencies” for further details on the license agreement.
The Company classifies its revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other revenue includes strategic partnerships and other arrangements related to other products of the Company, such as royalty revenue from our license of RELISTOR.
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc. (“AAA”), Endocyte, Inc. (“Endocyte”) and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with the German litigation (please refer to Note 19 “Commitments and Contingencies”) and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded in the future as product is provided. In accordance with the Company's ASC 606, Revenue from Contracts with Customers, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value to the fair value of the license, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022. The Company received the $24.0 million payment in April 2022.
Revenue by product category on a net basis is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
DEFINITY	$58,328	$55,971
TechneLite	22,605	22,800
Other precision diagnostics	5,265	6,984
Total precision diagnostics	86,198	85,755
PYLARIFY	92,777	—
Other radiopharmaceutical oncology	1,327	1,500
Total radiopharmaceutical oncology	94,104	1,500
Strategic partnerships and other revenue	28,578	5,254
Total revenues	$208,880	$92,509
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

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$38,986	$38,986	$—	$—
Interest rate swaps	3,387	—	3,387	—
Contingent receivable	8,900	—	—	8,900
Total assets	$51,273	$38,986	$3,387	$8,900
Liabilities:
Contingent consideration liabilities	$104,200	$—	$—	$104,200
Total liabilities	$104,200	$—	$—	$104,200

	December 31, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$40,140	$40,140	$—	$—
Interest rate swaps	357	—	357	—
Contingent receivable	9,300	—	—	9,300
Total assets	$49,797	$40,140	$357	$9,300
Liabilities:
Contingent consideration liabilities	$86,200	$—	$—	$86,200
Total liabilities	$86,200	$—	$—	$86,200

During the three months ended March 31, 2022, there were no transfers into or out of Level 3.
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
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, subject to a maximum cap (which the Company currently estimates could be approximately $100.0 million). Refer to Note 1, “Basis of Presentation” for further details on the CVRs. Additionally, the Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million related to a 1404 commercialization milestone. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the CVRs and the 2013 Acquisition, each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at March 31, 2022.

	Fair Value at				Assumptions
(in thousands)	March 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	March 31, 2022	December 31, 2021
Contingent receivable:
Regulatory milestone	$2,500	$2,500	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2022	2022
				Probability of success	70%	70%
				Discount rate	18%	17%
Royalties	6,400	6,800	Probability adjusted discounted cash flow model
				Probability of success	10% - 60%	10% - 60%
				Discount rate	18%	17%
Total	$8,900	$9,300

	Fair Value at				Assumptions
(in thousands)	March 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	March 31, 2022	December 31, 2021
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$91,700	$73,200	Monte Carlo simulation	Period of expected milestone achievement and sales targets	2022 - 2023	2022 - 2023
				Discount rate	18%	17%
1095 commercialization milestone	1,800	1,900	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	2.1%	1.3%
Net sales targets - AZEDRA and 1095	10,700	11,100	Monte Carlo simulation
				Probability of success and sales targets	40% - 100%	40% - 100%
				Discount rate	17% - 18%	16% - 17%
Total	$104,200	$86,200
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Fair value, beginning of period	$9,300	$11,300	$86,200	$15,800
Changes in fair value included in net income	(400)	900	18,000	1,200
Fair value, end of period	$8,900	$12,200	$104,200	$17,000
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in an expense of $18.4 million for the three months ended March 31, 2022 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates and the passage of time. The Company expects to issue any applicable cash payments related to the CVRs as early as the first quarter of 2023 and the first quarter of 2024. As of March 31, 2022, the Company has $83.3 million in current liabilities and $8.4 million in long term liabilities to account for the expected payments related to the CVRs.
5. Income Taxes
The Company calculates income taxes at the end of each reporting period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. Cumulative adjustments to the tax provision are recorded in the reporting period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense is presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax expense	$14,939	$5,334
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company assessed the need for a valuation allowance against certain state tax credit carryforwards added through the Progenics Acquisition. The Company continues to retain other valuation allowances of $1.2 million against the net deferred tax assets of its U.K. subsidiary, and $2.0 million against the net deferred tax assets of its Sweden subsidiary.
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
In accordance with the Company’s accounting policy, the change in the tax liabilities, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. As these reserves change adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the remaining receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities.
The Company finalized the accounting for the Progenics Acquisition for income taxes in the first quarter of 2021 resulting in a reduction of deferred tax assets, primarily related to state research credit carryforwards and an increase to goodwill of $2.6 million.
6. Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$13,861	$15,505
Work in process	13,071	13,042
Finished goods	7,317	6,582
Total inventory	$34,249	$35,129
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of December 31, 2021, the Company had $6.1 million of such product costs included in inventories related to DEFINITY that had been manufactured through the Company’s in-house manufacturing capabilities. The Company received regulatory approval for the manufacture of DEFINITY at its new in-house manufacturing facility during the first quarter of 2022 and has no inventory pending regulatory approval as of March 31, 2022.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Land	$13,450	$13,450
Buildings	73,560	73,559
Machinery, equipment and fixtures	84,983	83,608
Computer software	24,766	24,384
Construction in progress	12,186	10,686
	208,945	205,687
Less: accumulated depreciation and amortization	(91,986)	(88,915)
Total property, plant and equipment, net	$116,959	$116,772
Depreciation and amortization expense related to property, plant and equipment, net, was $3.1 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Compensation and benefits	$10,629	$22,730
Freight, distribution and operations	26,581	16,157
Accrued rebates, discounts and chargebacks	10,793	10,977
Accrued professional fees	3,596	2,850
Short-term contingent liability (Note 4)	83,300	—
Other	7,497	5,354
Total accrued expenses and other liabilities	$142,396	$58,068

Operating lease liabilities (Note 16)	$16,207	$16,546
Long-term contingent liability (Note 4)	20,900	86,200
Other long-term liabilities	21,669	22,148
Total other long-term liabilities	$58,776	$124,894
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
The purchase price for the stock sale was $18.0 million in cash, including a holdback amount of $1.8 million which the Company received during the first quarter of 2022; the purchase price also included a working capital adjustment. The SPA contains customary representations, warranties and covenants by each of the parties. Subject to certain limitations, the buyer will be indemnified for damages resulting from breaches or inaccuracies of the Company’s representations, warranties and covenants in the SPA.
The Company determined that this sale of certain net assets did not constitute a strategic shift that had a major effect on the Company’s operations or financial results. As a result, this transaction was not classified as discontinued operations in the Company’s accompanying condensed consolidated financial statements.
The following table summarizes the major classes of assets and liabilities sold as of January 29, 2021 (date of sale):

(in thousands)	January 29, 2021
Current Assets:
Cash and cash equivalents	$540
Accounts receivable, net	1,959
Inventory	530
Other current assets	65
Total current assets	3,094
Non-Current Assets:
Property, plant & equipment, net	780
Intangibles, net	96
Other long-term assets	774
Total assets held for sale	$4,744

Current Liabilities:
Accounts payable	$185
Accrued expense and other liabilities	369
Total current liabilities	554
Non-Current Liabilities:
Asset retirement obligations	306
Other long-term liabilities	588
Total liabilities held for sale	$1,448

The sale resulted in a pre-tax book gain of $15.3 million, which was recorded within operating income in the condensed consolidated statements of operations for the three months ended March 31, 2021.
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of March 31, 2022, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.4 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2022	$20,833
Accretion expense	388
Accelerated Costs	293
Balance at March 31, 2022	$21,514
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
11. Intangibles, Net
Intangibles, net, consisted of the following:

	March 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,648)	$1,892
Customer relationships	15 - 25	Accelerated	96,962	(94,856)	2,106
Currently marketed products	9 - 15	Straight-Line	275,700	(29,416)	246,284
Licenses	11 - 16	Straight-Line	85,800	(13,441)	72,359
Developed technology	9	Straight-Line	2,400	(477)	1,923
IPR&D	N/A	N/A	15,640	—	15,640
Total			$490,042	$(149,838)	$340,204

	December 31, 2021
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,510)	$2,030
Customer relationships	15 - 25	Accelerated	96,880	(94,630)	2,250
Currently marketed product	9 - 15	Straight-Line	275,700	(23,345)	252,355
Licenses	11 - 16	Straight-Line	85,800	(11,555)	74,245
Developed technology	9	Straight-Line	2,400	(410)	1,990
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,960	$(141,450)	$348,510

The Company recorded amortization expense for its intangible assets of $8.3 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2022	$24,923
2023	32,634
2024	32,563
2025	32,508
2026	32,497
2027 and thereafter	169,439
Total	$324,564
12. Long-Term Debt, Net, and Other Borrowings
As of March 31, 2022, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2022	$8,750
2023	15,000
2024	148,750
Total principal outstanding	172,500
Unamortized debt discount	(448)
Unamortized debt issuance costs	(387)
Finance lease liabilities	582
Total	172,247
Less: current portion	(12,878)
Total long-term debt, net and other borrowings	$159,369

At March 31, 2022, the Company’s interest rate under the five-year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”) was 2.2%.
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
13. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At March 31, 2022, accumulated other comprehensive income included $1.0 million of pre-tax deferred gains that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)		March 31, 2022	December 31, 2021
Derivatives type	Classification
Assets:
Interest rate swap	Other long-term assets	$3,387	$357
14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax of $0.9 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive income before reclassifications	140	2,086	2,226
Amounts reclassified to earnings	—	170	170
Balance at March 31, 2022	$(614)	$2,525	$1,911

Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive loss before reclassifications	102	533	635
Amounts reclassified to earnings	—	173	173
Balance at March 31, 2021	$(528)	$(712)	$(1,240)
15. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of goods sold	$912	$622
Sales and marketing	1,013	350
General and administrative	3,002	1,920
Research and development	696	425
Total stock-based compensation expense	$5,623	$3,317

16. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Other long-term assets	$8,675	$8,788
Finance	Property, plant and equipment, net	602	556
Total leased assets		$9,277	$9,344
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,619	$1,599
Finance	Current portion of long-term debt and other borrowings	378	392
Noncurrent
Operating	Other long-term liabilities	16,207	16,546
Finance	Long-term debt, net and other borrowings	204	299
Total leased liabilities		$18,408	$18,836
17. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$42,962	$9,008

Basic weighted-average common shares outstanding	68,008	67,094
Effect of dilutive stock options	406	82
Effect of dilutive restricted stock	1,637	538
Diluted weighted-average common shares outstanding	70,051	67,714

Basic income per common share	$0.63	$0.13
Diluted income per common share	$0.61	$0.13

Antidilutive securities excluded from diluted net income per common share	377	1,349
18. Other Income
Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Foreign currency (gains) losses	$(81)	$42
Tax indemnification income, net	(396)	(573)
Interest income	(8)	(17)
Other	—	(1)
Total other income	$(485)	$(549)

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
As of March 31, 2022, the Company did not have any material ongoing litigation in which the Company was a party. During the first quarter of 2022, the Company was able to resolve certain litigation matters as set forth below:
On January 31, 2022, the Company entered into a global settlement agreement with Novartis, AAA, Endocyte and certain of their affiliates to settle certain disputes between the parties, as further described below:
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
Post-Grant Review Proceeding
On February 4, 2021, AAA, a wholly-owned subsidiary of Novartis and parent of Endocyte, filed a petition for post-grant review of U.S. Patent No. 10,640,461 (the “’461 patent”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. The ’461 patent is owned by MIP. In the petition, AAA challenged the patentability of certain claims of the ’461 patent. The PTAB instituted Post-Grant Review proceedings (the “PGR Proceeding”) on July 29, 2021. Pursuant to the terms of the Novartis Agreement, the PGR Proceeding was terminated.
Global Settlement Agreement
In addition to the dismissal of the German Litigation, the withdrawal of the Ownership Claim and the termination of the PGR Proceeding, under the Novartis Agreement, the parties, among other things, cross-licensed certain patent rights to one another, and Novartis made a $24.0 million lump sum payment to the Company and also reimbursed the Company for certain fees and expenses the Company is required to pay to the University in connection with the German Litigation. The Company received the $24.0 million payment in April 2022.
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
Progenics continued its appeal on the revocation of the third patent, EP1615646. Oral proceedings for EP1615646 were held at the Appeal Board of the EPO on September 22, 2020. The revocation decision under appeal was set aside and the case was remitted to the Opposition Division for further prosecution. An oral hearing was held before the Opposition Division on September 27, 2021. The Opposition Division issued its final written opinion on November 11, 2021, indicating that the patent will be maintained in amended form. The final written decision of the Opposition Division was appealable to the Appeal Board of the EPO by either party. Progenics appealed this decision on January 20, 2022 to hold open its option to file Grounds for Appeal. Given that neither opponent filed a Notice of Appeal, Progenics withdrew its Notice of Appeal on February 23, 2022. The Opposition Division communicated the Closure of Opposition Proceedings on March 7, 2022. The patent will proceed to issuance, in amended form, with the payment of publication fees and submission of translated claims by June 11, 2022.
20. Segment Information
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, including the impact on the Company’s business of the acquisition of Progenics described in Note 1, and the sale of the Puerto Rico subsidiary in the first quarter, which resulted in a change in operating and reportable segments. The Company now operates as one business segment: the development, manufacture and sale of innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. This conclusion reflects the Company’s focus on the performance of the business on a consolidated worldwide basis. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition, including as a result of patent and regulatory exclusivity expirations and challenges; (ii) our ability to continue to grow PYLARIFY as a commercial product, including (A) our ability to obtain FDA approval for additional positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY, (B) the ability of PMFs to manufacture PYLARIFY to meet product demand, (C) our ability to sell PYLARIFY to customers, (D) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, and (E) our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development; (iii) the global Molybdenum-99 (“Mo-99”) supply; (iv) our ability to have third party manufacturers manufacture our products and our ability to use our in-house manufacturing capacity; (v) our ability to successfully launch PYLARIFY AI as a commercial product; (vi) the continuing impact of the global COVID-19 pandemic on our business, financial condition and prospects; (vii) the efforts and timing for clinical development of our product candidates and new clinical applications for our products, in each case, that we may develop, including 1095 and LMI 1195, or that our strategic partners may develop, including flurpiridaz fluorine-18 (“F 18”); (viii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas; and (ix) the potential reclassification by the FDA of certain of our products and product candidates from drugs to devices with the expense, complexity and potentially more limited competitive protection such reclassification could cause. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
Our Business
We are an established leader and fully integrated provider committed to innovative imaging diagnostics, targeted therapeutics, and artificial intelligence solutions to Find, Fight and Follow serious medical conditions. We classify our products in three categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Our leading precision diagnostic products assist healthcare professionals (“HCPs”) Find and Follow diseases in non-oncologic conditions. Our radiopharmaceutical oncology diagnostics and therapeutics help HCPs Find, Fight and Follow cancer. Our strategic partnerships and other revenue category focuses on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms, and also includes royalty revenue from our license of RELISTOR.
Our commercial products are used by cardiologists, urologists, oncologists, internal medicine physicians, nuclear medicine physicians, radiologists, sonographers and technologists working in a variety of clinical settings. We believe that our diagnostic products provide improved diagnostic information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs for payors and throughout the healthcare system.
We produce and market our products throughout the United States (the “U.S.”), selling primarily to clinics, group practices, hospitals, integrated delivery networks, and radiopharmacies. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our headquarters are located in North Billerica, Massachusetts, with additional offices in Somerset, New Jersey; Montreal, Canada and Lund, Sweden.
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
PYLARIFY Approval, Commercial Launch and Revenue Growth
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
According to the American Cancer Society, prostate cancer is the second most common cancer in American men -- one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.1 million American men are living with prostate cancer today. Based on estimates from third party sources regarding the incidence of prostate cancer in men in the U.S., we believe the market potential for all PSMA PET imaging agents in the U.S. could be up to 250,000 annual scans, comprised of 90,000 scans for patients with intermediate, unfavorable or high/very high risk of suspected metastases of prostate cancer; 130,000 scans for patients with suspected recurrence of prostate cancer; and 30,000 scans for patients with metastatic castration-resistant prostate cancer (“mCRPC”) who may be under consideration for PSMA-targeted therapy for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy). However, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or what our ultimate market penetration may be.

In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto, Novartis’ recently approved PSMA-targeted therapeutic. As part of the agreement with Novartis, we will supply PYLARIFY for the selection of patients with prostate cancer, and Novartis will provide all PYLARIFY-related clinical imaging data to us. In addition, the Society for Nuclear Medicine and Molecular Imaging, or SNMMI, recently updated their appropriate use criteria, noting that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy.
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
The commercial launch of PYLARIFY has been complex and expensive. During 2021, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is now broadly available nationwide and we continue to qualify additional PMFs, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
In addition to the network of PMFs, we have also been working with academic medical centers in the U.S. that have radioisotope-producing cyclotrons and which have expressed an interest in manufacturing PYLARIFY. Under this initiative, we enter into a fee-for-service arrangement under which the academic medical center’s PMF manufactures and supplies batches of PYLARIFY, and its radiopharmacy prepares patient-ready unit doses, in each case for and on behalf of us. We then sell those unit doses to the academic medical center’s hospitals and clinics, and in some instances, to additional customers in the academic medical center’s geographic area, in each case, under separate purchase agreements. The academic medical center’s PMF’s ability to manufacture and supply batches of PYLARIFY is subject to FDA approval, and we can give no assurance that the FDA will approve such PMFs in accordance with our planned roll-out schedule.
Our commercial launch also required obtaining adequate coding, coverage and payment for PYLARIFY, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels, to adequately cover our customers’ costs of using PYLARIFY in PSMA PET/CT imaging procedures. We received notification that our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted Transitional Pass-Through Payment Status in the hospital outpatient setting (“TPT Status”) for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting but rather would be included as part of the facility fee a hospital otherwise receives for a PET/CT imaging procedure, and the facility fee does not always adequately cover the total cost of the procedure. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure.
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
PYLARIFY AI is artificial intelligence medical device software developed to assist with the reading and quantification of PYLARIFY scans. The technology automatically analyzes a PSMA PET/CT image to segment anatomical regions – 51 bones and 12 soft tissue organs. This image segmentation enables automated localization, detection and quantification of potential PSMA-avid lesions in a PSMA PET/CT image, which data is then incorporated into the reporting system used by physicians.
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our ultrasound microbubble enhancing agent, DEFINITY, continues to be significant. Historically, DEFINITY has been our fastest growing and highest margin commercial product. We anticipate DEFINITY sales will continue to grow in the future. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of December 31, 2021.
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have five Orange Book-listed method of use patents, one of which expires in 2035 and four of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we have six Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; we have submitted additional VIALMIX RFID patent applications in major markets throughout the world.
Hatch-Waxman Act - Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve Abbreviated New Drug Applications (“ANDAs”) for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) either the marketing of that generic candidate does not infringe the Orange Book-listed patent(s) or the Orange Book-listed patent(s) is invalid. Similarly, the FDA can approve a Section 505(b)(2) New Drug Application (“505(b)(2)”) from an applicant that relies on some of the information required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. With respect to the Orange Book-listed patent(s) covering an innovator product, the ANDA applicant or the Section 505(b)(2) applicant (if relying on studies related to the innovator product) (together, the “Applicant”) must give a notice (a “Notice”) to the innovator of its certification that its generic candidate will not infringe the innovator’s Orange Book-listed patent(s) or that the Orange Book-listed patent(s) is invalid. The innovator can then file suit against the Applicant within 45 days of receiving the Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the Applicant is resolved in court. The 30-month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute.
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an Applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the Applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the Applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an Applicant in May 2022 and the full 30-month stay were obtained, then the Applicant would be precluded from commercialization until at least November 2024. If we received a Notice some number of months in the future and the full 30-month stay were obtained, the commercialization date would roll forward in the future by the same number of months. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical studies may be required.
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
•VIALMIX RFID – VIALMIX RFID, our next-generation activation device designed specifically for both DEFINITY and DEFINITY RT, became commercially available in the fourth quarter of 2021. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY and DEFINITY RT. The RFID tag, which is affixed to the vial label, enables the DEFINITY or DEFINITY RT vial to be appropriately activated with the VIALMIX RFID activation device.
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2022, with auto-renewal provisions that are terminable upon notice of non-renewal, and with NTP Radioisotopes (“NTP”), acting for itself and on behalf of its subcontractor, the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through June 30, 2022, and for which we are currently negotiating an extension.
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
To augment our current supply of Mo-99, we have a strategic arrangement with SHINE Medical Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, entered into in November 2014, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2023. The term of this arrangement provides for three years of supply of Mo-99. However, we cannot assure you that SHINE will be able to produce commercial quantities of Mo-99 for our business, or that SHINE, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Inventory Supply
We obtain a substantial portion of our imaging agents from a third party supplier. JHS is currently a significant supplier of DEFINITY and our sole source manufacturer of NEUROLITE, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. On February 23, 2022, our wholly-owned subsidiary, LMI, entered into a Manufacturing and Supply Agreement (the “MSA”) with JHS, effective as of February 23, 2022, pursuant to which JHS will manufacture, and LMI will purchase, our DEFINITY, NEUROLITE, Cardiolite and evacuation vial products. The new MSA supersedes all of the prior agreements of the parties. The initial term of the MSA runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The MSA requires LMI to purchase from JHS specified percentages of its total requirements for DEFINITY, as well as specified quantities of NEUROLITE, Cardiolite and evacuation vial products, each year during the contract term. Either party can terminate the MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on Samsung BioLogics as our sole source manufacturer of DEFINITY RT.
In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility, and inventory that we had previously manufactured at this facility became commercially saleable. We believe this facility will allow us to better manage DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy.
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
Although many of the restrictions, including stay-at-home mandates, imposed in response to the COVID-19 pandemic have been lifted in much of the U.S., and there has been a rapid rollout and development of multiple vaccines and boosters, the resurgence of COVID-19 infections continued to impact certain aspects of our business during the first quarter of 2022. For example, we believe sales of DEFINITY were impacted by elevated case counts and hospitalizations but improved over the course of the quarter, even amidst ongoing hospital nursing and sonographer shortages.
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
•For PYLARIFY AI, our development of PYLARIFY AI resulted in a 510(k) clearance granted by the FDA in July 2021.
•For 1095, we completed an interim analysis of the ARROW Phase 2 study in mCRPC patients in the fourth quarter of 2021 and are continuing that study without modifications. We currently expect to complete enrollment in the ARROW Phase 2 study later in 2022.
•For LMI 1195, we plan to initiate a Phase 3 clinical trial for the use of LMI 1195 for the diagnosis and management of neuroblastoma tumors in pediatric and adult populations. We expect to initiate approximately 20 clinical sites in the U.S. to enroll approximately 100 patients with known or suspected neuroblastoma.
•We are also exploring additional lifecycle management opportunities for some of our current products, including AZEDRA.
Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of our clinical development candidates or lifecycle management opportunities will be successful.
Strategic Initiatives
We continue to seek ways to further expand our portfolio of products and product candidates and to optimize the value of our current assets, evaluating a number of different opportunities to collaborate with others or to acquire or in-license additional products, product candidates, businesses and technologies to drive our future growth. In particular, we believe that diagnostic and therapeutic product opportunities in oncology and other strategic areas will be critical to our future success, and we are committed to further augmenting our commercial portfolio with revenue opportunities of a similar magnitude as DEFINITY and PYLARIFY, either through strategic transactions or internal development.
Oncology
As we continue to pursue expanding our strategic partnerships, our Pharma Services activities and strategic partnerships in oncology include:
•Prostate Cancer - We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
◦In March 2022, we announced a collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. As part of the agreement with Novartis, the Company will provide PYLARIFY for the selection of patients with prostate cancer, and Novartis will provide all PYLARIFY related clinical imaging data to the Company.
◦In January 2022, we announced a collaboration with the Prostate Cancer Clinical Trial Consortium (“PCCTC”), a premier multicenter clinical research organization that specializes in prostate cancer research. The intent of the strategic collaboration is to integrate our AI platform into PCCTC studies to advance the development and validation of novel AI-enabled biomarkers.
◦In September 2021, we entered into a development and commercialization collaboration with RefleXion Medical, Inc. to evaluate the use of piflufolastat F 18 to enable real-time therapeutic guidance of biology-guided radiotherapy in prostate cancer using the RefleXion X1TM platform.

◦Prior to 2021, we also entered into several other separate agreements, including with POINT Biopharma and Regeneron, under which we supply piflufolastat F 18 in connection with their clinical studies, and Curium, under which we licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe.
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
Microbubble Franchise
In addition, we continue to expand our microbubble franchise. In April 2021, we announced a strategic collaboration with Allegheny Health Network (“AHN”), which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia. Xerostomia is a lack of saliva production leading to dry mouth and has a variety of causes, including radiotherapy and chemotherapy, the chronic use of drugs and rheumatic and dysmetabolic diseases. Prior to 2021, we entered into microbubble collaborations with the following parties: (i) Cerevast Medical, Inc. (“Cerevast”), in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS, for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; and (iii) Insightec Ltd. (“Insightec”), which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change $	Change %
Revenues	$208,880	$92,509	$116,371	125.8%
Cost of goods sold	79,810	51,479	28,331	55.0%
Gross profit	129,070	41,030	88,040	214.6%
Operating expenses
Sales and marketing	20,354	14,173	6,181	43.6%
General and administrative	37,588	16,138	21,450	132.9%
Research and development	12,203	10,360	1,843	17.8%
Total operating expenses	70,145	40,671	29,474	72.5%
Gain on sale of assets	—	15,263	(15,263)	N/A
Operating income	58,925	15,622	43,303	277.2%
Interest expense	1,509	2,718	(1,209)	(44.5)%
Gain on extinguishment of debt	—	(889)	889	N/A
Other income	(485)	(549)	64	(11.7)%
Income before income taxes	57,901	14,342	43,559	303.7%
Income tax expense	14,939	5,334	9,605	180.1%
Net income	$42,962	$9,008	$33,954	376.9%

Comparison of the Periods Ended March 31, 2022 and 2021
Revenues
We classify our revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Precision diagnostics includes DEFINITY, TechneLite and other imaging diagnostic products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other revenue includes out-licensing arrangements, which includes $24.0 million of revenue recognized pursuant to the Novartis Agreement, partnerships that focus on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms, and on our other products, such as RELISTOR.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change $	Change %
DEFINITY	$58,328	$55,971	$2,357	4.2%
TechneLite	22,605	22,800	(195)	(0.9)%
Other precision diagnostics	5,265	6,984	(1,719)	(24.6)%
Total precision diagnostics	86,198	85,755	443	0.5%
PYLARIFY	92,777	—	92,777	N/A
Other radiopharmaceutical oncology	1,327	1,500	(173)	(11.5)%
Total radiopharmaceutical oncology	94,104	1,500	92,604	6,173.6%
Strategic partnerships and other revenue	28,578	5,254	23,324	443.9%
Total revenues	$208,880	$92,509	$116,371	125.8%
The increase in revenues for the three months ended March 31, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY and $24.0 million of revenue recognized pursuant to the Novartis Agreement, and an increase in DEFINITY sales volume period over period due to improving conditions relative to the COVID-19 pandemic in the prior year. The increase is offset, in part, by lower sales volumes from other precision diagnostic products.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	6,411
Adjustments relating to prior period revenues	62
Payments or credits made during the period	(6,657)
Balance, March 31, 2022	$10,793

Gross Profit
The increase in gross profit for the three months ended March 31, 2022, as compared to the prior year period, is primarily due to PYLARIFY post commercial launch sales volume and the $24.0 million pursuant to the Novartis Agreement, which are partially offset by amortization expense of acquired intangible assets in the Progenics Acquisition.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $6.2 million for the three months ended March 31, 2022 as compared to the prior year period. This was primarily driven by the commercialization activities for the launch of PYLARIFY and increased employee-related costs (including the hiring of new employees during 2021 in connection with the commercialization activities for PYLARIFY), as well as the reduced level of marketing promotional programs and travel during the prior year due to the impact of the COVID-19 pandemic.

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
General and administrative expenses increased $21.5 million for the three months ended March 31, 2022 compared to the prior period. This was primarily driven by the $18.4 million net expense for the fair value adjustments to the contingent asset and liabilities in the first quarter of 2022 (an increase of $18.1 million from the prior year period) (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and increased employee-related costs, offset by acquisition-related costs associated with the Progenics Acquisition in the prior year.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $1.8 million for the three months ended March 31, 2022 as compared to the prior year period. This was primarily driven by the level of activity of the ARROW Phase 2 study of 1095, investment in medical affairs related to PYLARIFY and higher overall headcount related costs, offset by the expenses related to filing fees for the PYLARIFY New Drug Application and preparation activities for the launch of PYLARIFY during the prior year period.
Interest Expense
Interest expense decreased by approximately $1.2 million for the three months ended March 31, 2022 as compared to the prior year period due to lower interest rates on our long-term debt and the repayment of the Royalty-Backed Loan on March 31, 2021.
Income Tax Expense
The income tax expense recorded for the three months ended March 31, 2022 was primarily due to pre-tax profits reported during the quarter, partially offset by the benefit associated with stock compensation deductions.
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
Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	25.8%	37.2%
Our effective tax rate in fiscal 2022 differs from the U.S. statutory rate of 21% principally due to the accrual of state taxes and the impact of non-deductible contingency reserve expense.
The decrease in the effective income tax rate for the three months ended March 31, 2022 is primarily due to the increased amount of stock compensation benefits recorded during that quarter.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$10,264	$9,818
Net cash (used in) provided by investing activities	$(1,390)	$13,303
Net cash used in financing activities	$(2,179)	$(34,791)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $10.3 million in the three months ended March 31, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items such as the change in fair value of contingent assets and liabilities of $18.4 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables from timing of sale orders and an increase in collection period as well as the timing of inventory purchases.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was primarily due to $3.2 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net cash provided by investing activities during the three months ended March 31, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $2.5 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 is primarily attributable to the payments on long-term debt and other borrowings of $2.6 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $5.5 million offset by proceeds of $5.4 million from stock option exercises.
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
External Sources of Liquidity
In June 2019, we refinanced our 2017 $275.0 million five-year term loan facility with the 2019 Term Facility. In addition, we replaced our $75.0 million revolving facility with our current five-year revolving credit facility (the “2019 Revolving Facility” and together with the 2019 Term Facility, the “2019 Facility”). The terms of the 2019 Term Facility are set forth in the Credit Agreement, dated as of June 27, 2019, by and among us, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent, which was amended on June 19, 2020 (as amended, the “2019 Credit Agreement”). We have the right to request an increase to the 2019 Term Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $100.0 million, plus additional amounts, in certain circumstances.
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
Under the 2019 Credit Agreement, loans bear interest at LIBOR plus a spread that ranges from 1.50% to 3.00% or the Base Rate (as defined in the 2019 Credit Agreement) plus a spread that ranges from 0.50% to 2.00%, and the commitment fee ranges from 0.15% to 0.40%, in each case based on our Total Net Leverage Ratio (as defined in the 2019 Credit Agreement).
The maximum total net leverage ratio and interest coverage ratio permitted by the financial covenant in our 2019 Credit Agreement is displayed in the table below:

2019 Credit Agreement
Period	Total Net Leverage Ratio
Q3 2021 and thereafter	3.50 to 1.00

Period	Interest Coverage Ratio
Q2 2021 and thereafter	3.00 to 1.00
As of March 31, 2022, we were in compliance with all financial and other covenants under the 2019 Credit Agreement.
Please refer to our Form 10-K for fiscal year ended December 31, 2021 for further details on the 2019 Facility and the 2019 Credit Agreement.
On June 19, 2020, as a result of the Progenics Acquisition, we assumed Progenics outstanding debt as of such date in the amount of $40.2 million. On November 4, 2016, Progenics, through its wholly-owned subsidiary, MNTX Royalties Sub LLC, entered into the Royalty-Backed Loan. The Royalty-Backed Loan bore interest at an annual rate of 9.5% and was scheduled to mature on June 30, 2025.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:
•The level of product sales and the pricing environment of our currently marketed products, particularly DEFINITY and PYLARIFY, as well as any additional products that we may market in the future, including decreased product sales resulting from the COVID-19 pandemic;
•Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;
•The continued costs of the ongoing commercialization of PYLARIFY;
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
•Our ability to have product manufactured and released from manufacturing sites in a timely manner in the future, or to manufacture products at our in-house manufacturing facilities in amounts sufficient to meet our supply needs;
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
We are vulnerable to future supply chain shortages, disruptions or delays, especially for our single sourced products, raw materials and components. Disruption in our financial performance could also occur if we experience significant adverse changes in product or customer mix, broad economic downturns, sustained inflation, adverse industry or company conditions or catastrophic external events, including pandemics such as COVID-19, natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to further implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.
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
At March 31, 2022, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $105.4 million of cash and cash equivalents at March 31, 2022. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
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
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $105.4 million as of March 31, 2022, along with cash generated by ongoing operations and continued access to our 2019 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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

There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
We are required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts and Somerset, New Jersey production facilities upon closure, though we do not intend to close the facilities. We have provided this financial assurance in the form of a $28.2 million surety bond.
Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the pandemic status and geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 19, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below:
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) our ability to obtain FDA approval for additional PMFs to manufacture PYLARIFY, (B) the ability of PMFs to manufacture PYLARIFY to meet product demand, (C) our ability to sell PYLARIFY to customers, (D) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, and (E) our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development.
The commercial launch of PYLARIFY has been complex and expensive. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although we successfully qualified 21 PMFs in 2021 and continue to qualify additional PMFs in 2022, such that PYLARIFY is broadly available across the U.S. (including through our efforts to fly doses to certain markets ahead of PMF activation), we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and some sales are generated through a PYLARIFY direct sales team as well as a sales team at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMFs. During 2021, we hired additional employees to assist us with this commercialization of PYLARIFY. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability to continue to enter into arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements could have an adverse impact on our future business, results of operations, financial condition and cash flows.
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
The successful growth of PYLARIFY is also dependent on our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY currently competes with Telix Pharmaceuticals Limited’s recently-approved Illuccix (gallium-68 PSMA-11 injection), Novartis AG’s recently-approved Locametz (gallium-68 PSMA-11 injection) and Bracco’s Axumin (fluciclovine F 18). We also face potential competition from an F 18 PSMA PET imaging agent that Bracco has in late stage clinical development, which we believe could be approved by the FDA for commercialization later in 2022 or in 2023. To the extent we lose market share to existing or future competitors, such loss of market share could have an adverse impact on our future business, results of operations, financial condition and cash flows. Moreover, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or what our ultimate market penetration or market share may be.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications. For example, we believe the recent approval of Pluvicto for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) creates a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy that increases the total addressable market in the U.S. by an additional 30,000 new scans per year for patients with mCRPC. However, the prescribing information for Pluvicto specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. While we note that FDA-approved labels for F 18 based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including recently by the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that the Novartis prostate cancer trials using PYLARIFY will be successful, that the Pluvicto prescribing information will be expanded to incorporate F 18 based PSMA PET imaging agents like PYLARIFY or how clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications, such lack of success could have an adverse impact on our future business, results of operations, financial condition and cash flows.
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
•For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited, Novartis AG and Bracco, and may in the future include an F 18 PSMA PET imaging agent that Bracco has in late stage clinical development, which we believe could be approved by the FDA for commercialization later in 2022 or in 2023. In addition, the University of California, San Francisco and the University of California, Los Angeles have approved NDAs for a gallium-68 PSMA-11 injection for PSMA PET imaging, which we believe will primarily be used within their hospital systems.
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
•For AZEDRA, there are currently no FDA approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.
•For 1095, our principal competitors in the field of radiopharmaceutical therapeutics for mCRPC include Novartis AG, which recently received FDA approval for its PSMA-targeted therapeutic; and may include POINT Biopharma, Telix Pharmaceuticals Limited, and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
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
The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2022. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2022**	382	$29.16	*	*
February 2022**	33,400	$47.46	*	*
March 2022**	75,908	$51.49	*	*
Total	109,690		*
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1* †	Manufacturing and Supply Agreement with Jubilant HollisterStier, effective as of February 23, 2022.
10.2* +	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc.
10.3* +	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc.
10.4* +	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.
† Portions of this exhibit have been omitted for confidential treatment pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+ Indicates management contract or compensatory plan or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	April 29, 2022

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	April 29, 2022