Form 10-Q
period 2022-06-30
Lantheus Holdings, Inc.
filed 2022-08-04
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,741,886 shares of common stock, $0.01 par value, outstanding as of July 29, 2022.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$171,427	$98,508
Accounts receivable, net	187,051	89,336
Inventory	33,958	35,129
Other current assets	11,986	12,818
Total current assets	404,422	235,791
Property, plant and equipment, net	119,004	116,772
Intangibles, net	331,898	348,510
Goodwill	61,189	61,189
Deferred tax assets, net	55,155	62,764
Other long-term assets	42,156	38,758
Total assets	$1,013,824	$863,784
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$14,065	$11,642
Accounts payable	21,153	20,787
Accrued expenses and other liabilities	183,798	58,068
Total current liabilities	219,016	90,497
Asset retirement obligations	22,196	20,833
Long-term debt, net and other borrowings	155,664	163,121
Other long-term liabilities	49,616	124,894
Total liabilities	446,492	399,345
Commitments and contingencies (See Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 68,726 and 67,739 shares issued and outstanding, respectively)	687	677
Additional paid-in capital	699,526	685,472
Accumulated deficit	(135,205)	(221,225)
Accumulated other comprehensive income (loss)	2,324	(485)
Total stockholders’ equity	567,332	464,439
Total liabilities and stockholders’ equity	$1,013,824	$863,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$223,723	$101,064	$432,603	$193,573
Cost of goods sold	85,694	54,976	165,504	106,455
Gross profit	138,029	46,088	267,099	87,118
Operating expenses
Sales and marketing	27,492	17,631	47,846	31,804
General and administrative	32,598	43,177	70,186	59,315
Research and development	14,735	12,061	26,938	22,421
Total operating expenses	74,825	72,869	144,970	113,540
Gain on sale of assets	—	—	—	15,263
Operating income (loss)	63,204	(26,781)	122,129	(11,159)
Interest expense	1,469	1,937	2,978	4,655
Gain on extinguishment of debt	—	—	—	(889)
Other income	(310)	(182)	(795)	(731)
Income (loss) before income taxes	62,045	(28,536)	119,946	(14,194)
Income tax expense (benefit)	18,987	(1,879)	33,926	3,455
Net income (loss)	$43,058	$(26,657)	$86,020	$(17,649)
Net income (loss) per common share:
Basic	$0.63	$(0.39)	$1.26	$(0.26)
Diluted	$0.61	$(0.39)	$1.22	$(0.26)
Weighted-average common shares outstanding:
Basic	68,674	67,505	68,343	67,300
Diluted	70,796	67,505	70,412	67,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$43,058	$(26,657)	$86,020	$(17,649)
Other comprehensive income:
Foreign currency translation	(224)	194	(84)	296
Unrealized gain on cash flow hedges, net of tax	637	46	2,893	752
Total other comprehensive income	413	240	2,809	1,048
Comprehensive income (loss)	$43,471	$(26,417)	$88,829	$(16,601)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	67,739	$677	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	$691,516	$(178,263)	$1,911	$515,850
Net income	—	—	—	43,058	—	43,058
Other comprehensive income	—	—	—	—	413	413
Stock option exercises and employee stock plan purchases	61	1	1,422	—	—	1,423
Vesting of restricted stock awards and units	108	1	(1)	—	—	—
Shares withheld to cover taxes	(13)	(1)	(823)	—	—	(824)
Stock-based compensation	—	—	7,412	—	—	7,412
Balance, June 30, 2022	68,726	$687	$699,526	$(135,205)	$2,324	$567,332

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205
Net income	—	—	—	9,008	—	9,008
Other comprehensive income	—	—	—	—	808	808
Stock option exercises and employee stock plan purchases	155	1	2,379	—	—	2,380
Vesting of restricted stock awards and units	489	5	(5)	—	—	—
Shares withheld to cover taxes	(85)	(1)	(1,598)	—	—	(1,599)
Stock-based compensation	—	—	3,317	—	—	3,317
Balance, March 31, 2021	67,434	$674	$669,623	$(140,938)	$(1,240)	$528,119
Net loss	—	—	—	(26,657)	—	(26,657)
Other comprehensive income	—	—	—	—	240	240
Stock option exercises and employee stock plan purchases	116	1	2,042	—	—	2,043
Vesting of restricted stock awards and units	51	1	(1)	—	—	—
Shares withheld to cover taxes	(9)	—	(193)	—	—	(193)
Stock-based compensation	—	—	4,588	—	—	4,588
Balance, June 30, 2021	67,592	$676	$676,059	$(167,595)	$(1,000)	$508,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$86,020	$(17,649)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	23,893	17,749
Asset retirement obligation acceleration	500	—
Amortization of debt related costs	491	185
Changes in fair value of contingent assets and liabilities	26,900	25,900
Gain on extinguishment of debt	—	(889)
Provision for excess and obsolete inventory	3,185	2,039
Stock-based compensation	13,035	7,905
Gain on sale of assets	—	(15,263)
Deferred taxes	6,598	2,685
Long-term income tax receivable	(793)	(731)
Long-term income tax payable and other long-term liabilities	1,154	1,147
Other	2,172	1,097
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(100,994)	1,551
Inventory	(2,013)	1,888
Other current assets	744	2,171
Other long-term assets	(533)	—
Accounts payable	(861)	5,888
Accrued expenses and other liabilities	23,363	14
Net cash provided by operating activities	82,861	35,687
Investing activities
Capital expenditures	(7,533)	(5,176)
Proceeds from sale of assets, net	1,800	15,823
Net cash (used in) provided by investing activities	(5,733)	10,647
Financing activities
Payments on long-term debt and other borrowings	(5,219)	(38,137)
Proceeds from stock option exercises	6,780	4,086
Proceeds from issuance of common stock	577	337
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(6,328)	(1,792)
Net cash used in financing activities	(4,190)	(35,506)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(19)	120
Net increase in cash, cash equivalents and restricted cash	72,919	10,948
Cash, cash equivalents and restricted cash, beginning of period	100,651	82,694
Cash, cash equivalents and restricted cash, end of period	$173,570	$93,642

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$171,427	$91,500
Restricted cash included in other long-term assets	2,143	2,142
Cash, cash equivalents and restricted cash at end of period	$173,570	$93,642

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future period.
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
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent began in June 2021. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition. Based on the Company’s current projections of 2022 PYLARIFY net sales, the Company believes that all of its aggregate payment obligations under the CVRs (which the Company currently estimates could be approximately $99.7 million) will become payable in the first half of 2023, although the Company can give no assurances to that effect. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders and option holders.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the six months ended June 30, 2022.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines (in thousands)	2022	2021	2022	2021
Product revenue, net(1)	$217,782	$93,562	$397,791	$180,881
License and royalty revenues(2)	5,941	7,502	34,812	12,692
Total revenues	$223,723	$101,064	$432,603	$193,573
________________________________
(1)The Company’s principal products include PYLARIFY, DEFINITY and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all its principal products.
(2)The Company recognized $24.0 million license revenue in the first quarter of 2022 related to an agreement with Novartis Pharma AG.
The Company classifies its revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Precision diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other revenue includes strategic partnerships and other arrangements related to other products of the Company, such as royalty revenue from our license of RELISTOR.
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc. (“AAA”), Endocyte, Inc. (“Endocyte”) and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with certain German litigation, and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded revenue in the future as product is provided. In accordance with the Company's ASC 606, Revenue from Contracts with Customers, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value to the fair value of the license, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022. The Company received the $24.0 million payment in April 2022.
Revenue by product category on a net basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
DEFINITY	$62,306	$59,842	$120,634	$115,813
TechneLite	19,440	23,772	42,045	46,572
Other precision diagnostics	5,363	6,742	10,628	13,726
Total precision diagnostics	87,109	90,356	173,307	176,111
PYLARIFY	130,232	273	223,009	273
Other radiopharmaceutical oncology	928	2,539	2,255	4,039
Total radiopharmaceutical oncology	131,160	2,812	225,264	4,312
Strategic partnerships and other revenue	5,454	7,896	34,032	13,150
Total revenues	$223,723	$101,064	$432,603	$193,573
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$29,836	$29,836	$—	$—
Interest rate swaps	4,248	—	4,248	—
Contingent receivable	7,700	—	—	7,700
Total assets	$41,784	$29,836	$4,248	$7,700
Liabilities:
Contingent consideration liabilities	$111,500	$—	$—	$111,500
Total liabilities	$111,500	$—	$—	$111,500

	December 31, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$40,140	$40,140	$—	$—
Interest rate swaps	357	—	357	—
Contingent receivable	9,300	—	—	9,300
Total assets	$49,797	$40,140	$357	$9,300
Liabilities:
Contingent consideration liabilities	$86,200	$—	$—	$86,200
Total liabilities	$86,200	$—	$—	$86,200

During the three and six months ended June 30, 2022, there were no transfers into or out of Level 3.

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
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, subject to a maximum cap. Refer to Note 1, “Basis of Presentation” for further details on the CVRs. The Company considers the contingent consideration liabilities relating to the CVRs a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these had been determined based on Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. Because of revised revenue forecasts for the balance of 2022, the Company updated the valuation technique for the CVRs from the Monte Carlo simulation model to a probability adjusted discounted cash flow model as the Company currently expects to pay out the full amount of the CVRs from available cash in the first half of 2023 based on U.S. net sales generated by PYLARIFY in 2022 and, under either valuation technique, the estimated liability would be approximately the same.
The Company also assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million related to a 1404 commercialization milestone. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the 2013 Acquisition each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at June 30, 2022.

	Fair Value at				Assumptions
(in thousands)	June 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	June 30, 2022	December 31, 2021
Contingent receivable:
Regulatory milestone	$2,400	$2,500	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2023	2022
				Probability of success	70%	70%
				Discount rate	20%	17%
Royalties	5,300	6,800	Probability adjusted discounted cash flow model
				Probability of success	10% - 60%	10% - 60%
				Discount rate	20%	17%
Total	$7,700	$9,300

	Fair Value at				Assumptions
(in thousands)	June 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	June 30, 2022	December 31, 2021
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$99,700	$73,200	Probability adjusted discounted cash flow model (as of 6/30/2022) Monte Carlo simulation (as of 12/31/2021)	Period of expected milestone achievement and sales targets	2022 - 2023	2022 - 2023
				Probability of success	100%	N/A
				Discount rate	N/A	17%
1095 commercialization milestone	1,700	1,900	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	3.4%	1.3%
Net sales targets - AZEDRA and 1095	10,100	11,100	Monte Carlo simulation
				Probability of success and sales targets	40% - 100%	40% - 100%
				Discount rate	19% - 20%	16% - 17%
Total	$111,500	$86,200
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value, beginning of period	$9,300	$11,300	$86,200	$15,800
Changes in fair value included in net income	(1,600)	2,100	25,300	28,000
Fair value, end of period	$7,700	$13,400	$111,500	$43,800
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in an expense of $26.9 million for the six months ended June 30, 2022 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates (excluding the CVRs) and the passage of time. The Company expects to make all applicable cash payments related to the CVRs in the first half of 2023. As of June 30, 2022, the Company had $99.7 million in current liabilities to account for the expected payments related to the CVRs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$18,987	$(1,879)	$33,926	$3,455
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company assessed the need for a valuation allowance against certain state tax credit carryforwards added through the Progenics Acquisition. The Company continues to retain other valuation allowances of $1.2 million against the net deferred tax assets of Lantheus MI UK Limited, its U.K. subsidiary, and $2.0 million against the net deferred tax assets of EXINI, its Sweden subsidiary.
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
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$16,098	$15,505
Work in process	10,204	13,042
Finished goods	7,656	6,582
Total inventory	$33,958	$35,129
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of December 31, 2021, the Company had $6.1 million of such product costs included in inventories related to DEFINITY that had been manufactured through the Company’s in-house manufacturing capabilities. The Company received regulatory approval for the manufacture of DEFINITY at its new in-house manufacturing facility during the first quarter of 2022 and has no inventory pending regulatory approval as of June 30, 2022.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Land	$13,450	$13,450
Buildings	73,132	73,559
Machinery, equipment and fixtures	86,571	83,608
Computer software	25,555	24,384
Construction in progress	15,630	10,686
	214,338	205,687
Less: accumulated depreciation and amortization	(95,334)	(88,915)
Total property, plant and equipment, net	$119,004	$116,772
Depreciation and amortization expense related to property, plant and equipment, net, was $3.3 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively, and $6.4 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Compensation and benefits	$20,140	$22,730
Freight, distribution and operations	36,233	16,157
Accrued rebates, discounts and chargebacks	12,195	10,977
Accrued professional fees	4,516	2,850
Short-term contingent liability (Note 4)	99,700	—
Other	11,014	5,354
Total accrued expenses and other liabilities	$183,798	$58,068

Operating lease liabilities (Note 16)	$15,780	$16,546
Long-term contingent liability (Note 4)	11,800	86,200
Other long-term liabilities	22,036	22,148
Total other long-term liabilities	$49,616	$124,894
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
The following table summarizes the major classes of assets and liabilities sold as of January 29, 2021, the date of sale:

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

The sale resulted in a pre-tax book gain of $15.3 million, which was recorded within operating income in the condensed consolidated statements of operations for the six months ended June 30, 2021.
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of June 30, 2022, the liability is measured at the present value of the obligation expected to be incurred, of approximately $26.4 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2022	$20,833
Accretion expense	863
Accelerated costs	500
Balance at June 30, 2022	$22,196
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

11. Intangibles, Net
Intangibles, net, consisted of the following:

	June 30, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,785)	$1,755
Customer relationships	15 - 25	Accelerated	96,858	(94,897)	1,961
Currently marketed products	9 - 15	Straight-Line	275,700	(35,487)	240,213
Licenses	11 - 16	Straight-Line	85,800	(15,328)	70,472
Developed technology	9	Straight-Line	2,400	(543)	1,857
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,938	$(158,040)	$331,898

	December 31, 2021
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,510)	$2,030
Customer relationships	15 - 25	Accelerated	96,880	(94,630)	2,250
Currently marketed product	9 - 15	Straight-Line	275,700	(23,345)	252,355
Licenses	11 - 16	Straight-Line	85,800	(11,555)	74,245
Developed technology	9	Straight-Line	2,400	(410)	1,990
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,960	$(141,450)	$348,510

The Company recorded amortization expense for its intangible assets of $8.3 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and $16.6 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2022	$16,617
2023	32,634
2024	32,563
2025	32,508
2026	32,497
2027 and thereafter	169,439
Total	$316,258

12. Long-Term Debt, Net, and Other Borrowings
As of June 30, 2022, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2022	$6,250
2023	15,000
2024	148,750
Total principal outstanding	170,000
Unamortized debt discount	(399)
Unamortized debt issuance costs	(344)
Finance lease liabilities	472
Total	169,729
Less: current portion	(14,065)
Total long-term debt, net and other borrowings	$155,664

At June 30, 2022, the Company’s interest rate under the five-year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”) was 2.6%.
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
13. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At June 30, 2022, accumulated other comprehensive income included $2.3 million of pre-tax deferred gains that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)		June 30, 2022	December 31, 2021
Derivatives type	Classification
Assets:
Interest rate swap	Other long-term assets	$4,248	$357
14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax of $1.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive (loss) income before reclassifications	(84)	2,710	2,626
Amounts reclassified to earnings	—	183	183
Balance at June 30, 2022	$(838)	$3,162	$2,324

Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive income before reclassifications	296	399	695
Amounts reclassified to earnings	—	353	353
Balance at June 30, 2021	$(334)	$(666)	$(1,000)
15. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$1,083	$906	$1,995	$1,528
Sales and marketing	1,675	692	2,688	1,042
General and administrative	3,784	2,391	6,786	4,311
Research and development	870	599	1,566	1,024
Total stock-based compensation expense	$7,412	$4,588	$13,035	$7,905
16. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Other long-term assets	$8,484	$8,788
Finance	Property, plant and equipment, net	497	556
Total leased assets		$8,981	$9,344
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,648	$1,599
Finance	Current portion of long-term debt and other borrowings	315	392
Noncurrent
Operating	Other long-term liabilities	15,780	16,546
Finance	Long-term debt, net and other borrowings	157	299
Total leased liabilities		$17,900	$18,836
The Company entered into an agreement in February 2022 to lease additional office space in Bedford, Massachusetts. The facility is currently being renovated and the associated right-of-use asset and liability will be recorded once renovations are substantially complete. The lease payments are expected to commence in the fourth quarter of 2022 when renovation of the facility is completed.

17. Net Income (Loss) Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss)	$43,058	$(26,657)	$86,020	$(17,649)

Basic weighted-average common shares outstanding	68,674	67,505	68,343	67,300
Effect of dilutive stock options	443	—	441	—
Effect of dilutive restricted stock	1,679	—	1,628	—
Diluted weighted-average common shares outstanding	70,796	67,505	70,412	67,300

Basic income (loss) per common share	$0.63	$(0.39)	$1.26	$(0.26)
Diluted income (loss) per common share	$0.61	$(0.39)	$1.22	$(0.26)

Antidilutive securities excluded from diluted net income (loss) per common share	268	3,173	196	3,173
18. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Foreign currency (gains) losses	$125	$(13)	$44	$29
Tax indemnification income, net	(396)	(158)	(792)	(731)
Interest income	(39)	(11)	(47)	(28)
Other	—	—	—	(1)
Total other income	$(310)	$(182)	$(795)	$(731)
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
As of June 30, 2022, the Company did not have any material ongoing litigation in which the Company was a party.
20. Segment Information
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, including the impact on the Company’s business of the acquisition of Progenics described in Note 1, and the sale of the Puerto Rico subsidiary in the first quarter, which resulted in a change in operating and reportable segments. The Company now operates as one business segment: the development, manufacture and sale of innovative imaging diagnostics, radiotherapeutics, and artificial intelligence solutions designed to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. This conclusion reflects the Company’s focus on the performance of the business on a consolidated worldwide basis. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive Officer. The Company’s

chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) our ability to continue to grow PYLARIFY as a commercial product, including (A) our ability to obtain FDA approval for additional positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY, (B) the ability of PMFs to manufacture PYLARIFY to meet product demand, (C) our ability to sell PYLARIFY to customers, (D) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, and (E) our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development; (ii) continued market expansion and penetration for our established commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition, including as a result of patent and regulatory exclusivity expirations and challenges; (iii) the global Molybdenum-99 (“Mo-99”) supply; (iv) our ability to have third party manufacturers manufacture our products and our ability to use our in-house manufacturing capacity; (v) our ability to successfully launch PYLARIFY AI as a commercial product; (vi) the continuing impact of the global COVID-19 pandemic on our business, supply chain, financial condition and prospects; (vii) the efforts and timing for clinical development and regulatory approval of our product candidates and new clinical applications and territories for our products, in each case, that we may develop, including 1095 and NM-01, or that our strategic partners may develop, including piflufolastat F 18 in Europe and flurpiridaz fluorine-18 (“F 18”); (viii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas; and (ix) the potential reclassification by the FDA of certain of our products and product candidates from drugs to devices with the expense, complexity and potentially more limited competitive protection such reclassification could cause. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
Our Business
We are an established leader and fully integrated provider committed to improving patient outcomes through diagnostics, radiotherapeutics and artificial intelligence solutions that enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Our leading precision diagnostic products assist healthcare professionals (“HCPs”) Find and Follow diseases in non-oncologic conditions. Our radiopharmaceutical oncology diagnostics and therapeutics help HCPs Find, Fight and Follow cancer. Our strategic partnerships and other revenue category focuses on facilitating precision medicine through the use of biomarkers, artificial intelligence solutions and radiotherapeutic platforms, and also includes royalty revenue from our license of RELISTOR.
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
PYLARIFY, Commercial Launch and Revenue Growth
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
According to the American Cancer Society, prostate cancer is the second most common cancer in American men -- one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.0 million American men are living with prostate cancer today. Based on estimates from third party sources regarding the incidence of prostate cancer in men in the U.S., we believe the market potential for all PSMA PET imaging agents in the U.S. could be up to 250,000 annual scans, comprised of 90,000 scans for patients with intermediate, unfavorable or high/very high risk of suspected metastases of prostate cancer; 130,000 scans for patients with suspected recurrence of prostate cancer; and 30,000 scans for patients with metastatic castration-resistant prostate cancer (“mCRPC”) who may be under consideration for PSMA-targeted therapy for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy). However, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or what our ultimate market penetration may be.

In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto, Novartis’ recently approved PSMA-targeted therapeutic. As part of the agreement with Novartis, we will supply PYLARIFY for the selection of patients with prostate cancer, and Novartis will provide all PYLARIFY-related clinical imaging data to us. In addition, the National Comprehensive Cancer Center updated its guidelines and the Society for Nuclear Medicine and Molecular Imaging updated its appropriate use criteria earlier this year, both noting that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy.
Upon commercial launch in June 2021, PYLARIFY was immediately available in select parts of the U.S. Over the course of the remainder of 2021 and into 2022, PYLARIFY availability has expanded into additional regions and is now broadly available nationwide. We continue to expand our geographic coverage, customer contracting and market access coverage to serve our customers and the U.S. prostate cancer community.
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
In addition to the network of PMFs, we have also been working with academic medical centers in the U.S. that have radioisotope-producing cyclotrons and which have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center’s PMF manufactures and supplies batches of PYLARIFY, and its radiopharmacy prepares patient-ready unit doses, in each case for and on behalf of us. We then sell those unit doses to the academic medical center’s hospitals and clinics, and in some instances, to additional customers in the academic medical center’s geographic area, in each case, under separate purchase agreements. The academic medical center’s PMF’s ability to manufacture and supply batches of PYLARIFY is subject to FDA approval, and we can give no assurance that the FDA will approve such PMFs in accordance with our planned roll-out schedule.
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
We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have four Orange Book-listed patents, including composition of matter patents, the last of which expires in 2037. Outside of the U.S., we are currently pursuing additional PYLARIFY patents to obtain similar patent protection as in the U.S.
In connection with the Progenics Acquisition in June 2020, we issued to the Progenics stockholders at the time the transaction was consummated CVRs, entitling them to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will our aggregate payment obligations in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration we paid in the Progenics Acquisition. Based on our current projections of 2022 PYLARIFY net sales, we believe that all of our aggregate payment obligations under the CVRs (which we currently estimate will be approximately $99.7 million) will become payable in the first half of 2023, although we can give no assurances to that effect.

PYLARIFY AI Clearance and Use
During 2021, we also announced that our subsidiary, EXINI, was granted 510(k) clearance by the FDA in the U.S. and received CE marking in Europe for aPROMISE. We commercially launched aPROMISE under the name PYLARIFY AI in the U.S. in November 2021. During the second quarter of 2022, we received a new 510(k) clearance for an updated version of our PYLARIFY AI platform.
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
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our microbubble ultrasound enhancing agent, DEFINITY, continues to be significant and that DEFINITY sales will continue to grow in the future. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that DEFINITY had over 80% of the market as of December 31, 2021.
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
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an Applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the Applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the Applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an Applicant in August 2022 and the full 30-month stay were obtained, then the Applicant would be precluded from commercialization until at least February 2025. If we received a Notice some number of months in the future and the full 30-month stay were obtained, the commercialization date would roll forward in the future by the same number of months. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical studies may be required.
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
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2022, with auto-renewal provisions that are terminable upon notice of non-renewal, and with NTP Radioisotopes (“NTP”), acting for itself and on behalf of its subcontractor, the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through August 31, 2022, and for which we are currently negotiating an extension.
Although we have a globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. When one supplier experiences outages, we generally rely on Mo-99 supply from the other suppliers to limit the impact of the outages. We believe we effectively manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
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
COVID-19 Pandemic
The global COVID-19 pandemic has had, and may continue to have, a material impact on our business. Towards the end of the first quarter of 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of hospital staffing challenges, vaccination mandates, employee absences due to illness, and a decline in the volume of certain procedures and treatments using our products. For example, we believe sales of DEFINITY during the second quarter of 2022 were impacted by ongoing staffing challenges for nurses at U.S. healthcare institutions, as well as there being fewer in-person U.S. cardiology visits during the quarter as compared to the second quarter of 2021.
The pandemic could still have a future negative impact on our business, particularly if there are additional resurgences as a result of new variants of the virus that further increase its communicability or its impact on certain populations, geographic regions and the healthcare system, including elective procedures and hospital access.
Research and Development Expenses
To remain a leader in the marketplace, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
•For PYLARIFY, our development of PYLARIFY resulted in approval by the FDA in May 2021.
•For PYLARIFY AI, our development of PYLARIFY AI resulted in a 510(k) clearance granted by the FDA in the third quarter of 2021 and an additional 510(k) clearance granted during the second quarter of 2022.
•For 1095, we completed an interim analysis of the ARROW Phase 2 study in mCRPC patients in the fourth quarter of 2021 and continued that study without modifications. During the second quarter of 2022, we enrolled the last patient in this study. In total, 120 patients have been randomized -- 80 in the 1095 plus enzalutamide combination group and 40 in the enzalutamide alone group. This study is a multicenter, randomized, open-label, controlled Phase 2 clinical study evaluating the efficacy and safety of 1095, our PSMA-targeted I-131 therapeutic, in combination with enzalutamide compared to enzalutamide alone in patients with metastatic castration resistant prostate cancer who are PSMA-avid, chemotherapy naïve, and have progressed on abiraterone. The primary endpoint in this study is prostate specific antigen, or (PSA), response rate. Key secondary endpoints include time to radiographic free progression, progression free survival, and overall survival. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
•For LMI 1195, we have decided not to make any further investment at this time based on recent feedback from the FDA that we would not be granted a pediatric voucher upon successful approval of the product. We are currently exploring alternative options for this asset.
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
Strategic Initiatives
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage diagnostic and therapeutic product opportunities in oncology and other strategic areas that will complement our existing portfolio.
Oncology
As we continue to pursue expanding our strategic partnerships, our Pharma Services activities and strategic partnerships in oncology include:
•Prostate Cancer - We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
◦In March 2022, we announced a collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. As part of the agreement with Novartis, we will provide PYLARIFY for the selection of patients with prostate cancer, and Novartis will provide all PYLARIFY related clinical imaging data to us.
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

◦Prior to 2021, we also entered into several other separate agreements, including with POINT Biopharma and Regeneron, under which we supply piflufolastat F 18 in connection with their clinical studies, and Curium, under which we licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In June 2022, Curium announced that it had submitted its marketing authorization application to the European Medicines Agency seeking approval for piflufolastat F 18 in Europe. In addition, we recently entered into an agreement with Curium to add PYLARIFY to its U.S. Eclipse trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients with metastatic castration-resistant prostate cancer. PYLARIFY will be used to determine PSMA-avidity as part of patient selection.
•Immuno-Oncology - In May 2019, we entered into a strategic collaboration and license agreement with NanoMab, a privately-held biopharmaceutical company focused on the development of next generation radiopharmaceuticals for cancer precision medicine. In May 2022, we announced that the first patient had been dosed in a Phase 2 clinical trial of NM-01, a novel technetium-99m SPECT imaging agent that we are developing to assess PD-L1 expression in cancer cells. The Phase 2 clinical trial is an open-label, single-arm trial in non-small cell lung cancer patients. The primary endpoint is the assessment of PD-L1 expression in primary tumor and metastatic lesions by NM-01 compared to immunohistochemistry. Other objectives are aimed at quantifying intra- and inter-tumoral heterogeneity of PD-L1 expression by NM-01, as well as establishing correlations with other diagnostic procedures. The trial is being conducted by NanoMab at King’s College London and is expected to complete enrollment later in 2022.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenues	$223,723	$101,064	$122,659	121.4%	$432,603	$193,573	$239,030	123.5%
Cost of goods sold	85,694	54,976	30,718	55.9%	165,504	106,455	59,049	55.5%
Gross profit	138,029	46,088	91,941	199.5%	267,099	87,118	179,981	206.6%
Operating expenses
Sales and marketing	27,492	17,631	9,861	55.9%	47,846	31,804	16,042	50.4%
General and administrative	32,598	43,177	(10,579)	(24.5)%	70,186	59,315	10,871	18.3%
Research and development	14,735	12,061	2,674	22.2%	26,938	22,421	4,517	20.1%
Total operating expenses	74,825	72,869	1,956	2.7%	144,970	113,540	31,430	27.7%
Gain on sale of assets	—	—	—	N/A	—	15,263	(15,263)	N/A
Operating income (loss)	63,204	(26,781)	89,985	(336.0)%	122,129	(11,159)	133,288	(1194.4)%
Interest expense	1,469	1,937	(468)	(24.2)%	2,978	4,655	(1,677)	(36.0)%
Gain on extinguishment of debt	—	—	—	N/A	—	(889)	889	N/A
Other income	(310)	(182)	(128)	70.3%	(795)	(731)	(64)	8.8%
Income (loss) before income taxes	62,045	(28,536)	90,581	(317.4)%	119,946	(14,194)	134,140	(945.0)%
Income tax expense (benefit)	18,987	(1,879)	20,866	(1110.5)%	33,926	3,455	30,471	881.9%
Net income (loss)	$43,058	$(26,657)	$69,715	(261.5)%	$86,020	$(17,649)	$103,669	(587.4)%

Comparison of the Periods Ended June 30, 2022 and 2021
Revenues
We classify our revenues into three product categories: precision diagnostics, radiopharmaceutical oncology, and strategic partnerships and other revenue. Precision diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Radiopharmaceutical oncology consists primarily of PYLARIFY and AZEDRA. Strategic partnerships and other revenue includes out-licensing arrangements, which includes $24.0 million of revenue recognized pursuant to the Novartis Agreement, partnerships that focus on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms, and on our other products, such as RELISTOR.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
DEFINITY	$62,306	$59,842	$2,464	4.1%	$120,634	$115,813	$4,821	4.2%
TechneLite	19,440	23,772	(4,332)	(18.2)%	42,045	46,572	(4,527)	(9.7)%
Other precision diagnostics	5,363	6,742	(1,379)	(20.5)%	10,628	13,726	(3,098)	(22.6)%
Total precision diagnostics	87,109	90,356	(3,247)	(3.6)%	173,307	176,111	(2,804)	(1.6)%
PYLARIFY	130,232	273	129,959	N/A	223,009	273	222,736	N/A
Other radiopharmaceutical oncology	928	2,539	(1,611)	(63.5)%	2,255	4,039	(1,784)	(44.2)%
Total radiopharmaceutical oncology	131,160	2,812	128,348	4,564.3%	225,264	4,312	220,952	5,124.1%
Strategic partnerships and other revenue	5,454	7,896	(2,442)	(30.9)%	34,032	13,150	20,882	158.8%
Total revenues	$223,723	$101,064	$122,659	121.4%	$432,603	$193,573	$239,030	123.5%
The increase in revenues for the three months ended June 30, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY and an increase in DEFINITY sales volume. The increase is offset, in part, by lower sales volumes from TechneLite driven by the strategic decision to exit a customer contract in the prior year, lower strategic partnerships and other revenue due to a sale of cREPO in the prior period and lower volume of other precision diagnostic and radiopharmaceutical oncology products.
The increase in revenues for the six months ended June 30, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY and $24.0 million of revenue recognized pursuant to the Novartis Agreement, and an increase in DEFINITY sales volume. The increase is offset, in part, by lower sales volumes from TechneLite and other precision diagnostic products driven by the strategic decision to exit a customer contract in the prior year, and lower volume of other precision diagnostic and radiopharmaceutical oncology products.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	13,818
Adjustments relating to prior period revenues	133
Payments or credits made during the period	(12,733)
Balance, June 30, 2022	$12,195

Gross Profit
The increase in gross profit for the three months ended June 30, 2022, as compared to the prior year period, is primarily due to PYLARIFY post commercial launch sales volume, which is partially offset by amortization expense of acquired intangible assets in the Progenics Acquisition and lower revenue from strategic partnerships due to a one-time sale of a digital solution in 2021.

The increase in gross profit for the six months ended June 30, 2022, as compared to the prior year period, is primarily due to PYLARIFY post commercial launch sales volume and the $24.0 million pursuant to the Novartis Agreement, which are partially offset by amortization expense of acquired intangible assets in the Progenics Acquisition.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $9.9 million and $16.0 million for the three and six months ended June 30, 2022 as compared to the prior year period. This was primarily driven by the continued commercialization activities following the launch of PYLARIFY and increased employee-related costs (including the hiring of new employees during 2021 in connection with the commercialization activities for PYLARIFY), as well as an increase in the level of marketing promotional programs and travel during this period which was reduced during the prior year due to the impact of the COVID-19 pandemic.
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
General and administrative expenses decreased $10.6 million for the three months ended June 30, 2022 compared to the prior period. This was primarily driven by the $8.5 million net expense for the fair value adjustments to the contingent asset and liabilities in the second quarter of 2022 (a decrease of $17.1 million from the prior year period) (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and increased employee-related costs and professional fees.
General and administrative expenses increased $10.9 million for the six months ended June 30, 2022 compared to the prior period. This was primarily driven by the $26.9 million net expense for the fair value adjustments to the contingent asset and liabilities in the first half of 2022 (an increase of $1.0 million from the prior year period) (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and increased employee-related costs and professional fees.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $2.7 million for the three months ended June 30, 2022 as compared to the prior year period. This was primarily driven by the level of activity of the ARROW Phase 2 study of 1095, investment in medical affairs related to PYLARIFY and higher overall headcount related costs, offset by the expenses related to the preparation activities for the launch of PYLARIFY during the prior year period.
Research and development expenses increased $4.5 million for the six months ended June 30, 2022 as compared to the prior year period. This was primarily driven by the level of activity of the ARROW Phase 2 study of 1095, investment in medical affairs related to PYLARIFY and higher overall headcount related costs, offset by the expenses related to filing fees for the PYLARIFY New Drug Application and preparation activities for the launch of PYLARIFY during the prior year period.
Interest Expense
Interest expense decreased by approximately $1.7 million for the six months ended June 30, 2022 as compared to the prior year period due to lower interest rates on our long-term debt and the repayment of the Royalty-Backed Loan on March 31, 2021.
Income Tax Expense
The income tax expense recorded for the three and six months ended June 30, 2022 was primarily due to pre-tax profits reported during the period, partially offset by the benefit associated with stock compensation deductions.
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
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2022	2021
Effective tax rate	28.3%	(24.3)%
Our effective tax rate in fiscal 2022 differs from the U.S. statutory rate of 21% principally due to the accrual of state taxes and the impact of non-deductible contingency reserve expense.
The increase in the effective income tax rate for the six months ended June 30, 2022 is primarily due to the increased pre-tax profits in high population states that generally have higher tax rates.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$82,861	$35,687
Net cash (used in) provided by investing activities	$(5,733)	$10,647
Net cash used in financing activities	$(4,190)	$(35,506)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $82.9 million in the six months ended June 30, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items such as the change in fair value of contingent assets and liabilities of $26.9 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues as well as the timing of inventory purchases.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was primarily due to $7.5 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net cash provided by investing activities during the six months ended June 30, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $5.2 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 is primarily attributable to the payments on long-term debt and other borrowings of $5.2 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $6.3 million offset by proceeds of $6.8 million from stock option exercises.
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
As of June 30, 2022, we were in compliance with all financial and other covenants under the 2019 Credit Agreement.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:
•The expected cash payment related to the CVRs
•The level of product sales and the pricing environment of our currently marketed products, particularly DEFINITY and PYLARIFY, as well as any additional products that we may market in the future, including decreased product sales resulting from the COVID-19 pandemic;
•Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers, and additional competition;
•The continued costs of the ongoing commercialization of PYLARIFY and PYLARIFY AI;

•The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, together with the costs of pursuing opportunities that are not eventually consummated;
•Our investment in the further clinical development and commercialization of products and development candidates, including AZEDRA, 1095 and NM-01;
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
At June 30, 2022, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $171.4 million of cash and cash equivalents at June 30, 2022. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
The CVRs we issued in the Progenics Acquisition entitle holders thereof to future cash payments of 40% of PYLARIFY net sales over (i) $100.0 million in 2022 and (ii) $150.0 million in 2023, which we currently intend to fund from our then-available cash. In no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration we pay in the Progenics Acquisition. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $171.4 million as of June 30, 2022, along with cash generated by ongoing operations and continued access to our 2019 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.

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
There have been no other significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The commercial launch of PYLARIFY has been complex and expensive. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although we successfully qualified 21 PMFs in 2021 and continue to qualify additional PMFs in 2022, such that PYLARIFY is broadly available across the U.S., we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and sales are generated through a PYLARIFY direct sales team as well as a sales team at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMFs. During 2021, we hired additional employees to assist us with this commercialization of PYLARIFY. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability to continue to enter into arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements could have an adverse impact on our future business, results of operations, financial condition and cash flows.
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
The successful growth of PYLARIFY is also dependent on our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY currently competes with Telix Pharmaceuticals Limited’s Illuccix (gallium-68 PSMA-11 injection), Novartis AG’s Locametz (gallium-68 PSMA-11 injection) and Bracco’s Axumin (fluciclovine F 18). We also face potential competition from an F 18 PSMA PET imaging agent that Bracco has in late stage clinical development, which we believe could be approved by the FDA for commercialization later in 2022 or in 2023. To the extent we lose market share to existing or future competitors, such loss of market share could have an adverse impact on our future business, results of operations, financial condition and cash flows. Moreover, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or what our ultimate market penetration or market share may be.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics. For example, we believe the recent approval of Pluvicto for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) creates a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy that increases the total addressable market in the U.S. by an additional 30,000 new scans per year for patients with mCRPC. However, the prescribing information for Pluvicto specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. While we note that FDA-approved labels for F 18 based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including recently by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that the Novartis prostate cancer trials using PYLARIFY will be successful, that the Pluvicto prescribing information will be expanded to incorporate F 18 based PSMA PET imaging agents like PYLARIFY, or how clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications, such lack of success could have an adverse impact on our future business, results of operations, financial condition and cash flows.
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
•For 1095, our principal competitors in the field of radiopharmaceutical therapeutics for mCRPC include Novartis AG, which received FDA approval for its PSMA-targeted therapeutic earlier this year; and may include POINT Biopharma, Telix Pharmaceuticals Limited, and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
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
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2022. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2022**	9,491	$60.33	*	*
May 2022**	2,366	$61.87	*	*
June 2022**	1,640	$64.68	*	*
Total	13,497		*
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1+	Sixth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	May 2, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.
+ Indicates management contract or compensatory plan or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2022

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 4, 2022