Form 10-Q
period 2022-09-30
Lantheus Holdings, Inc.
filed 2022-11-03
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,832,088 shares of common stock, $0.01 par value, outstanding as of October 28, 2022.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$257,259	$98,508
Accounts receivable, net	197,276	89,336
Inventory	34,793	35,129
Other current assets	12,570	12,818
Total current assets	501,898	235,791
Property, plant and equipment, net	120,826	116,772
Intangibles, net	323,591	348,510
Goodwill	61,189	61,189
Deferred tax assets, net	46,806	62,764
Other long-term assets	41,628	38,758
Total assets	$1,095,938	$863,784
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$15,372	$11,642
Accounts payable	30,135	20,787
Accrued expenses and other liabilities	190,477	58,068
Total current liabilities	235,984	90,497
Asset retirement obligations	23,358	20,833
Long-term debt, net and other borrowings	152,057	163,121
Other long-term liabilities	46,489	124,894
Total liabilities	457,888	399,345
Commitments and contingencies (See Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 68,809 and 67,739 shares issued and outstanding, respectively)	688	677
Additional paid-in capital	708,341	685,472
Accumulated deficit	(73,973)	(221,225)
Accumulated other comprehensive income (loss)	2,994	(485)
Total stockholders’ equity	638,050	464,439
Total liabilities and stockholders’ equity	$1,095,938	$863,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$239,292	$102,073	$671,895	$295,646
Cost of goods sold	91,859	59,404	257,363	165,859
Gross profit	147,433	42,669	414,532	129,787
Operating expenses
Sales and marketing	25,414	17,195	73,260	48,999
General and administrative	23,759	28,550	93,945	87,865
Research and development	12,517	11,252	39,455	33,673
Total operating expenses	61,690	56,997	206,660	170,537
Gain on sale of assets	—	—	—	15,263
Operating income (loss)	85,743	(14,328)	207,872	(25,487)
Interest expense	1,626	1,569	4,604	6,224
Gain on extinguishment of debt	—	—	—	(889)
Other income	1,101	3,940	306	3,209
Income (loss) before income taxes	83,016	(19,837)	202,962	(34,031)
Income tax expense (benefit)	21,784	(6,422)	55,710	(2,967)
Net income (loss)	$61,232	$(13,415)	$147,252	$(31,064)
Net income (loss) per common share:
Basic	$0.89	$(0.20)	$2.15	$(0.46)
Diluted	$0.86	$(0.20)	$2.08	$(0.46)
Weighted-average common shares outstanding:
Basic	68,756	67,623	68,482	67,409
Diluted	71,075	67,623	70,669	67,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$61,232	$(13,415)	$147,252	$(31,064)
Other comprehensive income:
Foreign currency translation	(379)	(240)	(463)	55
Unrealized gain on cash flow hedges, net of tax	1,049	98	3,942	851
Total other comprehensive income (loss)	670	(142)	3,479	906
Comprehensive income (loss)	$61,902	$(13,557)	$150,731	$(30,158)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	67,739	$677	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	$691,516	$(178,263)	$1,911	$515,850
Net income	—	—	—	43,058	—	43,058
Other comprehensive income	—	—	—	—	413	413
Stock option exercises and employee stock plan purchases	61	1	1,422	—	—	1,423
Vesting of restricted stock awards and units	108	1	(1)	—	—	—
Shares withheld to cover taxes	(13)	(1)	(823)	—	—	(824)
Stock-based compensation	—	—	7,412	—	—	7,412
Balance, June 30, 2022	68,726	$687	$699,526	$(135,205)	$2,324	$567,332
Net income	—	—	—	61,232	—	61,232
Other comprehensive income	—	—	—	—	670	670
Stock option exercises and employee stock plan purchases	53	1	1,555	—	—	1,556
Vesting of restricted stock awards and units	41	1	(1)	—	—	—
Shares withheld to cover taxes	(11)	(1)	(842)	—	—	(843)
Stock-based compensation	—	—	8,103	—	—	8,103
Balance, September 30, 2022	68,809	$688	$708,341	$(73,973)	$2,994	$638,050

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	66,875	$669	$665,530	$(149,946)	$(2,048)	$514,205
Net income	—	—	—	9,008	—	9,008
Other comprehensive income	—	—	—	—	808	808
Stock option exercises and employee stock plan purchases	155	1	2,379	—	—	2,380
Vesting of restricted stock awards and units	489	5	(5)	—	—	—
Shares withheld to cover taxes	(85)	(1)	(1,598)	—	—	(1,599)
Stock-based compensation	—	—	3,317	—	—	3,317
Balance, March 31, 2021	67,434	$674	$669,623	$(140,938)	$(1,240)	$528,119
Net loss	—	—	—	(26,657)	—	(26,657)
Other comprehensive income	—	—	—	—	240	240
Stock option exercises and employee stock plan purchases	116	1	2,042	—	—	2,043
Vesting of restricted stock awards and units	51	1	(1)	—	—	—
Shares withheld to cover taxes	(9)	—	(193)	—	—	(193)
Stock-based compensation	—	—	4,588	—	—	4,588
Balance, June 30, 2021	67,592	$676	$676,059	$(167,595)	$(1,000)	$508,140
Net loss	—	—	—	(13,415)	—	(13,415)
Other comprehensive loss	—	—	—	—	(142)	(142)
Stock option exercises and employee stock plan purchases	48	1	960	—	—	961
Vesting of restricted stock awards and units	23	—	—	—	—	—
Shares withheld to cover taxes	(4)	—	(67)	—	—	(67)
Stock-based compensation	—	—	3,867	—	—	3,867
Balance, September 30, 2021	67,659	$677	$680,819	$(181,010)	$(1,142)	$499,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$147,252	$(31,064)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	36,048	30,088
Impairment of long-lived assets	—	9,540
Asset retirement obligation acceleration	1,229	—
Amortization of debt related costs	737	430
Changes in fair value of contingent assets and liabilities	25,400	28,500
Gain on extinguishment of debt	—	(889)
Provision for excess and obsolete inventory	4,980	2,317
Stock-based compensation	21,138	11,772
Gain on sale of assets	—	(15,263)
Deferred taxes	14,461	1,028
Long-term income tax receivable	668	3,092
Long-term income tax payable and other long-term liabilities	(538)	(3,617)
Other	3,188	1,724
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(112,031)	(7,721)
Inventory	(4,666)	(625)
Other current assets	314	1,998
Other long-term assets	(533)	—
Accounts payable	8,409	4,776
Accrued expenses and other liabilities	30,374	3,941
Net cash provided by operating activities	176,429	40,027
Investing activities
Capital expenditures	(13,623)	(7,596)
Proceeds from sale of assets, net	1,800	15,823
Net cash (used in) provided by investing activities	(11,823)	8,227
Financing activities
Payments on long-term debt and other borrowings	(7,891)	(40,757)
Proceeds from stock option exercises	7,538	4,616
Proceeds from issuance of common stock	1,375	768
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(7,171)	(1,859)
Net cash used in financing activities	(6,149)	(37,232)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(266)	(99)
Net increase in cash, cash equivalents and restricted cash	158,191	10,923
Cash, cash equivalents and restricted cash, beginning of period	100,651	82,694
Cash, cash equivalents and restricted cash, end of period	$258,842	$93,617

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$257,259	$91,475
Restricted cash included in other long-term assets	1,583	2,142
Cash, cash equivalents and restricted cash at end of period	$258,842	$93,617

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries, including Progenics, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future period.
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
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent began in June 2021. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition. Based on the Company’s 2022 PYLARIFY net sales, the Company believes that all of its aggregate payment obligations under the CVRs (which the Company currently estimates to be approximately $99.7 million) will become payable in the first half of 2023. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders and option holders.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the nine months ended September 30, 2022.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Products/Service Lines (in thousands)	2022	2021	2022	2021
Product revenue, net(1)	$233,366	$96,678	$631,157	$277,559
License and royalty revenues(2)	5,926	5,395	40,738	18,087
Total revenues	$239,292	$102,073	$671,895	$295,646
________________________________
(1)The Company’s principal products include PYLARIFY, DEFINITY and TechneLite and are primarily categorized within product revenue, net. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
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
Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
DEFINITY	$60,740	$57,636	$181,374	$173,448
TechneLite	22,094	22,680	64,139	69,252
Other precision diagnostics	6,175	7,563	16,803	21,289
Total precision diagnostics	89,009	87,879	262,316	263,989
PYLARIFY	143,754	7,724	366,763	7,997
Other radiopharmaceutical oncology	928	1,166	3,183	5,206
Total radiopharmaceutical oncology	144,682	8,890	369,946	13,203
Strategic partnerships and other revenue	5,601	5,304	39,633	18,454
Total revenues	$239,292	$102,073	$671,895	$295,646
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$176,909	$176,909	$—	$—
Interest rate swaps	5,660	—	5,660	—
Contingent receivable	8,200	—	—	8,200
Total assets	$190,769	$176,909	$5,660	$8,200
Liabilities:
Contingent consideration liabilities	$110,500	$—	$—	$110,500
Total liabilities	$110,500	$—	$—	$110,500

	December 31, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$40,140	$40,140	$—	$—
Interest rate swaps	357	—	357	—
Contingent receivable	9,300	—	—	9,300
Total assets	$49,797	$40,140	$357	$9,300
Liabilities:
Contingent consideration liabilities	$86,200	$—	$—	$86,200
Total liabilities	$86,200	$—	$—	$86,200

During the three and nine months ended September 30, 2022, there were no transfers into or out of Level 3.

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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs at September 30, 2022.

	Fair Value at				Assumptions
(in thousands)	September 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	September 30, 2022	December 31, 2021
Contingent receivable:
Regulatory milestone	$2,400	$2,500	Probability adjusted discounted cash flow model	Period of expected milestone achievement	2023	2022
				Probability of success	70%	70%
				Discount rate	19%	17%
Royalties	5,800	6,800	Probability adjusted discounted cash flow model
				Probability of success	10% - 60%	10% - 60%
				Discount rate	19%	17%
Total	$8,200	$9,300

	Fair Value at				Assumptions
(in thousands)	September 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	September 30, 2022	December 31, 2021
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$99,700	$73,200	Probability adjusted discounted cash flow model (as of 9/30/2022) Monte Carlo simulation (as of 12/31/2021)	Period of expected milestone achievement and sales targets	2022 - 2023	2022 - 2023
				Probability of success	100%	N/A
				Discount rate	N/A	17%
1095 commercialization milestone	1,700	1,900	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	3.7%	1.3%
Net sales targets - AZEDRA and 1095	9,100	11,100	Monte Carlo simulation
				Probability of success and sales targets	20% - 100%	40% - 100%
				Discount rate	18% - 19%	16% - 17%
Total	$110,500	$86,200
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value, beginning of period	$9,300	$11,300	$86,200	$15,800
Changes in fair value included in net income (loss)	(1,100)	2,500	24,300	31,000
Fair value, end of period	$8,200	$13,800	$110,500	$46,800
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in an expense of $25.4 million for the nine months ended September 30, 2022 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates (excluding the CVRs) and the passage of time. The Company expects to make all applicable cash payments related to the CVRs in the first half of 2023. As of September 30, 2022, the Company had $99.7 million in current liabilities to account for the expected payments related to the CVRs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$21,784	$(6,422)	$55,710	$(2,967)
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company assessed the need for a valuation allowance against certain state tax credit carryforwards added through the Progenics Acquisition. The Company continues to retain other immaterial valuation allowances against the net deferred tax assets of certain of its foreign subsidiaries.
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
During the third quarter of 2022, the Company entered into a settlement agreement with one state and accordingly reduced the amount of the uncertain tax positions by $2.2 million. The Company continues to accrue interest on the outstanding uncertain tax positions.
The Company finalized the accounting for the Progenics Acquisition for income taxes in the first quarter of 2021 resulting in a reduction of deferred tax assets, primarily related to state research credit carryforwards and an increase to goodwill of $2.6 million.
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$17,699	$15,505
Work in process	8,203	13,042
Finished goods	8,891	6,582
Total inventory	$34,793	$35,129
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of December 31, 2021, the Company had $6.1 million of such product costs included in inventories related to DEFINITY that had been manufactured through the Company’s in-house manufacturing capabilities. The Company received regulatory approval for the manufacture of DEFINITY at its new in-house manufacturing facility during the first quarter of 2022 and has no inventory pending regulatory approval as of September 30, 2022.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Land	$13,450	$13,450
Buildings	72,497	73,559
Machinery, equipment and fixtures	88,507	83,608
Computer software	25,740	24,384
Construction in progress	17,918	10,686
	218,112	205,687
Less: accumulated depreciation and amortization	(97,286)	(88,915)
Total property, plant and equipment, net	$120,826	$116,772
Depreciation and amortization expense related to property, plant and equipment, net, was $3.9 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Compensation and benefits	$26,205	$22,730
Freight, distribution and operations	35,619	16,157
Accrued rebates, discounts and chargebacks	13,247	10,977
Accrued professional fees	4,562	2,850
Short-term contingent liability (Note 4)	99,700	—
Other	11,144	5,354
Total accrued expenses and other liabilities	$190,477	$58,068

Operating lease liabilities (Note 16)	$15,354	$16,546
Long-term contingent liability (Note 4)	10,800	86,200
Other long-term liabilities	20,335	22,148
Total other long-term liabilities	$46,489	$124,894
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
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of September 30, 2022, the liability is measured at the present value of the obligation expected to be incurred, of approximately $25.5 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2022	$20,833
Accretion expense	1,296
Accelerated costs	1,229
Balance at September 30, 2022	$23,358
In December 2021, the Company evaluated the accretion timeline of an asset group due to a revision in the planned period of use at the North Billerica site. As a result of the accelerated timeline, the Company determined the asset group’s present value exceeded the current value recorded as of December 31, 2021. Accordingly, the Company recorded a non-cash adjustment of $5.3 million in December 2021 to anticipate a revision in the end of useful life by the end of 2022.
The Company is required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating the Company’s ability to fund the decommissioning of its North Billerica, Massachusetts and Somerset, New Jersey production facilities upon closure, although the Company has no current plans to close the facilities. The Company has provided this financial assurance in the form of a $30.3 million surety bond.

11. Intangibles, Net
Intangibles, net, consisted of the following:

	September 30, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,924)	$1,616
Customer relationships	15 - 25	Accelerated	96,682	(94,866)	1,816
Currently marketed products	9 - 15	Straight-Line	275,700	(41,557)	234,143
Licenses	11 - 16	Straight-Line	85,800	(17,214)	68,586
Developed technology	9	Straight-Line	2,400	(610)	1,790
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,762	$(166,171)	$323,591

	December 31, 2021
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,510)	$2,030
Customer relationships	15 - 25	Accelerated	96,880	(94,630)	2,250
Currently marketed product	9 - 15	Straight-Line	275,700	(23,345)	252,355
Licenses	11 - 16	Straight-Line	85,800	(11,555)	74,245
Developed technology	9	Straight-Line	2,400	(410)	1,990
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,960	$(141,450)	$348,510

The Company recorded amortization expense for its intangible assets of $8.3 million and $8.4 million for the three months ended September 30, 2022 and 2021, respectively, and $24.9 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2022	$8,310
2023	32,634
2024	32,563
2025	32,508
2026	32,497
2027 and thereafter	169,439
Total	$307,951

12. Long-Term Debt, Net, and Other Borrowings
As of September 30, 2022, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2022	$3,750
2023	15,000
2024	148,750
Total principal outstanding	167,500
Unamortized debt discount	(348)
Unamortized debt issuance costs	(301)
Finance lease liabilities	578
Total	167,429
Less: current portion	(15,372)
Total long-term debt, net and other borrowings	$152,057

At September 30, 2022, the Company’s interest rate under the five-year secured term loan facility, which matures on June 30, 2024 (the “2019 Term Facility” and the loans thereunder, the “2019 Term Loans”) was 4.6%.
On March 31, 2021, the Company voluntarily repaid in full the entire outstanding principal on its $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. in the amount of $30.9 million, which included a prepayment amount of $0.5 million, and terminated the agreement governing the Royalty-Backed Loan. The Company recorded a gain on extinguishment of debt of $0.9 million related to the write-off of an unamortized debt premium offset by the prepayment amount.
13. Derivative Instruments
The Company uses interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps is approximately 0.82%. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets at fair value, and changes in the fair value of the swap agreements are recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur. At September 30, 2022, accumulated other comprehensive income included $3.5 million of pre-tax deferred gains that are expected to be reclassified to earnings during the next 12 months.
The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)		September 30, 2022	December 31, 2021
Derivatives type	Classification
Assets:
Interest rate swap	Other long-term assets	$5,660	$357
14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax of $1.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive (loss) income before reclassifications	(463)	4,112	3,649
Amounts reclassified to earnings	—	(170)	(170)
Balance at September 30, 2022	$(1,217)	$4,211	$2,994

Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive income before reclassifications	55	312	367
Amounts reclassified to earnings	—	539	539
Balance at September 30, 2021	$(575)	$(567)	$(1,142)
15. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$1,268	$144	$3,263	$1,672
Sales and marketing	1,745	684	4,433	1,726
General and administrative	3,991	2,330	10,777	6,641
Research and development	1,099	709	2,665	1,733
Total stock-based compensation expense	$8,103	$3,867	$21,138	$11,772
16. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Other long-term assets	$8,293	$8,788
Finance	Property, plant and equipment, net	679	556
Total leased assets		$8,972	$9,344
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,677	$1,599
Finance	Current portion of long-term debt and other borrowings	372	392
Noncurrent
Operating	Other long-term liabilities	15,354	16,546
Finance	Long-term debt, net and other borrowings	206	299
Total leased liabilities		$17,609	$18,836
The Company entered into an agreement in February 2022 to lease additional office space in Bedford, Massachusetts. The facility is currently being renovated and the associated right-of-use asset and liability will be recorded once renovations are substantially complete. The lease payments are expected to commence in the fourth quarter of 2022 when renovation of the facility is completed.

17. Net Income (Loss) Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss)	$61,232	$(13,415)	$147,252	$(31,064)

Basic weighted-average common shares outstanding	68,756	67,623	68,482	67,409
Effect of dilutive stock options	455	—	452	—
Effect of dilutive restricted stock	1,864	—	1,735	—
Diluted weighted-average common shares outstanding	71,075	67,623	70,669	67,409

Basic income (loss) per common share	$0.89	$(0.20)	$2.15	$(0.46)
Diluted income (loss) per common share	$0.86	$(0.20)	$2.08	$(0.46)

Antidilutive securities excluded from diluted net income (loss) per common share	52	3,051	226	3,051
18. Other Income
Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Foreign currency losses	$145	$127	$189	$156
Tax indemnification loss, net	1,460	3,823	668	3,092
Interest income	(504)	(11)	(551)	(39)
Other	—	1	—	—
Total other income	$1,101	$3,940	$306	$3,209
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
As of September 30, 2022, the Company did not have any material ongoing litigation to which the Company was a party.
20. Segment Information
In the first quarter of fiscal year 2021, the Company completed the evaluation of its operating and reporting structure, including the impact on the Company’s business of the acquisition of Progenics described in Note 1, and the sale of the Puerto Rico subsidiary in the first quarter of fiscal year 2021, which resulted in a change in operating and reportable segments. The Company now operates as one business segment: the development, manufacture and sale of innovative imaging diagnostics, radiotherapeutics, and artificial intelligence solutions designed to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. This conclusion reflects the Company’s focus on the performance of the business on a consolidated worldwide basis. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the President and Chief Executive

Officer. The Company’s chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) our ability to continue to grow PYLARIFY as a commercial product, including (A) our ability to obtain FDA approval for additional positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY, (B) the ability of PMFs to manufacture PYLARIFY to meet product demand, (C) our ability to sell PYLARIFY to customers, (D) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, and (E) our ability to establish PYLARIFY as a leading PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development; (ii) continued market expansion and penetration for our established commercial products, particularly DEFINITY, in the face of segment competition and potential generic competition, including as a result of patent and regulatory exclusivity expirations and challenges; (iii) the global Molybdenum-99 (“Mo-99”) supply; (iv) our ability to have third party manufacturers manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (v) our ability to successfully launch PYLARIFY AI as a commercial product; (vi) the continuing impact of the global COVID-19 pandemic on our business, supply chain, financial condition and prospects; (vii) the efforts and timing for clinical development and regulatory approval of our product candidates and new clinical applications and territories for our products, in each case, that we may develop, including 1095 and NM-01, or that our strategic partners may develop, including piflufolastat F 18 in Europe and flurpiridaz fluorine-18 (“F 18”); (viii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas; and (ix) the potential reclassification by the FDA of certain of our products and product candidates from drugs to devices with the expense, complexity and potentially more limited competitive protection such reclassification could cause. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
PYLARIFY, Ongoing Commercial Launch and Revenue Growth
On May 27, 2021, we announced that the FDA had approved PYLARIFY, an F 18-labeled PET imaging agent targeting prostate-specific membrane antigen (“PSMA”). PYLARIFY is a product in our radiopharmaceutical oncology product category. We commercially launched PYLARIFY in the U.S. in June 2021.
PYLARIFY is a radioactive diagnostic agent indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and with suspected recurrence based on elevated serum prostate-specific antigen (“PSA”) levels. PYLARIFY works by binding to PSMA, a protein that is overexpressed on the surface of more than 90% of primary and metastatic prostate cancer cells. PYLARIFY works with PET/computed tomography (“CT”) technology to produce a combined PET/CT scan that enables the reader of the PET/CT scan to detect and locate the disease.
According to the American Cancer Society, prostate cancer is the second most common cancer in American men -- one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.0 million American men are living with prostate cancer today. Based on estimates from third party sources regarding the incidence of prostate cancer in men in the U.S., we believe the market potential for all PSMA PET imaging agents in the U.S. could be up to 250,000 annual scans, comprised of 90,000 scans for patients with intermediate unfavorable or high/very high risk of suspected metastases of prostate cancer; 130,000 scans for patients with suspected recurrence of prostate cancer; and 30,000 scans for patients with metastatic castration-resistant prostate cancer (“mCRPC”) who may be under consideration for PSMA-targeted therapy for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy). However, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or our ultimate market penetration.
In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto, Novartis’ recently approved PSMA-targeted therapeutic. As part of the agreement with Novartis, we will supply PYLARIFY for the selection of patients with prostate cancer for the trials, and Novartis will provide all PYLARIFY-related clinical imaging data to us. In addition, the National Comprehensive Cancer Center updated its guidelines and the Society for Nuclear Medicine and Molecular Imaging updated its appropriate use criteria earlier this year, both noting that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy.
Upon commercial launch in June 2021, PYLARIFY was immediately available in select parts of the U.S. Over the course of the remainder of 2021 and into 2022, PYLARIFY availability expanded into additional regions and is now broadly available nationwide. We continue to expand the U.S. footprint for PYLARIFY with new PMFs, increased capacity at existing PMFs and added redundancy in key geographic areas, while broadening our customer base and market access coverage to serve our customers and the U.S. prostate cancer community.
The commercial launch of PYLARIFY has been complex and expensive. Throughout 2021, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is now broadly available nationwide and we continue to seek qualification for additional PMFs, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
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
Our commercial launch also required obtaining adequate coding, coverage and payment for PYLARIFY, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels, to adequately cover our customers’ costs of using PYLARIFY in PSMA PET/CT imaging procedures. We received notification that our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted Transitional Pass-Through Payment Status in the hospital outpatient setting (“TPT Status”) for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting, but rather would be included as part of the facility fee a hospital otherwise receives for a PET/CT imaging procedure, and the facility fee does not always adequately cover the total cost of the procedure. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure.
The successful growth of PYLARIFY is also dependent on our ability to establish PYLARIFY as a leading PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY’s competition is primarily two commercially available gallium-68-based PSMA imaging agents, as well as other non-PSMA-based imaging agents. We also could face potential competition from an F 18 PSMA PET imaging agent currently under review by the FDA. To the extent we lose market share to existing or future competitors, such loss of market share could have an adverse impact on our future business, results of operations, financial condition and cash flows. Moreover, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or our ultimate market penetration or market share.
We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have four Orange Book-listed patents, including composition of matter patents, the last of which expires in 2037. Outside of the U.S., we have and are currently pursuing additional PYLARIFY patents to obtain similar patent protection as in the U.S.
In connection with the Progenics Acquisition in June 2020, we issued to the Progenics stockholders at the time the transaction was consummated CVRs entitling them to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will our aggregate payment obligations in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration we paid in the Progenics Acquisition. Based on our 2022 PYLARIFY net sales, we believe that all of our aggregate payment obligations under the CVRs (which we currently estimate will be approximately $99.7 million) will become payable in the first half of 2023.
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
Anticipated Continued Growth of DEFINITY and Expansion of Our Ultrasound Microbubble Franchise
We believe the market opportunity for our microbubble ultrasound enhancing agent, DEFINITY, continues to be significant and that DEFINITY sales will continue to grow in the future, subject to the challenges discussed in “COVID-19 Pandemic and Other Challenges” below. As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that DEFINITY continues to hold over 80% of the market.
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have five Orange Book-listed method of use patents, one of which expires in 2035 and four of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we have six Orange Book-listed patents, including a composition of matter patent which expires in 2035. Outside of the U.S., we have and are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; we have submitted additional VIALMIX RFID patent applications in major markets throughout the world.
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
As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any Notice from an Applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the Applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the Applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an Applicant in November 2022 and the full 30-month stay were obtained, then the

Applicant would be precluded from commercialization until at least May 2025. If we received a Notice some number of months in the future and the full 30-month stay were obtained, the commercialization date would roll forward in the future by the same number of months. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical studies may be required.
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
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2023, with auto-renewal provisions that are terminable upon notice of non-renewal, and with NTP Radioisotopes (“NTP”), acting for itself and on behalf of its subcontractor, the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through December 31, 2024.
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
To augment our current supply of Mo-99, we have a strategic arrangement with SHINE Medical Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, entered into in November 2014, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2024. The term of this arrangement provides for three years of supply of Mo-99. However, we cannot assure you that SHINE will be able to produce commercial quantities of Mo-99 for our business, or that SHINE, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Inventory Supply
We obtain a substantial portion of our imaging agents from a third party supplier. Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY and our sole source manufacturer of NEUROLITE, Cardiolite and evacuation vials, the latter being an ancillary component for our TechneLite generators. On February 23, 2022, our wholly-owned subsidiary, LMI, entered into a Manufacturing and Supply Agreement (the “MSA”) with JHS, effective as of February 23, 2022, pursuant to which JHS will manufacture, and LMI will purchase, DEFINITY, NEUROLITE, Cardiolite and evacuation vial products. The new MSA supersedes all of the prior agreements of the parties. The initial term of the MSA runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The MSA requires LMI to purchase from JHS specified percentages of its total requirements for DEFINITY, as well as specified quantities of NEUROLITE, Cardiolite and evacuation vial products, each year during the contract term. Either party can terminate the MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on Samsung BioLogics as our sole source manufacturer of DEFINITY RT.
In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus to produce DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our supplemental new drug application authorizing commercial manufacturing of DEFINITY at our new facility, and inventory that we had previously manufactured at this facility became commercially saleable. We believe this facility will allow us to better manage DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our facilities in North Billerica, Massachusetts and Somerset, New Jersey, as well as at our PMF partner manufacturing facilities across the U.S.
COVID-19 Pandemic and Other Challenges
The global COVID-19 pandemic has had, and could still have, a future negative impact on our business, particularly if there are additional resurgences as a result of new variants of the virus that further increase its communicability or its impact on certain populations, geographic regions and the healthcare system, including elective procedures and hospital access. In addition, our business has been impacted by hospital staffing challenges and a decline in the volume of certain procedures and treatments using our products. For example, we believe sales of DEFINITY during the third quarter of 2022 were impacted by ongoing staffing challenges for nurses at U.S. healthcare institutions, as well as there being fewer in-person U.S. cardiology visits during the quarter as compared to the third quarter of 2021.
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
•For 1095, we completed an interim analysis of the ARROW Phase 2 study in mCRPC patients in the fourth quarter of 2021 and continued that study without modifications. During the second quarter of 2022, we enrolled the last patient in this study. In total, 120 patients have been randomized -- 80 in the 1095 plus enzalutamide combination group and 40 in the enzalutamide alone group. This study is a multicenter, randomized, open-label, controlled Phase 2 clinical study evaluating the efficacy and safety of 1095, our PSMA-targeted I-131 therapeutic, in combination with enzalutamide compared to enzalutamide alone in patients with metastatic castration resistant prostate cancer who are PSMA-avid, chemotherapy naïve, and have progressed on abiraterone. The primary endpoint in this study is PSA response rate. Key secondary endpoints include time to radiographic free progression, progression free survival, and overall survival. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
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
Strategic Partnerships, Collaborations, and other Initiatives
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage diagnostic and therapeutic product opportunities in oncology and other strategic areas that will complement our existing portfolio.
Oncology
As we continue to pursue expanding our strategic partnerships, our Pharma Services activities and strategic partnerships in oncology include:
•Prostate Cancer - We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
◦In March 2022, we announced a collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. As part of the agreement with Novartis, we will provide PYLARIFY for the selection of patients with prostate cancer for the trials, and Novartis will provide all PYLARIFY related clinical imaging data to us.
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
◦Prior to 2021, we also entered into several other separate agreements, including with POINT Biopharma US Inc. (“POINT Biopharma”) and Regeneron Pharmaceuticals, Inc., under which we supply piflufolastat F 18 in connection with their clinical studies, and Curium, under which we licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In June 2022, Curium announced that it had submitted its marketing authorization application to the European Medicines Agency seeking approval for piflufolastat F 18 in Europe. In addition, in 2022, we entered into an agreement with Curium to add PYLARIFY to its U.S. Eclipse trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients with metastatic castration-resistant prostate cancer. PYLARIFY will be used to determine PSMA-avidity as part of patient selection.
•Immuno-Oncology - In May 2019, we entered into a strategic collaboration and license agreement with NanoMab Technology Limited (“NanoMab”), a privately-held biopharmaceutical company focused on the development of next generation radiopharmaceuticals for cancer precision medicine. In May 2022, we announced that the first patient had been dosed in a Phase 2 clinical trial of NM-01, a novel technetium-99m SPECT imaging agent that we are developing to assess PD-L1 expression in cancer cells. The Phase 2 clinical trial is an open-label, single-arm trial in non-small cell lung cancer patients. The primary endpoint is the assessment of PD-L1 expression in primary tumor and metastatic lesions by NM-01 compared to immunohistochemistry. Other objectives are aimed at quantifying intra- and inter-tumoral heterogeneity of PD-L1 expression by NM-01, as well as establishing correlations with other diagnostic procedures. The trial is being conducted by NanoMab at King’s College London and is expected to complete enrollment later in 2022.
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
Flurpiridaz F 18
In September 2022, we announced with our strategic partner GE Healthcare Limited (“GE Healthcare”) that the recent Phase III clinical trial of our investigational radiotracer, flurpiridaz F 18, had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting coronary artery disease (“CAD”). The findings, shared at an American Society of Nuclear Cardiology conference, also demonstrated that cardiac PET imaging with flurpiridaz F 18 has higher diagnostic efficacy and image quality in patients with suspected CAD, compared with single photon emission computed tomography (“SPECT”) Myocardial Perfusion Imaging (“MPI”), the predominant procedure currently used in nuclear cardiology. We believe SPECT MPI represents approximately 6 million procedures per year in the U.S.
Under a Collaboration and License Agreement we entered into with GE Healthcare in 2017, GE Healthcare has led the funding and development of flurpiridaz F 18, and, if the imaging agent is approved, will have the global commercialization rights for it. We have collaborated on the development and will also collaborate on potential commercialization through a joint steering committee. If flurpiridaz F 18 receives regulatory approval and is commercially successful, we will receive:
• up to $60 million in regulatory and sales milestone payments,
• tiered double-digit royalties on U.S. sales., and
• mid-single digit royalties on sales outside of the U.S.

Generally, our costs in connection with the strategic partnerships relate to the supply of drug and other ancillary expenses and the benefits can include possible supply, milestone and royalty payments, additional intellectual property rights and strategic relationships. For flurpiridaz F 18, under the Collaboration and License Agreement, we retained ownership of all of the licensed intellectual property and bear the cost of patent prosecution and maintenance. We can give no assurance as to if or when or if any of these collaborations and other new initiatives, including our collaboration for flurpiridaz F 18, will be successful or accretive to earnings.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenues	$239,292	$102,073	$137,219	134.4%	$671,895	$295,646	$376,249	127.3%
Cost of goods sold	91,859	59,404	32,455	54.6%	257,363	165,859	91,504	55.2%
Gross profit	147,433	42,669	104,764	245.5%	414,532	129,787	284,745	219.4%
Operating expenses
Sales and marketing	25,414	17,195	8,219	47.8%	73,260	48,999	24,261	49.5%
General and administrative	23,759	28,550	(4,791)	(16.8)%	93,945	87,865	6,080	6.9%
Research and development	12,517	11,252	1,265	11.2%	39,455	33,673	5,782	17.2%
Total operating expenses	61,690	56,997	4,693	8.2%	206,660	170,537	36,123	21.2%
Gain on sale of assets	—	—	—	N/A	—	15,263	(15,263)	N/A
Operating income (loss)	85,743	(14,328)	100,071	(698.4)%	207,872	(25,487)	233,359	(915.6)%
Interest expense	1,626	1,569	57	3.6%	4,604	6,224	(1,620)	(26.0)%
Gain on extinguishment of debt	—	—	—	N/A	—	(889)	889	N/A
Other income	1,101	3,940	(2,839)	(72.1)%	306	3,209	(2,903)	(90.5)%
Income (loss) before income taxes	83,016	(19,837)	102,853	(518.5)%	202,962	(34,031)	236,993	(696.4)%
Income tax expense (benefit)	21,784	(6,422)	28,206	(439.2)%	55,710	(2,967)	58,677	(1,977.7)%
Net income (loss)	$61,232	$(13,415)	$74,647	(556.4)%	$147,252	$(31,064)	$178,316	(574.0)%

Comparison of the Periods Ended September 30, 2022 and 2021
Revenues
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

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
DEFINITY	$60,740	$57,636	$3,104	5.4%	$181,374	$173,448	$7,926	4.6%
TechneLite	22,094	22,680	(586)	(2.6)%	64,139	69,252	(5,113)	(7.4)%
Other precision diagnostics	6,175	7,563	(1,388)	(18.4)%	16,803	21,289	(4,486)	(21.1)%
Total precision diagnostics	89,009	87,879	1,130	1.3%	262,316	263,989	(1,673)	(0.6)%
PYLARIFY	143,754	7,724	136,030	N/A	366,763	7,997	358,766	N/A
Other radiopharmaceutical oncology	928	1,166	(238)	(20.4)%	3,183	5,206	(2,023)	(38.9)%
Total radiopharmaceutical oncology	144,682	8,890	135,792	1,527.5%	369,946	13,203	356,743	2,702.0%
Strategic partnerships and other revenue	5,601	5,304	297	5.6%	39,633	18,454	21,179	114.8%
Total revenues	$239,292	$102,073	$137,219	134.4%	$671,895	$295,646	$376,249	127.3%
The increase in revenues for the three months ended September 30, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY, an increase in DEFINITY sales volume and higher strategic partnership revenue from the RELISTOR royalty stream. The increase is offset, in part, by lower sales volumes from TechneLite driven by opportunistic sales in the prior year and lower volumes of other precision diagnostics.
The increase in revenues for the nine months ended September 30, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY and $24.0 million of revenue recognized pursuant to the Novartis Agreement, and an increase in DEFINITY sales volume. The increase is offset, in part, by lower sales volumes from TechneLite driven by the strategic decisions to exit a customer contract and opportunistic sales in the prior year, lower volumes of other precision diagnostics, lower volume of other radiopharmaceutical oncology products and lower strategic partnerships and other revenue due primarily to a sale of cREPO in the prior period.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	20,334
Adjustments relating to prior period revenues	70
Payments or credits made during the period	(18,134)
Balance, September 30, 2022	$13,247

Gross Profit
The increase in gross profit for the three months ended September 30, 2022, as compared to the prior year period, is primarily due to PYLARIFY sales volume, as well as an increase in DEFINITY sales volume.

The increase in gross profit for the nine months ended September 30, 2022, as compared to the prior year period, is primarily due to PYLARIFY sales volume, the $24.0 million pursuant to the Novartis Agreement, and an increase in DEFINITY sales volume, which is partially offset by amortization expense of acquired intangible assets in the Progenics Acquisition.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $8.2 million and $24.3 million for the three and nine months ended September 30, 2022 as compared to the prior year period. This was primarily driven by the continued commercialization activities following the launch of PYLARIFY and increased employee-related costs (including the hiring of new employees throughout 2021 in connection with the commercialization activities for PYLARIFY), as well as an increase in the level of marketing promotional programs and travel during this period which was reduced during the prior year due to the impact of the COVID-19 pandemic.
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
General and administrative expenses decreased $4.8 million for the three months ended September 30, 2022 compared to the prior period. This was primarily driven by a $9.5 million sublease impairment charge in the prior year. In addition, there was a $1.5 million net reduction for the fair value adjustments to the contingent asset and liabilities in the third quarter of 2022 (a decrease of $4.1 million from the prior year period) (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). These decreases are partially offset by increased employee-related costs and professional fees.
General and administrative expenses increased $6.1 million for the nine months ended September 30, 2022 compared to the prior period. This was primarily driven by increased employee-related costs and professional fees. This amount was offset by a $3.1 million net reduction for the fair value adjustments to the contingent asset and liabilities. (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs).
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $1.3 million for the three months ended September 30, 2022 as compared to the prior year period. This was primarily driven by higher overall headcount related costs and the investment in medical affairs related to PYLARIFY, offset, in part, by the expenses related to the preparation activities for the launch of PYLARIFY during the prior year period.
Research and development expenses increased $5.8 million for the nine months ended September 30, 2022 as compared to the prior year period. This was primarily driven by the level of activity of the ARROW Phase 2 study of 1095, investment in medical affairs related to PYLARIFY and higher overall headcount related costs, offset by the expenses related to filing fees for the PYLARIFY New Drug Application and preparation activities for the launch of PYLARIFY during the prior year period.
Interest Expense
Interest expense decreased by approximately $1.6 million for the nine months ended September 30, 2022 as compared to the prior year period due to the repayment of the Royalty-Backed Loan on March 31, 2021.
Income Tax Expense
The income tax expense recorded for the three and nine months ended September 30, 2022 was primarily due to pre-tax profits reported during the period, partially offset by the benefit associated with stock compensation deductions.
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
Our effective tax rate for each reporting period is presented as follows:

	Nine Months Ended September 30,
	2022	2021
Effective tax rate	27.4%	8.7%
Our effective tax rate in fiscal 2022 differs from the U.S. statutory rate of 21% principally due to the accrual of state taxes and the impact of non-deductible contingency reserve expense.
The increase in the effective income tax rate for the nine months ended September 30, 2022 is primarily due to our increased pre-tax profits in high population states that generally have higher tax rates.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$176,429	$40,027
Net cash (used in) provided by investing activities	$(11,823)	$8,227
Net cash used in financing activities	$(6,149)	$(37,232)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $176.4 million in the nine months ended September 30, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items such as depreciation, amortization and accretion expense, the change in fair value of contingent assets and liabilities of $25.4 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), and stock-based compensation expense. The primary working capital sources of cash were the increase in billings associated with PYLARIFY sales and the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to $13.6 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net cash provided by investing activities during the nine months ended September 30, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $7.6 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 is primarily attributable to the payments on long-term debt and other borrowings of $7.9 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $7.2 million offset by proceeds of $7.5 million from stock option exercises.
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
As of September 30, 2022, we were in compliance with all financial and other covenants under the 2019 Credit Agreement.
Please refer to our Annual Report on Form 10-K for fiscal year ended December 31, 2021 for further details on the 2019 Facility and the 2019 Credit Agreement.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:
•The amount and timing of the expected cash payment related to the CVRs;
•The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY and DEFINITY, as well as any additional products that we may market in the future, including decreased product sales resulting from the COVID-19 pandemic;
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
•Our ability to have products manufactured and released from manufacturing sites in a timely manner in the future, or to manufacture products at our in-house manufacturing facilities in amounts sufficient to meet our supply needs;
•The costs of further commercialization of our existing products, including product marketing, sales and distribution and whether we obtain local partners to help share such commercialization costs;
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
At September 30, 2022, our only current committed external source of funds is our borrowing availability under our 2019 Revolving Facility. We had $257.3 million of cash and cash equivalents at September 30, 2022. Our 2019 Facility, as amended, contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2019 Revolving Facility, as amended, may affect our ability to comply with the covenants in the 2019 Facility, as amended, including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2019 Revolving Facility, as amended, as a source of liquidity.
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
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $257.3 million as of September 30, 2022, along with cash generated by ongoing operations and continued access to our 2019 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.

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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
We are required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts and Somerset, New Jersey production facilities upon closure, though we do not intend to close the facilities. We have provided this financial assurance in the form of a $30.3 million surety bond.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below:
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) our ability to obtain FDA approval for additional PMFs to manufacture PYLARIFY, (B) the ability of PMFs to manufacture PYLARIFY to meet product demand, (C) our ability to sell PYLARIFY to customers, (D) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, and (E) our ability to establish PYLARIFY as a leading PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development.
The commercial launch of PYLARIFY has been complex and expensive. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although we successfully qualified 21 PMFs in 2021 and continue to seek qualification for additional PMFs in 2022, such that PYLARIFY is broadly available across the U.S., we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and sales are generated through a PYLARIFY direct sales team as well as a sales team at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMFs. Throughout 2021, we hired additional employees to assist us with this commercialization of PYLARIFY. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability to continue to enter into arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements could have an adverse impact on our future business, results of operations, financial condition and cash flows.
Obtaining adequate coding, coverage and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/CT imaging procedures. We received notification that our HCPCS code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted TPT Status for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting but rather would be included as part of the facility fee a hospital otherwise receives for a PET/CT imaging procedure, and the facility fee does not always adequately cover the total cost of the procedure. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure. In addition, if other government payors or private payors do not provide adequate reimbursement for the use of PYLARIFY, our future business, results of operations, financial condition and cash flows could be adversely affected.
The successful growth of PYLARIFY is also dependent on our ability to establish PYLARIFY as a leading PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY currently competes with two commercially available gallium-68-based PSMA PET imaging agents from Telix Pharmaceuticals Limited and Novartis AG, as well as other non-PSMA PET imaging agents. We also face potential competition from an F 18 PSMA PET imaging agent for which Bracco is currently seeking FDA approval, which we believe could be granted by the FDA in 2023. To the extent we lose market share to existing or future competitors (including during any period of time in which our TPT Status has expired but TPT Status for a later-approved competitive product still exists), such loss of market share could have an adverse impact on our future business, results of operations, financial condition and cash flows. Moreover, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or our ultimate market penetration or market share.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics. For example, we believe the approval of Pluvicto for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) creates a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy that increases the total addressable market in the U.S. by an additional 30,000 new scans per year for patients with mCRPC. However, the prescribing information for Pluvicto specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with Pluvicto. While we note that FDA-approved labels for F 18 based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including recently by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that the Novartis prostate cancer trials using PYLARIFY will be successful, that the Pluvicto prescribing information will be expanded to incorporate F 18 based PSMA PET imaging agents like PYLARIFY, or how clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications, such lack of success could have an adverse impact on our future business, results of operations, financial condition and cash flows.
We face significant competition in our business and may not be able to compete effectively.
The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:
•For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited, Novartis AG and Bracco, and may in the future include an F 18 PSMA PET imaging agent that Bracco has in late stage clinical development, which we believe could be approved by the FDA for commercialization later in 2023. In addition, the University of California, San Francisco and the University of California, Los Angeles have approved NDAs for a gallium-68 PSMA-11 injection for PSMA PET imaging, which we believe will primarily be used within their hospital systems.
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar Medical Radioisotopes, LLC and potentially BWXT Medical Ltd.
•For RELISTOR, our principal competitors include Nektar Therapeutics, in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; and BioDelivery Sciences International, Inc.; together with other prescription, as well as over-the-counter, laxatives used as first line therapy for opioid-induced constipation.
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
Our ability to attract and retain customers, invest in and grow our business, maintain our desired levels of costs of goods sold and operating expenses and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S. and inflationary pressures, including escalating energy prices. We cannot anticipate all the ways in which the current or future economic climate and financial market conditions could adversely impact our business. We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. To the extent prevailing economic conditions result in fewer procedures being performed, our business, results of operations, financial condition and cash flows could be adversely affected.
Similarly, we would expect our costs of goods sold and other operating expenses to change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, contract services, and transportation costs, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2022. The Company does not currently have a share repurchase program in effect. The 2015 Equity Incentive Plan, adopted by the Company on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2022**	5,064	$70.65	*	*
August 2022**	1,434	$82.58	*	*
September 2022**	4,434	$82.67	*	*
Total	10,932		*
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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	November 3, 2022

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 3, 2022