Form 10-K
period 2022-12-31
Lantheus Holdings, Inc.
filed 2023-02-23
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36569
_______________________________________________________________

LANTHEUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	35-2318913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Burlington Road, South Building, Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (978) 671-8001
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	LNTH	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 was approximately $4,487.0 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2022 of $66.03 per share.
As of February 16, 2023 the registrant had 67,540,065 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 27, 2023, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2022.

LANTHEUS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Annual Report on Form 10-K, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with:
•Continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in the face of competition;
•Our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility;
•The global availability of Molybdenum-99 (“Mo-99”) and other raw materials and key components;
•The efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake;
•Our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (“POINT”);
•Our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas; and
•The continuing impact of the global COVID-19 pandemic and other challenges on our business, supply chain, financial conditions and prospects.
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to Our Portfolio of Commercial Products
•Our ability to continue to grow PYLARIFY as a commercial product, including (A) the ability of positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand, (B) our ability to sell PYLARIFY to customers, (C) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, (D) our ability to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development, and (E) our ability to obtain United States Food and Drug Administration (“FDA”) approval for additional PMFs to manufacture PYLARIFY.

•Our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of increased competition from other echocardiography ultrasound enhancing agents and potential generic competition as a result of patent and regulatory exclusivity expirations.
•Our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility.
•Our dependence on a limited number of third party suppliers for Mo-99, which is a critical ingredient of TechneLite.
•Risks related to RELISTOR, commercialized by Bausch, and that the revenues generated for us thereby may not meet expectations.
•Risks related to the manufacturing and commercialization of AZEDRA, including in connection with market acceptance and reimbursement, that may cause the product not to meet revenue or operating income expectations.
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
•The impact of the ongoing global COVID-19 pandemic and other challenges on our business, financial condition or prospects, including: a decline in the volume of procedures and treatments using our products; potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, and clinical development programs; the business activities of our suppliers, distributors, customers and other business partners; and the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems.
•Our ability to introduce new products and adapt to an evolving technology and medical practice landscape.
Risks Related to Our and our Strategic Partners’ Portfolios of Clinical Development Candidates
•Risks associated with the expected benefits and opportunities related to the POINT License Agreements (as defined below);
•Risks associated with Curium’s ability obtain regulatory approval for and successfully commercialize piflufolastat F 18 in Europe;
•Risks associated with [18F] flurpiridaz (“flurpiridaz”), which we out-licensed to GE Healthcare in 2017, including GE Healthcare’s ability to (A) obtain FDA approval, and (B) gain post-approval market acceptance and adequate coding, coverage and payment.
Risks Related to our Capital Structure
•Risks related to our outstanding indebtedness and our ability to satisfy those obligations, including the 2.625% Convertible Senior Notes due 2027 (the “Notes”).
•Risks related to the ownership of our common stock.
NOTE REGARDING COMPANY REFERENCES
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
NOTE REGARDING TRADEMARKS

We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: PYLARIFY®, DEFINITY®, AZEDRA®, and Find.Fight.FollowTM referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by that other company.

PART I
Item 1. Business
Overview
With more than 65 years of experience in delivering life-changing science, Lantheus is committed to improving patient outcomes through diagnostics, radiotherapeutics and artificial intelligence solutions that enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: Precision Diagnostics, Radiopharmaceutical Oncology, and Strategic Partnerships and Other Revenue. Our leading Precision Diagnostic products assist healthcare professionals (“HCPs”) Find and Follow diseases, with a focus in cardiology. Our Radiopharmaceutical Oncology diagnostics and therapeutics help HCPs Find, Fight and Follow cancer. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma services platforms, and also includes our license of RELISTOR to Bausch Health Companies, Inc. (“Bausch”).
Our commercial products are used by oncologists, urologists, nuclear medicine physicians, cardiologists, sonographers, technologists, radiologists, and internal medicine physicians working in a variety of clinical settings. We believe that our diagnostic products provide improved diagnostic information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
We produce and market our products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, MA, with additional offices in North Billerica, MA, Somerset, NJ, Montreal, Canada and Lund, Sweden.
Exclusive License for PNT2002 & PNT2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates. PNT2002 is a prostate-specific membrane antigen-targeted radiopharmaceutical therapy for the treatment of metastatic castrate-resistant prostate cancer. PNT2003 is a somatostatin receptor targeted radioligand (“SSTR”) therapy with non-carrier added lutetium-177, and is in development to treat patients with SSTR-positive neuroendocrine tumors.
In exchange for these rights, we paid $260.0 million in upfront payments between the two agreements with POINT, with the potential for additional milestone payments of approximately $1.8 billion between the two products based on FDA approval, net sales and commercial milestones. Additionally, we will pay POINT royalties on net sales, beyond certain financial thresholds and subject to conditions, of 20% for PNT2002 and 15% for PNT2003. The license agreements expand our radiopharmaceutical portfolio with two late-stage therapeutic candidates and, with PNT2002, broadens our prostate cancer franchise. For more information, see Note 22, “Acquisition of Assets”, in our consolidated financial statements included herein.
Our Portfolio of Commercial Products
Precision Diagnostics
Our commercial products in our Precision Diagnostics category include the following:
•DEFINITY is an injectable ultrasound enhancing agent with perflutren-containing lipid microspheres, or microbubbles, that is used in echocardiography exams. One formulation of DEFINITY requires refrigerated storage. Another formulation, which we have branded as DEFINITY RT, allows both storage and shipment at room temperature and provides clinicians an additional choice for greater utility of this formulation in broader clinical settings. The indication for both formulations in the U.S. is for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. We believe we are currently the leading worldwide provider of ultrasound enhancing agents.
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
Radiopharmaceutical Oncology
Our commercial products in our Radiopharmaceutical Oncology category include the following:
•PYLARIFY (also known as piflufolastat F 18, 18F-DCFPyL or PyL) is an F 18-labelled PSMA-targeted PET imaging agent used with PET/computed tomography (“CT”). PYLARIFY is indicated in the U.S. for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated serum prostate-specific antigen (“PSA”) levels.
•AZEDRA (iobenguane I 131) is a radiotherapeutic, approved for the treatment of patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only FDA-approved therapy for this indication.
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
•Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. aBSI is FDA cleared and CE marked. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, phase III study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with mCRPC. aBSI is also approved in Japan and part of the JSMO guidelines (Japanese Society of Medical Oncology) in support of clinicians with patient treatment selection. The Japanese non-exclusive rights to aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®.
•aPROMISE, which is currently sold as PYLARIFY AI in the U.S., is artificial intelligence medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY.
Additional Information about our Product Categories
Precision Diagnostics
Continued Growth of DEFINITY
DEFINITY is the leading ultrasound enhancing agent based on revenue in the U.S., and is indicated for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY includes its activated and non-activated forms and the two formulations it is commercially available in; one that requires refrigerated storage and one that we have branded as DEFINITY RT that may be stored at room temperature.
DEFINITY is a clear, colorless, sterile liquid that, upon activation in a VIALMIX apparatus, a medical device specifically designed for DEFINITY, becomes a homogenous, opaque, milky white injectable suspension of perflutren-containing lipid microspheres. After activation and intravenous injection, DEFINITY opacifies the left ventricular chamber and improves the delineation of the left ventricular endocardial border, or innermost layer of tissue that lines the chamber of the left ventricle. Better visualization of the left ventricle allows clinicians to make more informed decisions about disease status.

Based on estimates from third party sources, we believe there were approximately 28 to 34 million echocardiograms performed in the U.S. in 2021 (the latest time period for which full year data is available and which also included the estimated impacts of COVID-19 and staffing challenges on procedure volumes). Assuming that between 20% and 30% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6 to 10 million echocardiograms in 2021 produced suboptimal images.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 21 million studies throughout the world. We estimate that, as of December 31, 2022, DEFINITY had over 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures. DEFINITY currently competes with ultrasound enhancing agents produced by GE Healthcare and Bracco Diagnostics Inc. (“Bracco”), as well as echocardiography without the use of ultrasound enhancing agents and non-echocardiography imaging modalities. DEFINITY and the agents produced by GE Healthcare and Bracco all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY.”
We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method of use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID (see below) which expires in 2037; we have submitted additional VIALMIX RFID patent applications in major markets throughout the world.
Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challenges in the near to intermediate term. See “Intellectual Property – Patents” below.
As noted above, DEFINITY is activated through the use of medical devices branded as VIALMIX and VIALMIX RFID. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated with the VIALMIX RFID activation device.
With respect to manufacturing the formulation of DEFINITY that requires refrigeration, historically, we have relied on Jubilant HollisterStier (“JHS”) as a significant supplier of this formulation of DEFINITY. We constructed a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing this formulation of DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our supplemental new drug application (“sNDA”), authorizing commercial manufacturing of this formulation of DEFINITY at our new facility. We believe this investment allows us to better manage DEFINITY manufacturing for this formulation and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2022 and 2021 - Revenues” for further information on revenue contributed by DEFINITY.
TechneLite
TechneLite is a self-contained system or generator of Tc-99m, a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Tc-99m results from the radioactive decay of Mo-99, itself a radioisotope with a 66-hour half-life sourced in our supply chain in nuclear research reactors located in Belgium, South Africa and Australia from enriched uranium. The TechneLite generator is slightly larger than a coffee can in size, and the self-contained system houses a vertical glass column at its core that contains Mo-99, which degrades to Tc-99m. During our manufacturing process, Mo-99 is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the short half-lives of Mo-99 and Tc-99m, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.

The Tc-99m produced by our TechneLite generator is the medical radioisotope that can be attached to a number of imaging agents, including our own NEUROLITE and CARDIOLITE products, during the radiolabeling process. To radiolabel a Tc-99m-based radiopharmaceutical, a vial of sterile saline and a vacuum vial are each affixed to the top of a TechneLite generator. The sterile saline is pulled through the generator where it attracts Tc-99m resulting from the radioactive decay of Mo-99 within the generator column. The Tc-99m-containing radioactive saline is then pulled into a vacuum vial and subsequently combined by a radiopharmacist with the applicable imaging agent, which allows the preparation of individual patient-specific radiolabeled imaging agent doses. When administered, the imaging agent binds to specific tissues or organs for a period of time, enabling the Tc-99m to illuminate the functional health of the imaged tissues or organs in a diagnostic image. Our ability to produce and market TechneLite is highly dependent on our supply of Mo-99. See “Raw Materials and Supply Relationships—Molybdenum-99” below.
TechneLite is currently marketed primarily in the U.S., Canada, Central America and South America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with large radiopharmacy groups, including Cardinal Health (“Cardinal”), RLS (USA) Inc. (previously GE Healthcare) (“RLS”), United Pharmacy Partners (“UPPI”) and PharmaLogic Holdings Corp (“PharmaLogic”). We also supply generators on a purchase order basis to other customers. We estimate that TechneLite had approximately one third of the U.S. generator market as of December 31, 2022, competing primarily with Tc-99m-based generators produced by Curium and NorthStar Medical Radioisotopes, LLC (“Northstar”). Outside of the U.S., we sell generators through supply agreements with radiopharmacy chains, through distributors or to separate customers.
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
We believe that our substantial capital investments in our highly automated TechneLite production line and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials, create significant and sustainable competitive advantages for us in generator manufacturing and distribution. Given our significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, TechneLite has patent protection in the U.S. and various foreign countries on certain component technology currently until 2029, and we are pursuing additional patent protection in the U.S. and world-wide on other component technology that, if granted, would expire in 2040.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2022 and 2021 - Revenues” for further information on revenue contributed by TechneLite.
Radiopharmaceutical Oncology
Continued Growth of PYLARIFY
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
According to the American Cancer Society, prostate cancer is the second most common cancer in American men - one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.2 million American men are living with prostate cancer today. Based on estimates from third party sources regarding the incidence of prostate cancer in men in the U.S., we believe the market potential for PSMA PET imaging agents in the U.S. could be up to 350,000 annual scans, comprised of 125,000 scans for patients with intermediate, unfavorable or high/very high risk of suspected metastases of prostate cancer, 195,000 scans for patients with suspected recurrence of prostate cancer, and 30,000 scans for patients with metastatic castration-resistant prostate cancer (“mCRPC”) who may be under consideration for PSMA-targeted therapy for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy).

In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with PLUVICTO, Novartis’ PSMA-targeted therapeutic. In addition, in 2022, we entered into an agreement with Curium to add PYLARIFY to its PSMA-targeted therapeutic clinical trial referred to by Curium as ECLIPSE. Both of these collaborations, as well as other collaborations using PYLARIFY, are described further under Strategic Partnerships and Other Revenue – Oncology below.
Also, during 2022, the National Comprehensive Cancer Center updated its guidelines and the Society for Nuclear Medicine and Molecular Imaging updated its appropriate use criteria, both noting that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy.
The commercial launch of PYLARIFY was complex and, we believe, highly successful. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with cyclotrons that produce F 18. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each had to be separately approved by the FDA. As of December 31, 2022, we had activated 37 PMF manufacturing sites in our PMF network, up from 21 activated sites as of December 31, 2021. These additional sites provide geographic breadth, out-the-door time flexibility and added optionality within our existing PMF network. Overall, we have achieved broad national distribution of PYLARIFY with customers in 46 of 50 states, including the District of Columbia.
In addition to our network of PMFs, we have also been working with academic medical centers in the U.S. that have radioisotope-producing cyclotrons who have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center manufactures F 18 on its cyclotron and completes the manufacturing process for PYLARIFY. PYLARIFY can then be used by the academic medical center itself, and in some cases distributed to other customers under separate purchase agreements.
Our commercial launch also required obtaining adequate coding, coverage and payment for PYLARIFY, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PSMA PET/CT imaging procedures. The Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted Transitional Pass-Through Payment Status (“TPT Status”) under the Hospital Outpatient Prospect Payment System (“OPPS”) for PYLARIFY, enabling CMS to provide separate payment for PET/CT scans performed with PYLARIFY. Note that TPT only applies to traditional fee-for-service Medicare in the hospital outpatient setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting, but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always adequately cover the total cost of the procedure.
Our successful growth of PYLARIFY will depend on our ability to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY’s current competition is primarily two commercially available Gallium-68 (“Ga-68”)-based PSMA imaging agents, as well as other non-PSMA-based imaging agents. We may also face competition from an F 18 PSMA PET imaging agent currently under review by the FDA.
We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have four Orange Book-listed patents, including composition of matter patents, the last of which expires in 2037. Outside of the U.S., we have, and are currently pursuing, additional PYLARIFY patents to obtain similar patent protection as in the U.S.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with PYLARIFY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2022 and 2021 - Revenues” for further information on total revenue contributed by PYLARIFY since its approval.
Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage diagnostic and therapeutic product opportunities in oncology and other strategic areas that complement our existing portfolio. Our Pharma Services business focuses on advancing innovative imaging biomarker solutions through collaborations with pharmaceutical companies and academic centers. Our Digital Solutions business focuses on developing and commercializing 510(k) cleared and CE marked digital applications to enhance the performance of imaging agents; our Digital Solutions portfolio currently includes aBSI, aPROMISE and PYLARIFY AI.

Oncology
As we continue to pursue expanding strategic partnerships, our Pharma Services activities in oncology include:
•Prostate Cancer – We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
▪In June 2022, Curium (our licensee that is developing and commercializing piflufolastat F 18 in Europe) announced that it had submitted its marketing authorization application to the European Medicines Agency seeking approval for piflufolastat F 18. In addition, in 2022, we entered into an agreement with Curium to add PYLARIFY to its U.S. ECLIPSE trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients with metastatic castration-resistant prostate cancer. PYLARIFY will be used to determine PSMA-avidity as part of patient selection.
▪In March 2022, we announced a collaboration with Novartis to include PYLARIFY in prostate cancer trials with PLUVICTO. As part of the agreement with Novartis, we will provide PYLARIFY for the selection of patients with prostate cancer for the trials, and Novartis will provide all PYLARIFY-related clinical imaging data to us.
▪In January 2022, we announced a collaboration with the Prostate Cancer Clinical Trial Consortium (“PCCTC”), a premier multicenter clinical research organization that specializes in prostate cancer research. The intent of the strategic collaboration is to integrate our AI platform into PCCTC studies to advance the development and validation of novel AI-enabled biomarkers.
•Prior to 2022, we also entered into several other separate agreements, including with RefleXion Medical, Inc., POINT and Regeneron Pharmaceuticals, Inc., under which we supply PYLARIFY in connection with their clinical studies.
◦In May 2019, we commenced an initiative to build out our Pharma Services capabilities, which reside in our Strategic Partnerships and Other Revenue product category. We have undertaken the following efforts to execute that initiative.
◦Immuno-Oncology - We entered into a strategic collaboration and license agreement with NanoMab Technology Limited (“NanoMab”), a privately-held biopharmaceutical company focused on the development of next generation radiopharmaceuticals for cancer precision medicine. In May 2022, we announced that the first patient had been dosed in a Phase 2 clinical trial of NM-01, a novel technetium-99m SPECT imaging agent under development to assess PD-L1 expression in cancer cells. The Phase 2 clinical trial is an open-label, single-arm trial in non-small cell lung cancer patients. The primary endpoint is the assessment of PD-L1 expression in primary tumor and metastatic lesions by NM-01 compared to immunohistochemistry. Other objectives are aimed at quantifying intra- and inter-tumoral heterogeneity of PD-L1 expression by NM-01, as well as establishing correlations with other diagnostic procedures. The trial is being conducted by NanoMab at King’s College London and is expected to complete enrollment in 2023.
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
Microbubble Franchise
In addition, we continue to seek to optimize our microbubble platform through new collaborations. In December 2022, we announced a strategic collaboration with SonoThera, Inc. (“SonoThera”), who will use our microbubbles in combination with their ultrasound-guided, non-viral, gene therapy platform and treatments. Prior to 2022, we entered into microbubble collaborations with the following parties: (i) Cerevast Medical, Inc. (“Cerevast”), in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS (“CarThera”), for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; (iii) Insightec Ltd. (“Insightec”), which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions; and (iv) Allegheny Health Network (“AHN”) which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia.
In March 2012, we entered into a development and distribution arrangement with China Resources Double-Crane (“Double-Crane”) for DEFINITY in China, Hong Kong and Macau. Double-Crane has conducted on our behalf three confirmatory clinical trials in pursuit of cardiac, liver and kidney imaging indications, as well as one small pharmacokinetic study. In November 2022, we announced the approval of our Import Drug License application with the National Medical Products Administration (“NMPA”) for the use of DEFINITY in patients with suboptimal conventional echocardiography and to better identify the left ventricular endocardial border. Double-Crane is responsible for obtaining adequate coding, coverage and payment and commercializing DEFINITY in China under a local brand name. Double-Crane is also in the process of analyzing the clinical results relating to liver and kidney indications and will also work with us to prepare an Import Drug License application for those indications, as appropriate.

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
aBSI
•aBSI automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The cloud based aBSI was made available for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received CE marking for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system. aBSI is also approved in Japan and part of the JSMO guidelines (Japanese Society of Medical Oncology) in support of clinicians with patient treatment selection. The Japanese non-exclusive rights to aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®.
PYLARIFY AI
•PYLARIFY AI is artificial intelligence medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. PYLARIFY AI has demonstrated improved consistency, accuracy and efficiency in quantitative assessment of PSMA PET/CT. The technology analyzes the PET/CT image to segment anatomical regions, including 51 bones and 12 soft tissue organs. This image segmentation enables automated localization, detection and quantification of potential PSMA-avid lesions in the PET/CT image, which is incorporated into a standardized report for physicians. PYLARIFY AI can be deployed either as a secure web cloud application or within the secure firewall of the institution on a local server. Once deployed, the adaptive application can be integrated into an institution’s existing clinical workflow, delivering a unique combination of clinical utility and technical flexibility. We believe that PYLARIFY AI when used with PYLARIFY will provide us an important competitive advantage in what we expect will be a highly competitive PET PSMA diagnostic imaging agent market, although we can give no assurances to that effect. Our subsidiary, EXINI, was granted 510(k) clearance by the FDA in the U.S. and received a CE marking in Europe for aPROMISE. We commercially launched aPROMISE under the name PYLARIFY AI in the U.S. in November 2021 and the FDA granted us an additional 510(k) clearance during the second quarter of 2022.
[18F] flurpiridaz
•GE Healthcare Agreement – In April 2017, we announced entering into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz, a fluorine 18-based PET MPI agent designed to assess blood flow to the heart in patients suspected of coronary artery disease (“CAD”). Under our agreement, GE Healthcare will complete the development of flurpiridaz, pursue worldwide regulatory approvals, and, if successful, lead a worldwide launch and commercialization of the agent, with us collaborating on both development and commercialization through a joint steering committee. We also have retained the right to co-promote the agent in the U.S. GE Healthcare’s development plan initially focuses on obtaining regulatory approval in the U.S., Japan, Europe and Canada. Under the agreement, we received an upfront cash payment of $5.0 million and are eligible to receive up to $60.0 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the U.S. In September 2022, we announced with GE Healthcare that the second Phase 3 clinical trial had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting CAD. The findings, shared at an American Society of Nuclear Cardiology conference, also indicated that cardiac PET imaging with flurpiridaz demonstrated higher diagnostic efficacy and image quality in patients with suspected CAD, compared with SPECT MPI, the predominant procedure currently used in nuclear cardiology. Assuming regulatory approval, we anticipate commercialization beginning in 2024.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic activities.
Our Clinical Development Candidates
In addition to our commercial products and strategic partnerships with third parties, we also have ongoing clinical development programs, including, among others, the following:
•PNT2002 is a prostate-specific membrane antigen-targeted radiopharmaceutical therapy for the treatment of mCRPC. PNT2002 is currently in its Phase 3 study, designed to evaluate superiority to the standard of care in mCRPC pre-chemotherapy patients who have failed one androgen receptor pathway inhibitor.
•PNT2003 is an SSTR therapy with non-carrier added lutetium-177, which is in development to treat patients with SSTR-positive neuroendocrine tumors. PNT2003 is currently in a Phase 3 trial.
•1095 (also known as 131 I-MIP-1095) is a PSMA-targeted iodine-131-labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. We enrolled the last patient in our ARROW Phase 2 study during the second quarter of 2022. In total, 120 patients have been randomized -- 80 in the 1095 plus enzalutamide combination group and 40 in the enzalutamide alone group. This study is a multicenter, randomized, open-label, controlled Phase 2 clinical study evaluating the efficacy and safety of 1095, our PSMA-targeted I-131 therapeutic, in combination with enzalutamide compared to enzalutamide alone in patients with metastatic castration resistant prostate cancer who are PSMA-avid, chemotherapy naïve, and have progressed on abiraterone. The primary endpoint in this study is PSA response rate. Key secondary endpoints include time to radiographic free progression, progression free survival, and overall survival. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
For the years ended December 31, 2022, 2021 and 2020, we invested $311.7 million, $45.0 million and $32.8 million in research and development (“R&D”), respectively, primarily related to our clinical development candidates. For the year ended December 31, 2022, we recognized $260.0 million of R&D expense related to the upfront payments to POINT. In addition to our clinical development group, our R&D team also includes our Medical Affairs and Medical Information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic partnerships and clinical development programs.

Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products within each product category:

Product	Approved Markets
Precision Diagnostics
DEFINITY (or LUMINITY)	Australia, Canada, China, European Union, European Economic Area, India, Israel, Mexico, New Zealand, Singapore, South Korea, Taiwan, United Kingdom, United States
TechneLite	Australia, Brazil, Canada, Colombia, Costa Rica, New Zealand, Panama, South Korea, Taiwan, United States
NEUROLITE	Australia, Austria, Belgium, Canada, Costa Rica, Denmark, France, Germany, Hong Kong, Italy, Japan, Luxembourg, New Zealand, Philippines, Slovenia, South Korea, Spain, Taiwan, Thailand, United States
Xenon	Canada, United States
CARDIOLITE	Australia, Canada, Costa Rica, Hong Kong, Israel, Japan, New Zealand, Panama, Philippines, South Korea, Taiwan, Thailand, United States
Radiopharmaceutical Oncology
PYLARIFY	United States
AZEDRA	United States
Strategic Partnerships and Other Revenue
RELISTOR (Solution for Injection 12 mg/0.6 mL vial)	Austria, Belgium, Bulgaria, Canada, Switzerland, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (Solution for Injection in pre-filled syringe 8mg and pre-filled syringe 12 mg)	Austria, Belgium, Bulgaria, Canada, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (methylnaltrexone bromide) Oral Tablet 140 mg	United States
With respect to our medical devices:
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
PYLARIFY sales are generated in the U.S. through a PYLARIFY direct sales team and a sales team at some of our PMF partners. Sales of DEFINITY are generated in the U.S. through a DEFINITY direct sales team. While a small portion of our nuclear imaging product sales in the U.S. are generated through our direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities, we primarily sell our nuclear imaging products, including TechneLite, NEUROLITE, Xenon, and CARDIOLITE, to large radiopharmacy groups. We have licensed RELISTOR to Bausch, and we collect quarterly royalties based on sales generated by Bausch. AZEDRA sales are generated in the U.S. through an AZEDRA direct sales team. PYLARIFY AI sales leads are generated in the U.S. through a direct sales team with sales generated through distributors and other strategic partners.
Seasonality
We have some modest seasonality for our products as patients may seek to schedule diagnostic imaging and other procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the year ended December 31, 2022.

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
•For PYLARIFY, our principal competitors are currently Telix Pharmaceuticals Limited and Novartis AG. We also face potential competition from an F 18 PSMA PET imaging agent for which Bracco is currently seeking FDA approval, which we believe could be granted by the FDA in 2023.
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our SPECT radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar and potentially BWXT Medical.
•For RELISTOR, our principal competitors include RedHill Biopharma Inc., in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; and BioDelivery Sciences International, Inc.; together with other prescription, as well as over-the-counter, laxatives used as first line therapy for OIC.
•For AZEDRA, while there are currently no other FDA approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, our competitors include developers of anticancer treatments currently used, but not specifically FDA approved for treatment of malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.
The markets into which any of our product candidates would be launched, if approved, are also highly competitive and continually evolving.
•For PNT2002 and 1095, our principal competitors in the field of mCRPC for radiopharmaceutical therapeutics may include Novartis AG; Telix Pharmaceuticals Limited; Curium and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
•For PNT2003, our principal competitor may include Novartis AG.
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

Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2022, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), the Australian Nuclear Science and Technology Organisation (“ANSTO”) and NTP Radioisotopes (“NTP”), which, in the aggregate, accounted for approximately 11.9% of our total purchases.
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
Our agreement with NTP (the “NTP Agreement”), with NTP acting for itself and on behalf of its subcontractor ANSTO, specifies our percentage purchase requirements and unit pricing, and provides for the supply of Mo-99 derived from LEU targets from NTP and ANSTO. The NTP Agreement allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The NTP Agreement expires on December 31, 2024.
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
To augment our current supply of Mo-99, we have a strategic arrangement with SHINE Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, entered into in November 2014, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2024. The term of this arrangement provides for three years of supply of Mo-99. However, we cannot assure you that SHINE will be able to produce commercial quantities of Mo-99 for our business, or that SHINE, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
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
Iodine 131

Iodine 131 is also a by-product of the Mo-99 production process, and it is the active radioisotope ingredient in both AZEDRA and 1095. We receive Iodine 131 from IRE in Belgium and NTP in South Africa. We use Iodine 131 at our Somerset facility to manufacture and produce AZEDRA. We also rely on Center for Probe Development and Commercialization (“CPDC”) in Canada for our clinical supply requirements for 1095. CPDC sources Iodine 131 from IRE in Belgium and NTP in South Africa.
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
Manufacturing
The commercial manufacture of PYLARIFY required us to create a field-based network of specialized PMFs with radioisotope-producing cyclotrons. The radioisotope used in PYLARIFY is F 18, which has a 110 minute half-life, requiring that this agent be manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Because each of the PMFs manufacturing PYLARIFY is deemed by the FDA to be a separate manufacturing site, each requires separate FDA approval. Flurpiridaz, if approved by the FDA, will have a manufacturing and PMF approval process similar to PYLARIFY.
We have a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. DEFINITY manufactured at this facility became commercially available on February 23, 2022. We believe this investment will allow us to better manage DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy.
We also manufacture TechneLite on a highly automated production line and we process and finish Xenon on a hot cell line at our North Billerica, Massachusetts facility. We also operate a manufacturing facility at Somerset, NJ, using a hot cell line for AZEDRA. During 2021, we increased the manufacturing staff at our Somerset facility to help maintain an adequate supply of AZEDRA. We also began constructing an additional manufacturing suite at Somerset which, if approved by the FDA, could provide redundancy for AZEDRA manufacturing as well as increased overall future capacity for 1095, if approved by the FDA or other iodine-based products.
We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. We believe that our substantial capital investments in our highly automated generator production line and our other manufacturing assets, which we have made over the years, and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials and operations in a highly regulated environment, create significant and sustainable competitive advantages for us.
In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third party contract manufacturing organizations, and in certain instances, we rely on them for sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, the key raw materials used in those products are first sent to our North Billerica, Massachusetts facility, where we test them prior to the third party manufacturing of the final product. For many of our products, after the final products are manufactured, they are sent back to us for final quality control testing, and then we ship them to our customers. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports the just-in-time manufacturing model at our manufacturing facilities.
Manufacturing and Supply Arrangements
We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:
•PYLARIFY—We have entered into commercial supply agreements with different PMF networks. Our agreements with our PMF networks allow for the termination upon the occurrence of specified events, including material breach or bankruptcy by either party, and have various termination dates generally terminating between 2025 to 2027 and subject to renewal provisions.

•DEFINITY, CARDIOLITE and NEUROLITE—In February 2022, we entered into a new Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY, CARDIOLITE, NEUROLITE and evacuation vials. The new agreement, which superseded all of our prior agreements with JHS for those products, expires on December 31, 2027, and can be renewed upon mutual consent. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to order from JHS a specified minimum percentage of our requirements for DEFINITY and fixed quantities of CARDIOLITE and NEUROLITE each year during the contract term. Based on our current projections, we believe that we will have sufficient supply of DEFINITY from JHS and our in-house manufacturing facility and sufficient supply of CARDIOLITE and NEUROLITE products from JHS to meet expected demand.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our manufacturing and supply relationships.
Intellectual Property
Patents, trademarks and other intellectual property rights, both in the U.S. and foreign countries, are very important to our business. We also rely on trade secrets, manufacturing know-how, technological innovations, licensing agreements and confidentiality agreements to maintain and improve our competitive position. We review third party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others. Our ability to enforce, defend and protect our intellectual property rights may be limited in certain countries outside the U.S., which could make it easier for competitors to capture market position in those countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce or defend our intellectual property rights or our freedom to operate, our competitiveness could be impaired, which would limit our growth and future revenue.
Trademarks, Service Marks and Trade Names
We own various trademarks, service marks and trade names, including, among others, PYLARIFY, DEFINITY, AZEDRA and Find.Fight.Follow. We have generally registered these trademarks, as well as others, in the U.S. and/or numerous foreign jurisdictions.
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
We have patent protection on certain of our commercial products and clinical development candidates. We typically seek patent protection in major markets around the world, including, among others, the U.S., Canada, Western Europe, Asia, Central America and South America. All patent terms described below are presented without giving effect to any applicable patent term adjustments or regulatory extensions.
PYLARIFY - We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have four Orange Book-listed patents, including composition of matter patents, the last of which expire in 2037. Outside of the U.S., we have, and are currently pursuing, additional PYLARIFY patents to obtain similar patent protection as in the U.S.
DEFINITY - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method of use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.

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
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an Applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the Applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the Applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an Applicant in March 2023 and the full 30-month stay were obtained, then the Applicant would be precluded from commercialization until at least September 2025. If we received a Notice some number of months in the future and the full 30-month stay were obtained, the commercialization date would roll forward in the future by the same number of months. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical studies may be required.
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
PYLARIFY AI - U.S. Patents and pending patent applications worldwide relating to automated medical image analysis, have expiration ranging from 2037 to 2041.
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
Progenics has entered into four separate settlement agreements that have granted non-exclusive limited licenses with respect to certain RELISTOR subcutaneous injection applications. The non-exclusive limited licenses with three parties are currently effective on January 1, 2028 and the fourth non-exclusive limited license is currently effective on July 1, 2028, in each case, subject to potential acceleration clauses in those agreements. Four Canadian patents (two expiring in 2024, one in 2027 and one in 2029) have been listed with Health Canada relating to subcutaneous RELISTOR.
AZEDRA - The AZEDRA technology patent family was licensed from the University of Western Ontario (“UWO”). While certain of those patents, and associated license, have already expired, a patent relating to alternative approaches for preparing AZEDRA (not currently implemented) expires worldwide in 2024. In addition, we own patents and pending applications worldwide for precursors, pharmaceutical compositions, kits, and manufacturing improvements, including in the U.S. a manufacturing method expiring in 2035.
aBSI - We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in the U.S. in 2032 and outside of the U.S. in 2028. Further, we own a U.S. patent and have patent applications that are pending in the U.S. and worldwide relating to aBSI improvements, which have expiration ranging from 2040 to 2041.

flurpiridaz - We own patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing, including in the U.S. a composition of matter patent expiring in 2026, a formulation patent expiring in 2032, a method of use patent expiring in 2028, and manufacturing-related patents expiring in 2031 and 2033, and various patent applications, some of which, if granted, will expire in 2033.
PNT-2002 - We exclusively license granted U.S. patents and pending U.S. patent applications as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use and manufacturing of PNT-2002. The granted U.S. patents expire in 2041.
PNT-2003 - We exclusively license pending U.S. patent applications as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use and manufacturing of PNT-2003 which, if granted, would expire in 2041.
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
In addition, we license third party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. Some of these licenses are material to our business – for example, the licenses on the PYLARIFY patent family from Johns Hopkins University (“JHU”).
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
Regulations are subject to change as a result of legislative, administrative or judicial action, which may also increase our costs or reduce sales or otherwise adversely impact our products. For example, on April 16, 2021 in the case Genus Medical Technologies LLC v. Food and Drug Administration, the U.S. Court of Appeals for the D.C. Circuit held that a product (other than a combination product) that meets the definitions of both “drug” and “device” under the FDCA must be regulated as a device. On August 9, 2021, the FDA announced that, as part of its implementation of this court decision, the FDA intended to regulate products that meet both the device and drug definition as devices, except where Congress intended a different classification. The FDA further indicated that it intended to bring previously classified products into line with the court decision and would reexamine whether individual imaging agents meet the device definition, which raised uncertainty as to how our some of our products would be regulated. Congress subsequently resolved this issue when it passed the Consolidated Appropriations Act of 2023, which amended the FDCA by adding a provision that deemed any contrast agent or radioactive drug to be a drug.
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
Reimbursement
The successful commercialization of our products is also subject to the availability of appropriate third-party coding, coverage and payment for our customers. Third-party payors in the U.S. include private payors, including managed care providers, and State and Federal healthcare programs, such as Medicare and Medicaid. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Coverage of a product does not ensure there will be an appropriate reimbursement amount for such product and the process to ensure appropriate reimbursement is outside our control. For private payors, coverage and reimbursement of our products vary from private payor to private payor. Many private payors, such as managed care providers, manage access to products, and may use medical policies (which may include specific coverage requirements such as prior authorization, re-authorization and achieving performance metrics under value-based contracts) to control utilization. Exclusion from or restriction in coverage can reduce product use. For government payors, we participate, as required, in the Medicaid drug rebate program, the Federal Supply Schedule (FSS) and the Public Health Service Act 340B program, which each require discounts for participation and may be subject to change. For Medicare, reimbursement to customers for our products is generally established through the rulemaking process or in discussion with Medicare Administrative Contractors (MACs). We have ongoing conversations with third-party payors to advocate for appropriate coding, coverage and payment for our portfolio of products.
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
PYLARIFY has received pass-through status effective January 1, 2022 through December 31, 2024, thereby providing separate reimbursement to customers using PYLARIFY in the hospital outpatient setting during this specified period. The reimbursement rate for PYLARIFY was initially based on the wholesale acquisition cost (WAC) plus three percent until ASP could be established. In 2022, CMS established an ASP for PYLARIFY and reimbursed at a rate equal to ASP plus an add-on percentage that varied throughout the year.
PYLARIFY has been assigned Healthcare Common Procedure Coding System code A9595 (piflufolastat F 18, diagnostic, 1 millicurie) for identification in claims and can be used by both public and private payors. Under existing Medicare policy for the hospital outpatient setting of care, non-pass-through diagnostic radiopharmaceuticals are not separately paid and are instead packaged into payment for the underlying procedure. Therapeutic radiopharmaceuticals are paid separately by Medicare OPPS regardless of pass-through status. We plan to continue our advocacy efforts with CMS and private insurers so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of pass-through status. We are also supporting trade associations in their efforts to have Congress pass the Facilitating Innovative Nuclear Diagnostics (FIND) Act, which would allow for separate payment for certain diagnostic radiopharmaceuticals, including PYLARIFY, similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals instead of under the current TPT structure of a separate payment that is limited to three years.

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
The Healthcare Reform Act has been subject to political and judicial challenges, but it has generally withstood such challenges, and the main provisions of the Healthcare Reform Act remain in effect. More recently, Congress enacted the Inflation Reduction Act of 2022 (the “IRA”) which significantly impacts the pharmaceutical industry. Among other provisions, the IRA authorizes Medicare to negotiate pricing for the highest Medicare-spend drugs, as determined by their Medicare Part B and D spend, that have been on the market for an extended period of time without market competition. Although the IRA provides for a limited number of categorical exclusions from Medicare negotiation, radiopharmaceuticals are not among those categorical exclusions. CMS plans to begin implementing the first year of Medicare negotiation, which will be restricted to Part D drugs, starting in calendar years 2026 and 2027. We are currently focused on drugs that are covered under Part B, therefore we do not expect the Part D benefit redesign to have an impact on our portfolio. Part B drugs will be considered for Medicare negotiation beginning in calendar year 2028, and CMS will begin the process of identifying Part B drugs for negotiation as early as calendar year 2026. We are monitoring the implementation of the IRA to determine what impact, if any, this would have on our current products and product candidates in development.
The IRA also introduces rebate obligations for manufacturers of Part B and D drugs that take price increases which exceed the rate of inflation, similar to the longstanding Medicaid inflation rebates. Under these new Medicare inflation rebates, each Part B and D single-source drug/biological and biosimilar will have an “inflation adjusted” payment amount calculated by CMS. If the manufacturer’s price increases for the relevant product exceeds the inflation adjusted payment amount, as trended forward by the rate of inflation, the manufacturer will be required to reimburse Medicare the difference between what Medicare paid for the product and what it would have paid based on the inflation adjusted payment amount.
Recent state legislative efforts seek to address drug costs and generally have focused on increasing transparency around drug costs or limiting drug prices. Some of those efforts have been subject to legal challenge.
General legislative cost control measures may also affect reimbursement for our products or services provided with our products. The Budget Control Act, as amended by the Bipartisan Budget Act of 2019, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers beginning in 2013 and will remain in effect through fiscal year 2030 unless additional Congressional action is taken. The imposition of the 2% payment adjustment had been suspended through March 31, 2022 and went into effect as of April 1, 2022. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business results of operations, financial condition and cash flows.

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
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts campus, which includes our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in Somerset, NJ where we must also maintain a number of environmental permits and nuclear licenses. We store low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits. As of December 31, 2022, we currently estimate the D&D cost of all of our manufacturing sites (excluding our Puerto Rico radiopharmacy, which we sold on January 29, 2021) to be approximately $25.1 million. As of December 31, 2022 and 2021, we have a liability of approximately $22.5 million and $20.8 million, respectively associated with our asset retirement obligations. We currently provide this financial assurance in the form of surety bonds.

We also actively monitor and seek to reduce our solid waste, energy and water usage, waste water discharge and greenhouse gas emissions. We generally contract with third parties for the disposal of wastes generated by our operations. In 2020, we developed a stormwater management operations and maintenance plan to minimize stormwater pollution from high impact activities. Improvements we made include (i) the regular inspection and cleaning of catch basins and piping to reduce sediment and debris wash out to adjacent wetlands; (ii) increasing street and parking lot cleaning to reduce pollutant run off; (iii) updating our snow removal plan at our North Billerica campus to reduce the impact to adjacent wetlands; and (iv) using salt brine as a pretreatment for winter storms to reduce the amount of salt use and run off.
With respect to sustainability, in 2020, we developed a mechanism to track and monitor our energy use, water use and waste generation. We use an Energy Star Portfolio Manager to track energy and water use that we believe will help us calculate associated greenhouse gas emissions and compare the performance of buildings on our North Billerica campus against a yearly baseline, national medians, and other similar buildings. We have expanded our tracking and monitoring of energy use, water use and waste generation to include our Somerset, NJ facility.
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
Human Capital Management
As of December 31, 2022, we had 698 employees, of which 672 were located in the U.S. and 26 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
Diversity, Inclusion, Ethics and Compliance
We believe that supporting our local community and instilling a diverse, inclusive, ethical and compliant culture makes us an employer of choice, allows us to maintain good standing with the regulatory authorities and our customers, and benefits our stockholders in the long run.
We have a female Chief Executive Officer, over half of our Vice Presidents and above are women, and approximately 50% of our employees are women. We continue to strive to improve our diversity and inclusion with a strategic emphasis beyond gender, and we require recruiters working with us to present diversity candidates. We also sponsor two Employee Resource Groups (“ERGs”), the Lantheus Diversity Connection ERG and the Women Leaders of Lantheus ERG.
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
During 2022, we developed “Workplace of the Future” guidelines that were designed to address how workplaces have changed coming out of the COVID-19 pandemic. The goal of the guidelines was to create a connected and engaged employee environment that balances the need for in-person interaction with the need to be flexible and collaborative across different locations and ways of working.
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
Risks Related to Our Portfolio of Commercial Products
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) the ability of PMFs to manufacture PYLARIFY to meet product demand, (B) our ability to sell PYLARIFY to customers, (C) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, (D) our ability to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development, and (E) our ability to obtain FDA approval for additional PMFs to manufacture PYLARIFY.
The commercial launch of PYLARIFY was complex. To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2023 and can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our future business, results of operations, financial condition and cash flows could be adversely affected.
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
Obtaining adequate coding, coverage and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/CT imaging procedures. We received notification that our HCPCS code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted TPT Status for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always adequately cover the total cost of the procedure. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure. In addition, if other government payors or private payors do not provide adequate reimbursement for the use of PYLARIFY, our future business, results of operations, financial condition and cash flows could be adversely affected. We plan to continue our advocacy efforts with CMS and private insurers so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of pass-through status and we are also supporting trade associations in their efforts to have Congress pass the Facilitating Innovative Nuclear Diagnostics (FIND) Act, which would allow for separate payment for certain diagnostic radiopharmaceuticals, including PYLARIFY, similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals instead of under the current TPT structure of a separate payment that is limited to three years, however, we can give no assurances that we will be successful in those efforts.
The successful growth of PYLARIFY is also dependent on our ability to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY currently competes with two commercially available Ga-68-based PSMA PET imaging agents from Telix Pharmaceuticals Limited and Novartis AG, as well as other non-PSMA PET imaging agents. We also face potential competition from an F 18 PSMA PET imaging agent for which Bracco is currently seeking FDA approval, which we believe could be granted by the FDA in 2023. To the extent we lose market share to existing or future competitors (including during any period of time in which our TPT Status has expired but TPT Status for a later-approved competitive product still exists), such loss of market share could have an adverse impact on our future business, results of operations, financial condition and cash flows. Moreover, because we are still early in the commercialization of PYLARIFY, we can give no assurance as to how clinical practice may evolve or our ultimate market penetration or market share.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics. For example, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy that increases the total addressable market in the U.S. by an additional 30,000 new scans per year for patients with mCRPC. However, the prescribing information for PLUVICTO specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with PLUVICTO. While we note that FDA-approved labels for F 18 based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that the Novartis prostate cancer trials using PYLARIFY will be successful, that the PLUVICTO prescribing information will be expanded to incorporate F 18 based PSMA PET imaging agents like PYLARIFY, or how clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications, such lack of success could have an adverse impact on our future business, results of operations, financial condition and cash flows.

In addition to the 30,000 new scans per year for patients with mCRPC, we believe the market potential for PSMA PET imaging agents in the U.S. could also include up to 125,000 scans for patients with intermediate, unfavorable or high/very high risk of suspected metastases of prostate cancer and 195,000 scans for patients with suspected recurrence of prostate cancer. However, we can give no assurance as to how clinical practice may continue to evolve or our ultimate market penetration.
The near-term growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of competition from other existing echocardiography agents and potential generic competitors.
The growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. DEFINITY currently competes with ultrasound enhancing agents produced by GE Healthcare and Bracco Diagnostics, Inc. (“Bracco”), as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we have six Orange Book-listed method of use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2023 and 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents that expire in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID, which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
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
As part of our microbubble franchise strategy, (i) we have developed and received FDA approval for DEFINITY RT, a modified formulation of DEFINITY, (ii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and ultrasound enhancing agent imaging generally such as our strategic arrangements with Cerevast, CarThera, Insightec, AHN and SonoThera, and (iii) we have constructed a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. However, we can give no assurance that our microbubble franchise strategy will be successful or that the modified formulation, new applications or new manufacturing capabilities will grow our microbubble franchise.

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
Our dependence upon third parties for the manufacture and supply of a substantial portion of our products and certain key components and raw materials and upon our in-house manufacturing for DEFINITY could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations and decreased revenues.
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
In addition to the products described above, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the specially designed chemistry synthesis boxes and consumables used in the manufacturing of PYLARIFY, the lipid blend material and perflutren gas used in the manufacturing of DEFINITY and the lead casing for our TechneLite generators). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control.
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
In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. We also constructed a specialized in-house manufacturing facility at our North Billerica, Massachusetts campus for purposes of producing DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. This project should deliver supply chain redundancy for our current portfolio and the opportunity for margin expansion. However, we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before new sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health, technical capabilities or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Our agreement with NTP, acting for itself and on behalf of its subcontractor ANSTO, expires on December 31, 2024.
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
We announced in November 2021 that PYLARIFY AI, our FDA-cleared medical device software, was commercially available in the United States. Our ability to successfully launch PYLARIFY AI as a commercial product depends in part on, among other things:
•the market receptivity to PYLARIFY AI as a new digital application for quantitative assessment of PSMA PET/CT images in prostate cancer;
•our ability, and our distributors’ abilities, to secure customers’ internal approvals and sell and deploy PYLARIFY AI at customer locations;
•interruptions or performance problems associated with our digital application, including a service outage; and
•a network or data security incident that allows unauthorized access to our network or data or our customers’ data.
Although we believe that PYLARIFY AI when used with PYLARIFY will provide us an important competitive advantage in a highly competitive PET PSMA diagnostic imaging agent market, we can give no assurances to that effect.
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
Because of these issues, we can give no assurance that AZEDRA will become a commercial success. After increased experience administering AZEDRA, clinicians may conclude that the complexity of administration and/or safety concerns with using a highly radioactive therapeutic agent may not justify AZEDRA’s perceived clinical benefits. AZEDRA’s eligibility for new technology add-on payments (NTAP) under the Medicare Hospital Inpatient Prospective Payment System (IPPS) expired September 30, 2022. If post-

pass-through payment levels impact market acceptance for AZEDRA, the drug may not generate enough revenue to make it economically viable. In addition, the market may react negatively to the high cost of AZEDRA, which could result in negative publicity and potentially reputational harm to us. Further, to the extent new Federal restrictions relating to drug pricing are implemented and apply to AZEDRA, the additional pricing pressure could further limit AZEDRA’s economic viability.
If AZEDRA is determined to be challenging to administer, not economically viable or we are unable to successfully commercialize it, our business, results of operations, financial condition and cash flows could be adversely affected.
We may not be able to maintain Orphan Drug exclusivity for AZEDRA and, even if we do, that exclusivity may not prevent the FDA from approving competing products.
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
At the facility on our North Billerica, Massachusetts campus, we manufacture TechneLite on a highly automated production line. At the facility on our Somerset, New Jersey site, we manufacture AZEDRA on a hot cell line. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we experience an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at our facilities or establish additional or replacement sources for certain products, components or materials.
In addition, because a number of our radiopharmaceutical products, including PYLARIFY, our TechneLite generators, and AZEDRA, rely on radioisotopes with limited half-lives, we or our partners must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of decay. For example, the radioisotope used in PYLARIFY is F 18, which has a 110 minute half-life, requiring that this product be manufactured and distributed within the same day to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Similarly, with respect to our TechneLite generators, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of that same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.

In the U.S., we are heavily dependent on a few large customers to generate a majority of our revenues for our single-photon emission computerized tomography (SPECT) nuclear medical imaging products in our Precision Diagnostic product category. For PYLARIFY, we depend in part on some of our PMF partners to generate sales and collect revenue. Outside of the U.S., we rely primarily on distributors to generate a substantial portion of our revenue.
In the U.S., we have historically relied on a limited number of radiopharmacy customers, primarily Cardinal, RLS, UPPI, PharmaLogic and Jubilant Radiopharma, to purchase our nuclear imaging products in our Precision Diagnostic product category. Among the existing radiopharmacies in the U.S., continued consolidations, divestitures and reorganizations may have a negative effect on our business, results of operations, financial condition and cash flows. Our contractual arrangements with these radiopharmacy customers generally specify pricing levels and requirements to purchase minimum percentages of certain products during certain periods. The agreements generally may be terminated upon the occurrence of specified events, including a material breach by the other party and certain force majeure events. If these contracts are terminated prior to the expiration of their term, or are not renewed, or are renewed on terms that are less favorable to us, then such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
For PYLARIFY, we depend in part on some of our PMF partners to generate sales and collect revenue. To the extent our PMF partners are unsuccessful in generating sales or in collecting revenue, such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We also continue to experience significant pricing pressures from our competitors, large customers and group purchasing organizations, and any significant, additional pricing pressures could lead to a reduction in revenue which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:
•For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited and Novartis AG, and may in the future include an F 18 PSMA PET imaging agent that Bracco has in late stage clinical development, which we believe could be approved by the FDA for commercialization later in 2023. In addition, the University of California, San Francisco and the University of California, Los Angeles have approved NDAs for a Ga-68 PSMA-11 injection for PSMA PET imaging, which we believe will primarily be used within their hospital systems.
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, as well as other competitors, including NorthStar Medical Radioisotopes, LLC and potentially BWXT Medical Ltd.
•For RELISTOR, our principal competitors include RedHill Biopharma Inc., in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; and BioDelivery Sciences International, Inc.; together with other prescription, as well as over-the-counter, laxatives used as first line therapy for OIC.
•For AZEDRA, there are currently no FDA approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, our competitors include developers of anticancer treatments currently used, but not specifically FDA approved for treatment of malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.
•For PNT2002 and 1095, our principal competitors in the field of radiopharmaceutical therapeutics for mCRPC may include Novartis AG; Telix Pharmaceuticals Limited; Curium and Bayer HealthCare Pharmaceuticals Inc., each of which have product candidates in development.
•For PNT2003, our principal competitor may include Novartis AG.

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
DEFINITY is an ultrasound enhancing agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound enhancing agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the ultrasound enhancing agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound enhancing agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound enhancing agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Further, in January 2017, the FDA approved an additional modification to the DEFINITY label, removing the contraindication statement related to use in patients with a known or suspected cardiac shunt. Bracco’s ultrasound enhancing agent, Lumason, has substantially similar safety labeling as DEFINITY and Optison. In April 2021, after reviewing certain adverse events that occurred in patients with a prior history of allergic reactions to polyethylene glycol (“PEG”), an inactive excipient in both DEFINITY and Lumason, the FDA and the marketing authorization holders of these products agreed to an additional contraindication for use of these products, including advising clinicians to assess patients for prior PEG hypersensitivity before administering these products. If additional safety issues arise (not only with DEFINITY but also potentially with Optison and Lumason), this may result in unfavorable changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.
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
For example, effective January 1, 2022, the CMS granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always cover the total cost of the procedure. The Company can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover a PYLARIFY PET/CT imaging procedure.
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
In the physician office and free-standing imaging facility setting, services provided using our products are reimbursed under the Medicare physician fee schedule. Payment rates under the Medicare physician fee schedule are regularly subject to updates to effectuate various policy goals of CMS and Congress. For example, in 2022, CMS reduced Medicare fee schedule payments rates in the agency’s final rulemaking, while a larger cut was put forth in the proposed rulemaking earlier that year. For 2023, CMS had finalized a reduction in the Medicare fee schedule payments rates, which was revised by Congress, pursuant to the Consolidated Appropriations Act, 2023, to a lesser reduction. Additionally, since 2019, fee schedule payments have been adjusted for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). From 2019 through payment year 2024, physicians may be eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The ongoing and future impact of these changes cannot be determined at this time.
We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS payment policy is such that the use of many of our products are not separately payable by Medicare, although certain new drug products are eligible for separate (incremental) payment for the first three years after approval. Although Medicare generally does not provide separate payment to hospitals for the use of diagnostic radiopharmaceuticals administered in an outpatient setting, since 2013, CMS has had a policy to make a nominal additional payment ($10) to hospitals that utilize products with non-HEU, meaning the product is 95% derived from non-HEU sources. This payment policy continues in 2023. Although some of our TechneLite generators are manufactured using non-HEU, not all of our TechneLite generators currently meet CMS’s definition of non-HEU, and therefore this payment is not available for doses produced by the latter category of TechneLite generators used by our customers. Changes to the Medicare hospital outpatient prospective payment system payment rates, including reductions implemented for certain hospital outpatient sites, could influence the decisions by hospital outpatient physicians to perform procedures that involve our products.

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
We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used. Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2022 Physician Fee Schedule Final Rule, CMS delayed the start of these claims denials until the later of January 1, 2023, or the January 1st that follows the declared end of the Public Health Emergency for COVID–19. In 2022, CMS published on its website that it was unable to forecast when the payment penalty phase would begin, and CMS did not address the AUC delay in the CY 2023 Physician Fee Schedule Final Rule. To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows would be adversely affected.
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
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through fiscal year 2030. The imposition of the 2% payment adjustment had been suspended through March 31, 2022 and went into effect as of April 1, 2022. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense. In connection with the launch and continued growth of PYLARIFY, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. Although we were successful in hiring and onboarding those employees and we have not had any material difficulty in the past in hiring or retaining qualified personnel, if we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel, prolonged remote working conditions due to the COVID-19 pandemic, or insufficient financial resources, then our growth may be limited and it could have a material adverse effect on our business.
The COVID-19 pandemic had, and could continue to have, a material impact on our business, results of operation and financial condition, operating results, cash flows and prospects.
The global COVID-19 pandemic had, and could still have, a future negative impact on our business, particularly if there are additional resurgences as a result of new variants of the virus that further increase its communicability or its impact on certain populations, geographic regions and the healthcare system, including elective procedures and hospital access. In addition, our business has been impacted by hospital staffing challenges and a decline in the volume of certain procedures and treatments using our products.
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
•Delays in our ability, and the ability of our contract research organizations and development partners to conduct, enroll and complete clinical development programs;
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
•A reduction in revenue with continued incurrence of high fixed costs relating to our already-existing, complex and expensive radiopharmaceutical manufacturing facility could adversely affect our cash flows, liquidity and ability to comply with the financial covenants in our 2022 Facility;
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
Even after giving effect to the POINT License Agreements (as defined below), we are continuing to seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future acquisitions or in-licenses, however, may entail numerous operational and financial risks, including:
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
Our operations use hazardous materials and produce hazardous wastes, including radioactive, chemical and, in certain circumstances, biological materials and wastes. We are subject to a variety of federal, state and local laws and regulations as well as non-U.S. laws and regulations relating to the transport, use, handling, storage, exposure to and disposal of these materials and wastes. Environmental laws and regulations are complex, change frequently and have generally become more stringent over time. We are required to obtain, maintain and renew various environmental permits and nuclear licenses. Although we believe that our safety procedures for transporting, using, handling, storing and disposing of, and limiting exposure to, these materials and wastes comply in all material respects with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury cannot be eliminated. We place a high priority on these safety procedures and seek to limit any inherent risks. We generally contract with third parties for the disposal of wastes generated by our operations. We store low level radioactive waste at our facility and dispose of the materials in accordance with applicable laws and regulations. A majority of our low level radioactive waste is held to decay until materials are no longer considered radioactive. Although we believe we have complied in all material respects with all applicable environmental, health and safety laws and regulations, we cannot assure you that we have been or will be in compliance with all such laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.
We previously leased a small portion of our North Billerica, Massachusetts campus to PerkinElmer for the manufacturing, finishing and packaging of certain radioisotopes, including Strontium-90, which has physical characteristics that make it more challenging to work with and dispose of than our own commercial radioisotopes, including a much longer half-life. PerkinElmer decommissioned its space and vacated the premises as of December 30, 2021. We are fully indemnified by PerkinElmer under our lease for any property damage or personal injury resulting from their activities in our facility. If any release or excursion of radioactive materials took place from their leased space that resulted in property damage or personal injury, the indemnification obligations were not honored, and we were forced to cover any related remediation, clean-up or other expenses, depending on the magnitude, the cost of such remediation, clean-up or other expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that any pending trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to re-brand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
For the year ended December 31, 2022, we derived approximately 3.6% of our revenues and sourced approximately 17.5% of our costs of goods sold outside of the fifty United States. Accordingly, our business is subject to risks associated with doing business internationally, including:
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
As of December 31, 2022, we had U.S. federal income tax loss carryforwards of $338.4 million, $200.4 million of which will expire between 2024 and 2037, $138.0 million of which can be carried forward indefinitely, and state income tax loss carryforwards of $11.6 million, tax-effected. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal and state income tax liabilities if our future income is not sufficient to absorb the losses, or if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
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
Risks Related to our and our Strategic Partners’ Portfolios of Clinical Development Candidates
We may not, or may take longer to, realize the expected benefits and opportunities related to, the POINT License Agreements.
On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products. We, along with our counterparty in the POINT License Agreements, may not be able to meet expected or planned regulatory milestones and timelines due to a number of factors, including, with respect to PNT2003, potential litigation under the Hatch-Waxman Act that could impose a stay on FDA approval of up to 30 months. Even if the licensed products are suitable for commercialization in a timely manner, we may not achieve the expected revenues from the sale of such products, and our revenue, ability to achieve profitability and return on investment may be adversely affected.
In addition, we are dependent on POINT to fund and complete its Phase 3 clinical trial, with respect to PNT2002, and to facilitate completion of its ongoing study, with respect to PNT2003. We are also dependent on POINT to develop commercial product capacity and manufacture clinical and commercial supply for both PNT2002 and PNT2003.
Disagreements with the counterparty in the POINT License Agreements over proprietary rights, contract interpretation or the preferred course of product research, development or marketing, might cause delays in performance of the POINT License Agreements or termination of the POINT License Agreements, or might result in litigation or arbitration, which could be time-consuming and expensive.
In spite of our efforts, if we fail to comply with our obligations under the POINT License Agreements, the counterparty in the POINT License Agreements may conclude that we have materially breached and may terminate one or both of the POINT License Agreements, in which event we may lose our rights to develop and market PNT2002 and PNT2003 or incur liability for damages.
Any of the foregoing risks could materially and adversely affect our business, results of operations and prospects and the trading price of our common stock.
The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.
We currently have clinical development programs in the U.S., including those related to PNT2002 and PNT2003, and are exploring additional lifecycle management opportunities for some of our current products. We also have a number of strategic partnerships relating to obtaining additional indications for existing commercial products or regulatory approval for clinical development candidates. To obtain regulatory approval for these agents in the indications being pursued, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an agent to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a clinical trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources.

Our products in development are also subject to the risks of failure inherent in drug development, drug testing and regulatory approval. The results of preliminary studies do not necessarily predict clinical success, and larger and later stage clinical trials may not produce the same results as earlier stage trials. Sometimes, products that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Agents in later stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our products in development may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. Depending on the regulatory pathway selected for drug approval, such as by filing an ANDA or Section 505(b)(2) NDA that requires sending notice to the innovator of a drug, regulatory approval may also be delayed by litigation brought under the Hatch-Waxman Act. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our products in development are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.
We are not permitted to market our products in development in the U.S. or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our products in development. The NDA must include extensive nonclinical and clinical data and supporting information to establish the product’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. In some instances, products in development may also be approved by filing an ANDA or Section 505(b)(2) NDA with the FDA (as further described in Part I, Item 1. “Business—Regulatory Matters—Hatch-Waxman Act.”); provided, however, that seeking regulatory approval under such pathways may subject the product candidate to delays caused by litigation brought by an innovator of similar drugs under the Hatch-Waxman Act. Markets outside of the U.S. also have requirements for approval of products with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.
We can give no assurance that Curium will be successful with approval and commercialization of piflufolastat F 18 in Europe.
We have licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of piflufolastat F 18 in Europe, and we are entitled to double-digit royalties on net sales of piflufolastat F 18. In June 2022, Curium announced that it had submitted its marketing authorization application to the EMA seeking approval for piflufolastat F 18 in Europe. We cannot assure that the EMA will approve piflufolastat F 18 in Europe or that Curium will be successful in commercializing it in Europe. Any failure or significant delay in receiving regulatory approval for the sale of piflufolastat F 18 in Europe may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales.
We can give no assurance that GE Healthcare will be successful with the further clinical development of flurpiridaz.
In May 2015, we announced complete results from the first of two planned Phase 3 clinical trials for flurpiridaz. Although the development candidate appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, flurpiridaz did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. In April 2017, we entered into the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz. Under the License Agreement, GE Healthcare agreed, among other things, to complete the worldwide development of flurpiridaz by conducting a second Phase 3 trial and pursue worldwide regulatory approvals. In September 2022, we announced with GE Healthcare that the second Phase 3 clinical trial had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting CAD. The findings, shared at an American Society of Nuclear Cardiology conference, also demonstrated that cardiac PET imaging with flurpiridaz had higher diagnostic efficacy and image quality in patients with suspected CAD, compared with SPECT MPI, the predominant procedure currently used in nuclear cardiology. Notwithstanding these findings, we cannot assure that any of the data generated in either our or GE Healthcare’s sponsored Phase 3 study will be sufficient to support an NDA approval, that GE Healthcare will only have to conduct the one additional Phase 3 clinical study prior to filing an NDA, or that flurpiridaz will ever be approved as a PET MPI imaging agent by the FDA. Any failure or significant delay in completing additional clinical trials for flurpiridaz or in receiving regulatory approval for the sale of flurpiridaz may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales.
Even if clinical development candidates receive regulatory approval, we can give no assurance that they can be successfully commercialized.
Even if our clinical development candidates proceed through their clinical trials and ultimately receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. For example, the manufacturing, marketing and distribution of a radiopharmaceutical like flurpiridaz will require the creation of a field-based network of specialized PET manufacturing facilities, or PMFs, with radioisotope-producing cyclotrons, similar to what we created for PYLARIFY, and will need to be manufactured and distributed rapidly to end-users.
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
In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with Curium on piflufolastat F 18 in Europe, GE Healthcare on flurpiridaz and POINT on PNT2002 and PNT2003, we have other collaborations to develop and commercialize products. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.
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
Many of our products or product candidates incorporate rights licensed by third parties -- for example, we license patent rights on PYLARIFY from JHU and on PNT2002 and PNT2003 from POINT. We could lose the rights to develop or commercialize these products and product candidates if the related license agreement is terminated due to a breach by us or otherwise. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our license agreements. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products. This loss could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Our Capital Structure
The conditional conversion feature of the 2.625% Convertible Senior Notes due 2027, if triggered, may adversely affect our financial condition and operating results.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which included $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the

“Indenture”), among Holdings, LMI, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as Trustee. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash and by paying or delivering, at our election, cash, shares of our common stock, or a combination of cash and shares, with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we expect to continue to grant equity awards to directors, officers and employees under our equity incentive plans. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
Repurchases by us of our common stock may affect the value of our common stock.
In December 2022, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances. We used approximately $75.0 million of the net proceeds from Notes to repurchase shares of our common stock from purchasers of Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The purchase price per share of the common stock repurchased in such transactions was equal to the closing sale price per share of our common stock on December 5, 2022, which was $56.01 per share. Following this initial repurchase, we may from time to time repurchase additional shares of our common stock. Such repurchases could increase, or prevent a decrease in, the market price of our common stock.
We have indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2022, we had approximately $575.0 million of total principal indebtedness remaining under the Notes and availability of $350.0 million under our five-year revolving credit facility (the “2022 Revolving Facility”). Our indebtedness and any future indebtedness we incur could:
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
In addition, our level of indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital, capital expenditures and general corporate purposes. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside our control.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the 2022 Revolving Facility. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage could intensify. In addition, the 2022 Revolving Facility will not prevent us from incurring obligations that do not constitute indebtedness under the agreements.
Our 2022 Revolving Facility contains restrictions that will limit our flexibility in operating our business.
Our 2022 Revolving Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:
•Maintain net leverage above certain specified levels;
•Maintain interest coverage below certain specified levels;
•Incur additional debt;
•Pay dividends or make other distributions;
•Redeem stock;
•Issue stock of subsidiaries;
•Make certain investments;
•Create liens;
•Enter into transactions with affiliates; and
•Merge, consolidate or transfer all or substantially all of our assets.
A breach of any of these covenants could result in a default under the 2022 Revolving Facility. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.
U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing, including interest rate fluctuations based on macroeconomic conditions that are beyond our control.
During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing or repaying our 2022 Facility could be higher than under our current 2022 Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our 2022 Facility has variable interest rates. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

Our stock price could fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your purchase price.
Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The high and low closing sales prices of our common stock during the twelve months ended December 31, 2022 were $86.60 and $24.28, respectively. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
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
We do not anticipate paying any cash dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our senior secured credit facilities limit our ability to pay dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.
Anti-takeover provisions in our charter documents and Delaware law and certain provisions in the Notes and Indenture may make an acquisition of us more difficult.
Our amended and restated certificate of incorporation and bylaws, as amended and restated, contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management. These provisions may also discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by our board of directors. In addition, we are incorporated in

Delaware and subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us. These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.
Certain provisions in the Notes and the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Notes will have the right to require us to repurchase their Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Notes in connection with such takeover. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2022:

Location	Purpose	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Manufacturing, Laboratory, Mixed Use and Other Office Space	431,000	Owned	N/A
Bedford, Massachusetts	Executive Offices, Office Space	46,500	Leased	June 2031
New York, New York	Office Space	26,000	Leased*	September 2030
Somerset, New Jersey	Manufacturing, Mixed Use and Office Space	11,400	Leased	November 2028
Somerset, New Jersey	Office Space	8,249	Leased	March 2027

Canada
Quebec	Mixed Use and Office Space	1,106	Leased	May 2023
Quebec	Distribution Center and Office Space	1,433	Leased	May 2023
Sweden
Lund	Office Space	4,000	Leased	December 2024
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
Holders of Record
On February 16, 2023, there were approximately 31 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Performance Graph
The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act or the Exchange Act, whether such filing occurs before or after the date hereof, except to the extent that we explicitly incorporate it by reference into in such filing.
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index, (ii) the NASDAQ US Small Cap Index and (iii) the NASDAQ US Mid Cap Index, commencing on December 31, 2017 and ending December 31, 2022. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on December 31, 2017. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*
Among Lantheus Holdings, Inc., Russell 2000 Index and NASDAQ Small Cap Index
$350
$300
$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Lantheus Holdings, Inc. ("LNTH")
Russell 2000 Index ("^RUT")
NASDAQ US Small Cap Index ("^NQUSS")
NASDAQ US Mid Cap Index ("^NQUSM")

________________________________
* Assumes hypothetical investment of $100 in our common stock and each of the indices on December 31, 2017, including reinvestment of dividends.

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in our common stock and each of the comparative indices on December 31, 2017:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)	NASDAQ US Mid Cap Index (“^NQUSM”)
12/31/17	$100.00	$100.00	$100.00	$100.00
12/31/18	$76.53	$87.82	$88.01	$88.59
12/31/19	$100.29	$108.66	$107.70	$112.26
12/31/20	$65.97	$128.61	$130.82	$128.79
12/31/21	$141.27	$146.23	$151.89	$152.08
12/31/22	$249.19	$114.70	$118.32	$124.00

Dividend Policy
We did not declare or pay any dividends in 2022, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity” for further information.
Recent Sales of Unregistered Securities
On December 8, 2023, pursuant to a Purchase Agreement among us, LMI, as Guarantor, and BofA Securities, Inc. and SVB Securities LLC, as representatives of the several initial purchasers therein, we issued $575.0 million in aggregate principal amount of Notes due 2027. The Notes and the shares of our common stock into which the Notes are convertible will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2022. In December 2022, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances. We used approximately $75.0 million of the net proceeds from the Notes to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2022 **	2,519	$71.53	*	*
November 2022 **	3,373	$59.05	*	*
December 2022 ***	1,343,056	$56.00	1,339,046	*
Total	1,348,948		1,339,046
    ________________________________
*     These amounts are not applicable as we did not have a share repurchase program in effect.
**    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
***    Includes 4,010 shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements related to future events and our future financial performance that are based on current expectations and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I—Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements.” included in this Annual Report on Form 10-K.
This section discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 have been excluded from this Form 10-K and can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Overview
Our Business
With more than 65 years of experience in delivering life-changing science, we are committed to improving patient outcomes through diagnostics, radiotherapeutics and artificial intelligence solutions that enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: Precision Diagnostics, Radiopharmaceutical Oncology, and Strategic Partnerships and Other Revenue. Our leading Precision Diagnostic products assist healthcare professionals (“HCPs”) Find and Follow diseases, with a focus in cardiology. Our Radiopharmaceutical Oncology diagnostics and therapeutics help HCPs Find, Fight and Follow cancer. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma services platforms, and also includes our license of RELISTOR to Bausch Health Companies, Inc. (“Bausch”).
Our commercial products are used by oncologists, urologists, nuclear medicine physicians, cardiologists, sonographers, technologists, radiologists, and internal medicine physicians working in a variety of clinical settings. We believe that our diagnostic products provide improved diagnostic information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
We produce and market our products throughout the United States (the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts, Somerset, New Jersey, Montreal, Canada and Lund, Sweden.
Recent Developments
Exclusive License for PNT2002 and PNT2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT Biopharma Global Inc. (“POINT”), in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates.
With respect to PNT2002, POINT is generally responsible for funding and development activities required for FDA approval of PNT2002, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval for PNT2002, as well as performing and funding all future development and commercialization of PNT2002 following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the PNT2002 License Agreement.
With respect to PNT2003, POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings for PNT2003, and we are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization of PNT2003 following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the PNT2003 License Agreement.
For more information, see Note 22, “Acquisition of Assets” in our consolidated financial statements included herein.
Acquisition of Cerveau Technologies, Inc.

On February 6, 2023, we announced that we acquired Cerveau Technologies, Inc. (“Cerveau”). Cerveau’s asset is MK-6240, a second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease that will expand our Pharma Services business. Under the terms of the agreement, we paid an upfront payment of $35 million and potentially will pay additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use the imaging agent in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the stock purchase agreement, the seller will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
Refinancing of 2019 Facility
In December 2022, we refinanced our existing credit facility, consisting of (i) a $200.0 million five-year term loan facility (the “2019 Term Facility”) and (ii) a $200.0 million five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”), with a new $100.0 million delayed draw term loan facility (the “2022 Term Facility” and, the loans thereunder, the “Term Loans”) and a new $350.0 million five-year revolving credit facility (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Facility”).
We used approximately $7.8 million of cash on hand to primarily repay the principal amount of the loans outstanding related to the 2019 Facility through the nine months ended September 30, 2022. In addition, we used approximately $167.6 million of cash on hand to repay in full the aggregate remaining principal amount of the loans outstanding under the 2019 Facility and to pay related interest, transaction fees and expenses.
While the 2022 Term Facility allowed for a delayed draw term loan, the loan was not drawn upon. We recorded a loss on extinguishment of debt of $0.6 million related to the write-off of unamortized debt issuance costs and debt discounts associated with the 2019 Term Facility. In addition, we incurred and capitalized $2.7 million of new deferred financing costs related to the refinancing.
Issuance of Convertible Notes
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of the Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI, as Guarantor, and U.S. Bank, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
Key Factors Affecting Our Results
Our 2022 and 2021 financial performances reflect full year results of the Progenics business, whereas the year ended December 31, 2020 only incorporates results since the June 19, 2020 closing date of the Progenics Acquisition.
Our business and financial performance have been, and continue to be, affected by the following:
Continued Growth of PYLARIFY
On May 27, 2021, we announced that the FDA had approved PYLARIFY, an F 18-labeled PET imaging agent targeting prostate-specific membrane antigen (“PSMA”). PYLARIFY is a product in our Radiopharmaceutical Oncology product category. We commercially launched PYLARIFY in the U.S. in June 2021. As of December 31, 2022, we had activated 37 PMF manufacturing sites in our PMF network, up from 21 activated sites as of December 31, 2021. These additional sites provide geographic breadth, out-the-door time flexibility and added optionality within our existing PMF network. Overall, we have achieved broad national distribution of PYLARIFY with customers in 46 of 50 states, including the District of Columbia.
In March 2022, we announced a strategic collaboration with Novartis AG (“Novartis”) to include PYLARIFY in prostate cancer trials with PLUVICTO, Novartis’ approved PSMA-targeted therapeutic. In addition, in 2022, we entered into an agreement with Curium to add PYLARIFY to its PSMA-targeted therapeutic clinical trial referred to by Curium as ECLIPSE. Both of these collaborations, as well as other collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology.”
Also, during 2022, the National Comprehensive Cancer Center updated its guidelines and the Society for Nuclear Medicine and Molecular Imaging updated its appropriate use criteria, both noting that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy.
Throughout 2021 and 2022, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs.

In addition to our network of PMFs, we have also been working with academic medical centers in the U.S. that have radioisotope-producing cyclotrons who have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center manufactures F 18 on its cyclotron and completes the manufacturing process for PYLARIFY. PYLARIFY can then be used by the academic medical center itself, and in some cases distributed to other customers under separate purchase agreements.
Our commercial launch also required obtaining adequate coding, coverage and payment for PYLARIFY, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels, to adequately cover our customers’ costs of using PYLARIFY in PSMA PET/CT imaging procedures. We received notification that our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted Transitional Pass-Through Payment Status in the hospital outpatient setting (“TPT Status”) for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY, similar to other diagnostic radiopharmaceuticals, would not be separately reimbursed in the hospital outpatient setting, but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always adequately cover the total cost of the procedure.
The successful growth of PYLARIFY is also dependent on our ability to establish PYLARIFY as a leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY’s competition is primarily two commercially available Ga-68-based PSMA imaging agents, as well as other non-PSMA-based imaging agents. We also could face potential competition from an F 18 PSMA PET imaging agent currently under review by the FDA.
In connection with the Progenics Acquisition in June 2020, we issued to the Progenics stockholders at the time the transaction was consummated contingent value rights (“CVRs”) entitling them to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will our aggregate payment obligations in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration we paid in the Progenics Acquisition. Based on our 2022 PYLARIFY net sales, we determined that the aggregate payment obligation under the CVRs was $99.7 million. We expect to make that payment during the first half of 2023.
PYLARIFY AI Clearance and Use
During 2021, we also announced that our subsidiary, EXINI, was granted 510(k) clearance by the FDA in the U.S. and received European Conformity Marking (“CE marking”) in Europe for aPROMISE. We commercially launched aPROMISE under the name PYLARIFY AI in the U.S. in November 2021. During the second quarter of 2022, we received a new 510(k) clearance for an updated version of our PYLARIFY AI platform.
PYLARIFY AI is artificial intelligence medical device software that is designed to assist with the reading and quantification of PYLARIFY scans. The technology automatically analyzes a PSMA PET/CT image to segment anatomical regions – 51 bones and 12 soft tissue organs. This image segmentation enables automated localization, detection and quantification of potential PSMA-avid lesions in a PSMA PET/CT image, which data is then incorporated into the reporting system used by physicians.
Continued Growth of DEFINITY
As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that as of December 31, 2022, DEFINITY continued to hold over 80% of the market.
As we continue to pursue expanding our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally.
•DEFINITY RT - The formulation of DEFINITY that we have branded as DEFINITY RT became commercially available in the fourth quarter of 2021. DEFINITY RT allows both storage and shipment at room temperature and provides clinicians an additional choice and allows for greater utility of this formulation in broader clinical settings. Given its physical characteristics, we believe DEFINITY RT is also well-suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described in the paragraph entitled Microbubble Franchise below).

•VIALMIX RFID – DEFINITY is activated through the use of medical devices branded as VIALMIX and VIALMIX RFID. The activation rate and time are controlled by VIALMIX RFID through the use of RFID to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated with the VIALMIX RFID activation device.
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
To augment our current supply of Mo-99, we have a strategic arrangement with SHINE Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, entered into in November 2014, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2024. The term of this arrangement provides for three years of supply of Mo-99. However, we cannot assure you that SHINE will be able to produce commercial quantities of Mo-99 for our business, or that SHINE, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
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
•For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below.
•For 1095, we enrolled the last patient in our ARROW Phase 2 study during the second quarter of 2022. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
•We are also exploring additional lifecycle management opportunities for some of our current products.
PNT2002
Under the terms of the PNT2002 License Agreement, Lantheus Two, LLC (“Lantheus Two”) paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002. In addition, after Lantheus Two achieves $500.0 million in cumulative gross profit, POINT is eligible to receive royalty payments of twenty percent of net sales of PNT2002. Prior to achieving that financial recoupment threshold, POINT is eligible to receive royalty payments of twenty percent on that portion of annual net sales of PNT2002 that generate annual gross profit in excess of specified levels.
PNT2003
Under the terms of the PNT2003 License Agreement, Lantheus Three, LLC paid POINT an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003. In addition, POINT is eligible to receive royalty payments of fifteen percent of net sales of PNT2003.
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
Oncology
As we continue to pursue expanding our strategic partnerships, our Pharma Services activities in oncology are designed to enable precision medicine using biomarkers and digital solutions that augment diagnostic productivity. For example, with respect to prostate cancer, we collaborate with pharmaceutical companies by supplying them with piflufolastat F 18 for use in their therapeutic drug development programs. For immuno-oncology, we intend to offer NM-01, a novel technetium-99m SPECT imaging agent that we are developing to assess PD-L1 expression in cancer cells, for potential use as an efficacy and safety biomarker in immuno-oncology therapies. With respect to pan-oncology, we are further exploring the use of NTI-1309 as an innovative imaging biomarker that targets fibroblast activation protein.
Microbubble Franchise
In addition, we continue to expand our microbubble franchise. In December 2022, we announced a strategic collaboration with SonoThera, Inc. (“SonoThera”), which will use our microbubbles in combination with SonoThera’s ultrasound-guided, non-viral, gene therapy platform and treatments. Prior to 2022, we entered into microbubble collaborations with the following parties: (i) Cerevast Medical, Inc. (“Cerevast”), in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS, for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; (iii) Insightec Ltd. (“Insightec”), which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions; and (iv) Allegheny Health Network (“AHN”), which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia.
flurpiridaz
In September 2022, we announced with our strategic partner GE Healthcare Limited (“GE Healthcare”) that the recent Phase III clinical trial of our investigational radiotracer, flurpiridaz, had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting coronary artery disease (“CAD”). The findings, shared at an American Society of Nuclear Cardiology conference, also demonstrated that cardiac PET imaging with flurpiridaz has higher diagnostic efficacy and image quality in patients with suspected CAD, compared with single photon emission computed tomography (“SPECT”) Myocardial Perfusion Imaging (“MPI”), the predominant procedure currently used in nuclear cardiology. We believe SPECT MPI represents approximately 6 million procedures per year in the U.S.
Under a Collaboration and License Agreement we entered into with GE Healthcare in 2017, GE Healthcare has led the funding and development of flurpiridaz, and, if the imaging agent is approved, will have the global commercialization rights for it. We have collaborated on the development and will also collaborate on potential commercialization through a joint steering committee. If flurpiridaz receives regulatory approval and is commercially successful, we will receive:
• up to $60 million in regulatory and sales milestone payments,
• tiered double-digit royalties on U.S. sales., and
• mid-single digit royalties on sales outside of the U.S.
Generally, our costs in connection with the strategic partnerships relate to the supply of drug and other ancillary expenses and the benefits can include possible supply, milestone and royalty payments, additional intellectual property rights and strategic relationships. For flurpiridaz, under the Collaboration and License Agreement, we retained ownership of all of the licensed intellectual property and bear the cost of patent prosecution and maintenance. We can give no assurance as to if or when or if any of these collaborations and other new initiatives, including our collaboration for flurpiridaz, will be successful or accretive to earnings.

Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(in thousands)	2022	2021	2020	Change $	Change %	Change $	Change %
Revenues	$935,061	$425,208	$339,410	$509,853	119.9%	$85,798	25.3%
Cost of goods sold	353,358	237,513	200,649	115,845	48.8%	36,864	18.4%
Gross profit	581,703	187,695	138,761	394,008	209.9%	48,934	35.3%
Operating expenses
Sales and marketing	100,243	68,422	40,901	31,821	46.5%	27,521	67.3%
General and administrative	133,584	150,395	69,270	(16,811)	(11.2)%	81,125	117.1%
Research and development	311,681	44,966	32,788	266,715	593.1%	12,178	37.1%
Total operating expenses	545,508	263,783	142,959	281,725	106.8%	120,824	84.5%
Gain on sales of assets	—	15,263	—	(15,263)	N/A	15,263	N/A
Operating income (loss)	36,195	(60,825)	(4,198)	97,020	(159.5)%	(56,627)	1,348.9%
Interest expense	7,185	7,752	9,479	(567)	(7.3)%	(1,727)	(18.2)%
Loss (gain) on extinguishment of debt	588	(889)	—	1,477	(166.1)%	(889)	N/A
Other loss (income)	1,703	7,350	(2,198)	(5,647)	(76.8)%	9,548	(434.4)%
Income (loss) before income taxes	26,719	(75,038)	(11,479)	101,757	(135.6)%	(63,559)	553.7%
Income tax (benefit) expense	(1,348)	(3,759)	1,994	2,411	(64.1)%	(5,753)	(288.5)%
Net income (loss)	$28,067	$(71,279)	$(13,473)	$99,346	(139.4)%	$(57,806)	429.1%

Comparison of the Periods Ended December 31, 2022 and 2021
Revenues
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
Revenues are summarized by product category on a net basis as follows:

	Year Ended December 31,			2022 vs. 2021
(in thousands)	2022	2021	2020	Change $	Change %
DEFINITY	$244,993	$232,759	$195,865	$12,234	5.3%
TechneLite	88,864	91,293	84,945	(2,429)	(2.7)%
Other precision diagnostics	22,825	26,973	36,824	(4,148)	(15.4)%
Total precision diagnostics	356,682	351,025	317,634	5,657	1.6%
PYLARIFY	527,405	43,414	—	483,991	1,114.8%
Other radiopharmaceutical oncology	4,102	5,473	10,022	(1,371)	(25.1)%
Total radiopharmaceutical oncology	531,507	48,887	10,022	482,620	987.2%
Strategic Partnerships and other revenue	46,872	25,296	11,754	21,576	85.3%
Total revenues	$935,061	$425,208	$339,410	$509,853	119.9%
The increase in revenues for the year ended December 31, 2022, as compared to the prior year period, is primarily driven by the commercial launch of PYLARIFY and $24.0 million of revenue recognized pursuant to the Novartis Agreement, and an increase in DEFINITY sales volume. The increase is offset, in part, by lower sales volumes from TechneLite driven by the strategic decision to exit a customer contract and opportunistic sales in the prior year, lower volumes of other precision diagnostics driven by cease of vial line production, lower volume of other radiopharmaceutical oncology products and lower strategic partnerships and other revenue due primarily to a sale of the heart myocardial perfusion analysis software, cREPO, in the prior year period.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	26,683
Adjustments relating to prior period revenues	70
Payments or credits made during the period	(24,331)
Balance, December 31, 2022	$13,399

Gross Profit
The increase in gross profit for the year ended December 31, 2022, as compared to the prior year period, is primarily due to PYLARIFY sales volume and the $24.0 million pursuant to the Novartis Agreement, which is partially offset by amortization expense of acquired intangible assets in the Progenics Acquisition.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $31.8 million for the year ended December 31, 2022, as compared to the prior year period. This was primarily driven by the continued commercialization activities following the launch of PYLARIFY and increased employee-related costs (including the hiring of new employees throughout 2021 and 2022 in connection with the commercialization activities for PYLARIFY), as well as an increase in the level of marketing promotional programs and travel during this period which was reduced during the prior year period due to the impact of the COVID-19 pandemic.
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
General and administrative expenses decreased $16.8 million for the year ended December 31, 2022 compared to the prior year period. This was primarily driven by a $37.7 million net reduction for the fair value adjustments to the contingent asset and liabilities. (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and a $9.5 million sublease impairment charge in the prior year period. These reductions were offset by increased employee-related costs and professional fees.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $266.7 million for the year ended December 31, 2022 as compared to the prior year period. This was primarily driven by the $260.0 million upfront payment between the two agreements with POINT, the phasing of activity of the ARROW Phase 2 study of 1095, investment in medical affairs related to PYLARIFY and higher overall headcount related costs. These increases were partially offset by the expenses related to filing fees for the PYLARIFY New Drug Application and preparation activities for the launch of PYLARIFY during the prior year period.
Interest Expense
Interest expense for the year ended December 31, 2022 decreased $0.6 million as compared to the prior year period because in 2021, we repaid the outstanding principal on our $50.0 million loan agreement (the “Royalty-Backed Loan”) between Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC, and a fund managed by HealthCare Royalty Partners III, L.P.
Loss on Extinguishment of Debt
During the year ended December 31, 2022, we realized a $0.6 million loss on extinguishment of debt related to the refinancing of our existed indebtedness.
Other Loss (Income)
Other loss (income) decreased by $5.6 million for the year ended December 31, 2022 as compared to the prior year period, due to the termination of the interest rate swaps on December 2, 2022 and an increase in interest income offset by the reduction of indemnified receivables related to the release of our uncertain tax positions.
Income Tax (Benefit) Expense
Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2022	2021
Effective tax rate	(5.0)%	5.0%

Our effective tax rate in fiscal 2022 differs from the U.S. statutory rate of 21% primarily due to the income tax benefit for the release of a portion of our uncertain tax positions and the tax benefit associated with stock compensation deductions offset by tax expense from the change in fair value of contingent consideration and expense generated on the revaluation of the Company’s deferred state tax rate.
The income tax benefit of $1.3 million for the year ended December 31, 2022 primarily represents the statutory tax rate offset by the release of tax indemnification liabilities with BMS. In accordance with our accounting policy, the change in the tax liabilities, penalties and interest associated with our uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax (benefit) expense. The majority of our uncertain tax positions are indemnified liabilities, in accordance with the Stock and Asset Purchase Agreement entered into with BMS in 2008. Changes in the liability result in offsetting changes in the indemnification receivable. Changes in the indemnification receivable are recognized within other loss (income) in the consolidated statement of operations. Assuming that the receivable from BMS continues to be considered recoverable by us, there will be no effect on net income and no net cash outflows related to these liabilities. During 2022, the Company released a significant portion of its indemnified liability due to the settlement of these positions in various states at a cost significantly less than our accrual resulting in $9.6 million (net of federal or state benefit) income tax benefit. Refer to Note 5, Income Taxes.
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
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$281,781	$53,916	$16,396
Net cash (used in) provided by investing activities	$(276,547)	$3,683	$(4,912)
Net cash provided by (used in) financing activities	$311,691	$(39,332)	$(21,861)
For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $281.8 million during the year ended December 31, 2022 was primarily comprised of net income adjusted for charges incurred in connection with acquired in-process research and development (“IPR&D”) and the net effect of non-cash items such as depreciation, amortization and accretion expense, the change in fair value of contingent assets and liabilities of $34.7 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), and stock-based compensation expense. The primary working capital sources of cash were the increase in accruals associated with PYLARIFY sales. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues.
Net cash provided by operating activities of $53.9 million during the year ended December 31, 2021 was primarily comprised of net loss adjusted for the net effect of non-cash items such as the change in fair value of contingent assets and liabilities of $72.4 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). The primary working capital sources of cash were the timing of payments to large vendors as well as an increase in billings associated with PYLARIFY sales. The primary working capital use of cash were an increase in trade receivables from timing of sale orders and an increase in collection period as well as the timing of inventory purchases.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was primarily due to the $260.0 million upfront payment to POINT and the $18.3 million of capital expenditures partially offset by $1.8 million received from the sale of our Puerto Rico subsidiary.

Net cash provided by investing activities during the year ended December 31, 2021 was primarily due to cash proceeds of $15.8 million received from the sale of our Puerto Rico subsidiary, which was offset by $12.1 million of capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the year ended December 31, 2022 is primarily attributable to the proceeds of $557.8 million received from the issuance of the Notes, proceeds of $7.5 million from stock option exercises and proceeds of $5.6 million from the voluntarily terminated interest rate swap contracts in connection with the refinancing of debt. These amounts were offset by payments on long-term debt and other borrowings of $175.0 million, repurchase of common stock of $75.0 million and payments for minimum statutory tax withholding related to net share settlement of equity awards of $7.8 million.
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
External Sources of Liquidity
In December 2022, we voluntarily repaid our 2019 $200.0 million five-year term loan facility. In addition, we replaced our $200.0 million revolving facility with the 2022 Revolving Facility. The terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (the “2022 Credit Agreement”). We have the right to request an increase to the 2022 Revolver Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $335 million or consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
The Company used approximately $7.8 million of cash on hand to primarily repay the principal amount of the loans outstanding related to the 2019 Facility through the nine months ended September 30, 2022. In addition, in December 2022, the Company used approximately $167.6 million of cash on hand to repay in full the aggregate remaining principal amount of the loans outstanding under the 2019 Facility and to pay related interest, transaction fees and expenses.
Under the terms of the 2022 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until December 2, 2027 consisting of revolving loans in an aggregate principal amount not to exceed $350.0 million at any time. The 2022 Revolving Facility includes a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2022 Revolving Facility includes a $10.0 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2022 Revolving Facility are expected to be used for working capital and other general corporate purposes.
Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Facility.
As of December 31, 2022, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of the Notes, which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI, as Guarantor, and U.S. Bank, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
On March 31, 2021, we voluntarily repaid in full the entire outstanding principal on outstanding debt of Progenics that we assumed as a result of the Progenics Acquisition. The total amount we paid was $30.9 million, which included a prepayment amount of $0.5 million.
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

Funding Requirements
Our future capital requirements will depend on many factors, including:
•The amount and timing of the calculated cash payment related to the CVRs;
•The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY and DEFINITY, as well as any additional products that we may market in the future;
•Revenue mix shifts and associated volume and selling price changes that could result from contractual status changes with key customers and additional competition;
•The continued costs of the ongoing commercialization of PYLARIFY and PYLARIFY AI;
•The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, including any potential related milestone or royalty payments, together with the costs of pursuing opportunities that are not eventually consummated;
•Our investment in the further clinical development and commercialization of products and development candidates, including PNT2002, PNT2003, 1095 and NM-01;
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
If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, assets securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Credit Agreement. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Credit Agreement, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with those covenants. However, we cannot be assured that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.
At December 31, 2022, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $415.7 million of cash and cash equivalents at December 31, 2022. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
The CVRs we issued in the Progenics Acquisition entitle holders thereof to future cash payments of 40% of PYLARIFY net sales over (i) $100.0 million in 2022 and (ii) $150.0 million in 2023 (but in no event will our aggregate payments under the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration we pay in the Progenics Acquisition). Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities. Based on PYLARIFY net sales for 2022, we determined that the aggregate payment obligation under the CVRs was $99.7 million. We expect to make that payment during the first half of 2023.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $415.7 million as of December 31, 2022, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond. Our material cash requirements include the following contractual and other obligations.
Debt
We completed a sale of $575.0 million in aggregate principal amount of the Notes due in 2027. As of December 31, 2022, we had no amounts of principal due within the next twelve months. Future interest payments associated with the Notes total $76.2 million, with $16.3 million payable within twelve months.
Leases
We have operating lease arrangements for certain facilities, including corporate and manufacturing space. As of December 31, 2022, we had fixed operating lease payment obligations of $33.7 million, with $3.5 million payable within twelve months.
We have lease arrangements for certain equipment. As of December 31, 2022, we had fixed finance lease payment obligations of $0.6 million, with $0.4 million payable within twelve months.
Purchase Obligations
We have purchase obligations that primarily consist of noncancelable obligations related to minimum quantities of goods or services that have been committed to be purchased on an annual basis. As of December 31, 2022, we had minimum purchase obligations of $16.6 million, with $5.7 million due within twelve months.
License Agreements
We have entered into license agreements in which fixed payments have been committed to be paid on an annual basis. As of December 31, 2022, we had fixed license payments of $0.1 million, with $0.1 million due within twelve months. These amounts do not include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events under our license agreements, because they are contingent and the amounts and timing of such potential obligations are unknown or uncertain. We may be required to pay additional amounts up to approximately $200.0 million in contingent payments under our license agreements.
Asset Acquisition
During 2022, we entered into the POINT License Agreements, in which we made upfront payments of $260.0 million, and under which we may make additional milestone payments. The additional milestone payments are based on FDA approval and net sales and commercial milestones. Under the terms of the PNT2002 License Agreement, we have the potential to pay up to an additional $281 million in milestone payments and up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds. Under the terms of the PNT2003 License Agreement, we have the potential to pay an additional $34.5 million in milestone payments and up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds. In total, we may be required to pay up to approximately $1.8 billion related to the asset acquisition. As of December 31, 2022, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
Other Long-Term Liabilities
Our other long-term liabilities in the consolidated balance sheet include the fair values of contingent consideration liabilities including contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013. We may be required to pay up to approximately $85.0 million related to the contingent consideration. As of December 31, 2022, these contingent payments were not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows.
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2022, we had unrecognized tax benefits of $8.3 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.

Asset Retirement Obligation
We are required to provide the Massachusetts Department of Public Health and the New Jersey Department of Environmental Protection financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts and Somerset, New Jersey production facilities upon closure, although we have no current plans to close the facilities. We have provided this financial assurance in the form of a $30.3 million surety bond (the “Surety Bond”). As of December 31, 2022, the liability, which was approximately $22.5 million, was measured at the present value of the obligation expected to be incurred of approximately $25.1 million. These contingent payments are not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows related to the decommissioning of our radioactive operations.
Off-Balance Sheet Arrangements
As noted above, we have provided the Surety Bond to the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection. Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.
Effects of Inflation
We do not believe that inflation has had a significant impact on our revenues or results of operations. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset some of the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We derive our revenues through arrangements with customers for product sales as well as licensing and royalty arrangements. We sell our products primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices, and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.

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
Costs of IPR&D intangible assets acquired as part of an asset acquisition that have no alternative future use are expensed when incurred. Milestone payments made after regulatory approval are capitalized as an intangible asset and amortized over an estimated useful life of the product. Cash payments related to acquired IPR&D intangible assets are reflected as an investing cash flow in the Company's consolidated statement of cash flows.
Our IPR&D intangible assets include intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is whether we have obtained regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. We classify IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset. We test our IPR&D intangible assets at least annually or when a triggering event occurs that could indicate a potential impairment and we recognize any impairment loss in our consolidated statements of operations.
Contingent Consideration Liabilities
The Progenics Acquisition included certain contingent consideration liabilities, including CVRs, as well as other contingent future payments. CVRs are based on net sales generated by PYLARIFY in both 2022 and 2023, subject to a cap. Other contingent future payments are based on net sales targets for 1095 and AZEDRA and include a commercialization milestone for 1095. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 instrument and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our 2022 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2022, there was availability of $350.0 million on the 2022 Revolving Facility. Any increase in the interest rate under the 2022 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2022 Revolving Facility.
We had used interest rate swaps to reduce the variability in cash flows associated with a portion of our forecasted interest payments on its variable rate debt. We voluntarily terminated our interest rate swap contracts on December 2, 2022.
Foreign Currency Risk
We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or that subsidiary’s, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.
During the years ended December 31, 2022, 2021 and 2020, the net impact of foreign currency changes on transactions was a loss of $0.3 million for all years presented. From time to time, we enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2022, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounting for Convertible Notes— Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
On December 8, 2022, the Company issued $575 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes include conversion and redemption features that the Company determined should not be bifurcated as derivative instruments.
We identified the accounting for the conversion feature and redemption features of the Notes to be a critical audit matter given the complexity in applying the accounting framework, including the determination of whether those features of the Notes should be bifurcated from the Notes and accounted for separately as a derivative instrument. The complexities required a high degree of auditor judgment and an increased extent of audit effort, including the involvement of professionals in our firm with specialized skills and knowledge in the accounting for financial instruments.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments of the accounting treatment of the conversion and redemption features of the Notes included the following among others:
•We tested the design and effectiveness of internal controls over the evaluation of the features of the Notes and the related accounting conclusions.
•With the assistance of professionals in our firm with specialized skills and knowledge in financial instruments we evaluated the appropriateness of the accounting conclusions, including the accounting for the conversion and redemption features.
•We tested the completeness and accuracy of the Notes terms and assumptions utilized in the accounting conclusions through comparison to the underlying agreements and supporting documentation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2023
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$415,652	$98,508
Accounts receivable, net	213,397	89,336
Inventory	35,475	35,129
Other current assets	13,092	12,818
Total current assets	677,616	235,791
Property, plant and equipment, net	122,166	116,772
Intangibles, net	315,285	348,510
Goodwill	61,189	61,189
Deferred tax assets, net	110,647	62,764
Other long-term assets	34,355	38,758
Total assets	$1,321,258	$863,784
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$354	$11,642
Accounts payable	20,563	20,787
Short-term contingent liability	99,700	—
Accrued expenses and other liabilities	127,084	58,068
Total current liabilities	247,701	90,497
Asset retirement obligations	22,543	20,833
Long-term debt, net and other borrowings	557,712	163,121
Other long-term liabilities	46,155	124,894
Total liabilities	874,111	399,345
Commitments and contingencies (see Note 20)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 68,851 and 67,739 shares issued as of December 31, 2022 and 2021, respectively)	689	677
Additional paid-in capital	715,875	685,472
Treasury Stock at cost - 1,339 and no shares as of December 31, 2022 and 2021, respectively	(75,000)	—
Accumulated deficit	(193,158)	(221,225)
Accumulated other comprehensive loss	(1,259)	(485)
Total stockholders’ equity	447,147	464,439
Total liabilities and stockholders’ equity	$1,321,258	$863,784

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$935,061	$425,208	$339,410
Cost of goods sold	353,358	237,513	200,649
Gross profit	581,703	187,695	138,761
Operating expenses
Sales and marketing	100,243	68,422	40,901
General and administrative	133,584	150,395	69,270
Research and development	311,681	44,966	32,788
Total operating expenses	545,508	263,783	142,959
Gain on sales of assets	—	15,263	—
Operating income (loss)	36,195	(60,825)	(4,198)
Interest expense	7,185	7,752	9,479
Loss (gain) on extinguishment of debt	588	(889)	—
Other loss (income)	1,703	7,350	(2,198)
Income (loss) before income taxes	26,719	(75,038)	(11,479)
Income tax (benefit) expense	(1,348)	(3,759)	1,994
Net income (loss)	$28,067	$(71,279)	$(13,473)
Net income (loss) per common share:
Basic	$0.41	$(1.06)	$(0.25)
Diluted	$0.40	$(1.06)	$(0.25)
Weighted-average common shares outstanding:
Basic	68,487	67,486	54,134
Diluted	70,671	67,486	54,134

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$28,067	$(71,279)	$(13,473)
Other comprehensive income:
Foreign currency translation	(505)	(124)	330
Realized loss on cash flow hedges, net of tax	(269)	—	—
Unrealized gain (loss) on cash flow hedges, net of tax	—	1,687	(1,418)
Total other comprehensive (loss) income	(774)	1,563	(1,088)
Comprehensive income (loss)	$27,293	$(69,716)	$(14,561)

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	39,251	$393	—	$—	$251,641	$(136,473)	$(960)	$114,601
Net loss	—	—	—	—	—	(13,473)	—	(13,473)
Other comprehensive loss	—	—	—	—	—	—	(1,088)	(1,088)
Stock option exercises and employee stock plan purchases	73	1	—	—	759	—	—	760
Vesting of restricted stock awards	847	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(141)	(2)	—	—	(2,127)	—	—	(2,129)
Issuance of common stock, net of $3,776 issuance costs	26,845	269	—	—	394,065	—	—	394,334
Fair value of replacement stock options related to precombination services	—	—	—	—	7,125	—	—	7,125
Stock-based compensation	—	—	—	—	14,075	—	—	14,075
Balance, December 31, 2020	66,875	669	—	—	665,530	(149,946)	(2,048)	514,205
Net loss	—	—	—	—	—	(71,279)	—	(71,279)
Other comprehensive income	—	—	—	—	—	—	1,563	1,563
Stock option exercises and employee stock plan purchases	360	3	—	—	6,059	—	—	6,062
Vesting of restricted stock awards	611	6	—	—	(6)	—	—	—
Shares withheld to cover taxes	(107)	(1)	—	—	(2,045)	—	—	(2,046)
Stock-based compensation	—	—	—	—	15,934	—	—	15,934
Balance, December 31, 2021	67,739	677	—	—	685,472	(221,225)	(485)	464,439
Net income	—	—	—	—	—	28,067	—	28,067
Other comprehensive loss	—	—	—	—	—	—	(774)	(774)
Stock option exercises and employee stock plan purchases	411	4	—	—	8,908	—	—	8,912
Vesting of restricted stock awards and units	845	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(144)	(1)	—	—	(7,758)	—	—	(7,759)
Repurchase of common stock	—	—	1,339	(75,000)	—	—	—	(75,000)
Stock-based compensation	—	—	—	—	29,262	—	—	29,262
Balance, December 31, 2022	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$28,067	$(71,279)	$(13,473)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	47,929	42,288	24,689
Impairment of long-lived assets	—	9,729	9,935
Asset retirement obligation acceleration	280	5,259	—
Gain on interest rate swap termination	(5,494)	—	—
Amortization of debt related costs	1,249	676	119
Changes in fair value of contingent assets and liabilities	34,700	72,400	(2,000)
Charges incurred in connection with acquired IPR&D	260,000	—	—
Loss (gain) on extinguishment of debt	588	(889)	—
Provision for excess and obsolete inventory	7,145	4,057	2,365
Stock-based compensation	29,262	15,934	14,075
(Gain) loss on disposal of assets	—	(15,263)	2,250
Deferred taxes	(48,016)	4,437	(1,334)
Long-term indemnification receivable	9,554	7,121	(2,218)
Long-term income tax payable and other long-term liabilities	(12,477)	(7,912)	2,828
Other	4,059	2,512	1,525
Increases (decreases) in cash from operating assets and liabilities:
Accounts receivable	(128,460)	(33,102)	(7,462)
Inventory	(7,508)	(3,549)	(8,459)
Other current assets	(2,440)	(73)	1,941
Other long-term assets	(533)	—	—
Accounts payable	301	5,425	(4,224)
Accrued expenses and other liabilities	63,575	16,145	(4,161)
Net cash provided by operating activities	281,781	53,916	16,396
Investing activities
Capital expenditures	(18,347)	(12,140)	(12,474)
Proceeds from sale of assets, net	1,800	15,823	—
Acquisition of assets	(260,000)	—	—
Lending on bridge loan	—	—	(10,000)
Cash acquired in acquisition of business	—	—	17,562
Net cash (used in) provided by investing activities	(276,547)	3,683	(4,912)
Financing activities
Proceeds from issuance of common stock	1,375	767	683
Equity issuance costs	—	—	(3,777)
Debt issuance costs	(95)	—	—
Proceeds from issuance of long-term debt, net	557,750	—	—
Payments on long-term debt and other borrowings	(175,385)	(43,348)	(15,491)
Deferred financing costs	(2,315)	—	(1,224)
Proceeds from interest rate swap termination	5,583	—	—
Proceeds from stock option exercises	7,537	5,295	77
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(7,759)	(2,046)	(2,129)
Repurchase of common stock	(75,000)	—	—
Net cash provided by (used in) financing activities	311,691	(39,332)	(21,861)
Effect of foreign exchange rates on cash and cash equivalents	(335)	(310)	152
Net increase (decrease) in cash and cash equivalents and restricted cash	316,590	17,957	(10,225)
Cash and cash equivalents and restricted cash, beginning of year	100,651	82,694	92,919
Cash and cash equivalents and restricted cash, end of year	$417,241	$100,651	$82,694

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$415,652	$98,508	$79,612
Cash and cash equivalents included in assets held for sale	—	—	941
Restricted cash included in other long-term assets	1,589	2,143	2,141
Cash, cash equivalents and restricted cash at end of period	$417,241	$100,651	$82,694

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,064	$6,284	$9,368
Income taxes, net of refunds of $50, $315 and $331, respectively	$54,049	$215	$340
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$2,370	$1,262	$2,227
Consideration transferred in acquisition	$—	$—	$419,009

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Lantheus Holdings, Inc., a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”) and LMI is the parent company of Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”). See “Progenics Acquisition”.
The Company develops, manufactures and commercializes innovative diagnostic and therapeutic products that assist clinicians in the diagnosis and treatment of cancer, heart disease and other diseases. The Company believes its diagnostic products result in improved diagnostic information that enables healthcare providers to better detect and characterize, or rule out, disease, potentially achieving improved patient outcomes, reducing patient risk and limiting overall costs throughout the healthcare system.
The Company’s commercial products are used by oncologists, urologists, nuclear medicine physicians, cardiologists, sonographers, technologists, radiologists, and internal medicine physicians working in a variety of clinical settings.
The Company produces and markets its products throughout the U.S., selling primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices. The Company sells its products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Sales of the Company’s prostate cancer diagnostic imaging agent, PYLARIFY (as defined below), are generated in the U.S. through a PYLARIFY direct sales team and a sales team at some of our positron emission tomography (“PET”) manufacturing facilities (“PMF”) partners. Sales of the Company’s ultrasound enhancing agent, DEFINITY, are generated in the U.S. and Canada through a DEFINITY direct sales team. In the U.S., the Company’s other nuclear imaging products, including TechneLite, Xenon, NEUROLITE and CARDIOLITE, are primarily sold to commercial radiopharmacies, the majority of which are controlled by or associated with Cardinal, RLS, UPPI, PharmaLogic and Jubilant Radiopharma. A small portion of the Company’s nuclear imaging product sales in the U.S. are generated through the Company’s direct sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities. We have licensed RELISTOR to Bausch, and the Company collects quarterly royalties based on those sales. AZEDRA sales are generated in the U.S. through an AZEDRA direct sales team.
The Company also maintains its own direct sales force in Canada for certain of its products. In Europe, Australia, Asia-Pacific, Central America and South America, the Company generally relies on third party distributors to market, sell and distribute its nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. The Company’s executive offices are located in Bedford, MA, with additional offices in North Billerica, MA, Somerset, NJ, Montreal, Canada and Lund, Sweden.
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
In accordance with the Merger Agreement, at the effective time of the Progenics Acquisition (the “Effective Time”), each share of Progenics common stock, par value $0.0013 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Progenics common stock owned by Holdings, Progenics or any of their wholly-owned subsidiaries) was automatically cancelled and converted into the right to receive (i) 0.31 (the “Exchange Ratio”) of a share of Holdings common stock, par value $0.01 per share, and (ii) one contingent value right (a “CVR”) tied to the financial performance of PyL (18F-DCFPyL), Progenics’ prostate-specific membrane antigen (“PSMA”) targeted imaging agent designed to visualize prostate cancer. This agent was approved by the U.S. Food and Drug Administration (“FDA”) on May 26, 2021 under the name PYLARIFY (piflufolastat F 18), and the commercial launch of this agent began in June 2021. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition. Based on the Company’s 2022 PYLARIFY net sales, the Company determined that the aggregate payment obligation under the CVRs was $99.7 million. The Company expects to make that payment during the first half of 2023. As a result of the acquisition, Holdings issued 26,844,877 shares of Holdings common stock and 86,630,633 CVRs to former Progenics stockholders and option holders.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The estimates reflected in the Company’s consolidated financial statements include, but are not limited to, certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation, inventory valuation, asset retirement obligations, contingent assets and liabilities, income tax liabilities and related indemnification receivable, deferred tax assets and liabilities and accrued expenses. Actual results could materially differ from those estimates or assumptions.
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

Net Income (Loss) per Common Share
The Company computes earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities as if those securities were converted or exercised. The Company’s potentially dilutive shares, which could include shares issuable upon conversion of the 2.625% Convertible Senior Notes due 2027 (the “Notes”), are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company applies the if-converted method for diluted earnings in order to reflect the conversion spread. During periods in which the Company incurs net losses, both basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.
Cash and Cash Equivalents
Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less when purchased.
Restricted Cash
Restricted cash as of December 31, 2022 and 2021, represents primarily collateral for a letter of credit securing a lease obligation and a security deposit. The Company believes the carrying value of these assets approximates fair value.
Concentration of Risks and Limited Suppliers
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices.
As of December 31, 2022 and 2021, no customer accounted for greater than 10% of accounts receivable, net. No customer accounted for greater than 10% of revenues for the years ended December 31, 2022, 2021 and 2020.
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
The Company currently relies on JHS as its significant manufacturer of DEFINITY and its sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials for TechneLite. The Company has Mo-99 supply agreements with IRE of Belgium, running through December 31, 2023, with auto-renewal provisions and terminable upon notice of non-renewal, and with NTP and its subcontractor ANSTO, running through December 31, 2024.
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2022	2021	2020
PYLARIFY	56.4%	10.2%	—%
DEFINITY	26.2%	54.7%	62.8%
TechneLite	9.5%	21.5%	25.4%
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
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. As of December 31, 2021, the Company had $6.1 million of such product costs included in inventories related to DEFINITY that had been manufactured through the Company’s in-house manufacturing capabilities. The Company received regulatory approval for the manufacture of DEFINITY at its new in-house manufacturing facility during the first quarter of 2022 and had no inventory pending regulatory approval as of December 31, 2022.
Property, Plant and Equipment, net
Property, plant & equipment are stated at cost. Replacements of major units of property are capitalized, and replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Certain costs to obtain or develop computer software are capitalized and amortized over the estimated useful life of the software. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets and recorded throughout costs of goods sold and operating expenses in the associated functional expense category which utilizes the associated asset. The estimated useful lives of the major classes of depreciable assets are as follows:

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
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2022, 2021 or 2020.
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
Costs of IPR&D intangible assets acquired as part of an asset acquisition that have no alternative future use are expensed when incurred. Milestone payments made after regulatory approval are capitalized as an intangible asset and amortized over an estimated useful life of the product. Cash payments related to acquired IPR&D intangible assets are reflected as an investing cash flow in the Company's consolidated statement of cash flows.
The Company’s IPR&D intangible assets includes intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D intangible assets are tested at least annually as of October 31 or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s consolidated statements of operations. See Note 11, “Intangibles, net and Goodwill” for further details on impairment.
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
Convertible Notes
Effective as of January 1, 2021, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Upon adoption, the Company determined there was no impact for the year ended December 31, 2021. The provisions of ASU 2020-06 became applicable for the year ended December 31, 2022 in connection with the issuance of the Notes. This ASU provides guidance to simplify the complexity associated with accounting for convertible instruments and derivatives. For convertible instruments, the number of major separation models required were reduced. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The change in fair value of any separately recognized derivative is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation.
Fair Values of Financial Instruments
The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The Company’s long-term debt has triggering events that would impact the fair value of the instruments. The Company determined that no triggering event has occurred during the year ended December 31, 2022. Since no triggering events have occurred, the estimated fair value of the Company’s long term debt approximates its carrying values. The fair value See Note 4, “Fair Value of Financial Instruments”.
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
Derivative Instruments
The Company has used interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Further, the Company must formally document the hedging relationship at inception and, on at least a quarterly basis, continually reevaluate the relationship to ensure it remains highly effective throughout the life of the hedge. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $26.0 million, $17.5 million and $5.2 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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
Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other loss (income) in the consolidated statements of operations.

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
Other Loss (Income)
Other loss (income) consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Foreign currency losses (gains)	$256	$274	$260
Tax indemnification expense (income), net	9,554	7,121	(2,218)
Interest income	(2,613)	(45)	(238)
Interest rate swap termination	(5,494)	—	—
Other	—	—	(2)
Total other loss (income)	$1,703	$7,350	$(2,198)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, other comprehensive income (loss) consists of foreign currency translation gains and losses as well as realized and unrealized gains and losses on cash flow hedges related to the Company’s interest rate swaps. The accumulated other comprehensive income (loss) balance consists entirely of foreign currency translation gains and losses and realized and unrealized gains and losses on outstanding cash flow hedges related to the Company’s interest rate swaps.
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
The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts campus. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.

The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica, Massachusetts campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2022 and 2021, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.
Self-Insurance Reserves
The Company’s consolidated balance sheets at December 31, 2022 and 2021 include $0.9 million and $0.7 million of accrued liabilities associated with employee medical costs that are retained by the Company, respectively. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).
Recent Accounting Pronouncements
The Company has not adopted any new accounting standards during the year ended December 31, 2022.

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
Disaggregation of Revenue
The following table summarizes revenue by revenue source as follows:

	Year Ended December 31,
Major Products/Service Lines (in thousands)	2022	2021	2020
Product revenue, net(1)	$887,038	$400,356	$327,695
License and royalty revenues(2)	48,023	24,852	11,715
Total revenues	$935,061	$425,208	$339,410
______________________________
(1)The Company’s principal products include PYLARIFY, DEFINITY, and TechneLite and are categorized within product revenue, net. The Company applies the same revenue recognition policies and judgments for all of its principal products.
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
Revenue by product category on a net basis is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
DEFINITY	$244,993	$232,759	$195,865
TechneLite	88,864	91,293	84,945
Other precision diagnostics	22,825	26,973	36,824
Total precision diagnostics	356,682	351,025	317,634
PYLARIFY	527,405	43,414	—
Other radiopharmaceutical oncology	4,102	5,473	10,022
Total radiopharmaceutical oncology	531,507	48,887	10,022
Strategic Partnerships and other revenue	46,872	25,296	11,754
Total revenues	$935,061	$425,208	$339,410
Product Revenue, Net
The Company sells its products principally to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices. The Company considers customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be the contracts with a customer.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2021	$9,350
Provision related to current period revenues	25,772
Adjustments relating to prior period revenues	14
Payments or credits made during the period	(24,159)
Balance, December 31, 2021	10,977
Provision related to current period revenues	26,683
Adjustments relating to prior period revenues	70
Payments or credits made during the period	(24,331)
Balance, December 31, 2022	$13,399
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

Milestone Payments: At the inception of each arrangement that includes development or sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are outside the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2022, the Company is constraining variable consideration related to development milestone payments requiring regulatory approvals and sales milestone payments related to achievement of certain sales targets.
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
The Company recognized certain revenues as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Amounts included in the contract liability at the beginning of the period	$244	$33
The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods during the years ended December 31, 2022 and 2021.
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$342,646	$342,646	$—	$—
Total assets	$342,646	$342,646	$—	$—
Liabilities:
Contingent consideration liabilities	$111,600	$—	$—	$111,600
Total liabilities	$111,600	$—	$—	$111,600

	December 31, 2021
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$40,140	$40,140	$—	$—
Interest rate swaps	357	—	357	—
Contingent receivable	9,300	—	—	9,300
Total assets	$49,797	$40,140	$357	$9,300
Liabilities:
Contingent consideration liabilities	86,200	—	—	86,200
Total liabilities	$86,200	$—	$—	$86,200

During the years ended December 31, 2022 and 2021, there were no transfers into or out of Level 3. On December 2, 2022, the Company voluntarily terminated the interest rate swap contracts in connection with the refinancing of debt.

As part of the Progenics Acquisition, the Company acquired the right to receive certain future milestone and royalty payments due to Progenics from CytoDyn Inc. (“CytoDyn”) related to a prior sale of certain intellectual property. The Company has the right to receive $5.0 million upon regulatory approval and a 5% royalty on net sales of approved products. The Company considers the contingent receivable a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flows that included significant estimates and assumptions pertaining to regulatory events and sales targets. During the fourth quarter of 2022, the Company reduced the probability to zero as CytoDyn withdrew their regulatory application. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Each CVR will entitle its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, subject to a maximum cap. Refer to Note 1, “Description of Business” for further details on the CVRs. The Company considers the contingent consideration liabilities relating to the CVRs a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these had been determined based on Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. Based on the U.S. net sales generated by PYLARIFY in 2022, the Company currently expects to pay out the full amount of the CVRs from available cash in the first half of 2023.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of assets and liabilities using Level 3 inputs as of December 31, 2022.

	Fair Value as of				Assumptions
(in thousands)	December 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	December 31, 2022	December 31, 2021
Contingent receivable:
Regulatory milestone	$—	$2,500	Probability adjusted discounted cash flow model	Period of expected milestone achievement	N/A	2022
				Probability of success	0%	70%
				Discount rate	N/A	17%
Royalties	—	6,800	Probability adjusted discounted cash flow model
				Probability of success	0%	10% - 60%
				Discount rate	N/A	17%
Total	$—	$9,300

	Fair Value as of				Assumptions
(in thousands)	December 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	December 31, 2022	December 31, 2021
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$99,700	$73,200	Probability adjusted discounted cash flow model (as of 12/31/2022) Monte Carlo simulation (as of 12/31/2021)	Period of expected milestone achievement and sales targets	2022 - 2023	2022 - 2023
				Probability of success	100%	N/A
				Discount rate	N/A	17%
1095 commercialization milestone	1,700	1,900	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	3.8%	1.3%
Net sales targets - AZEDRA and 1095	10,200	11,100	Monte Carlo simulation
				Probability of success and sales targets	20% - 100%	40% - 100%
				Discount rate	16% - 17%	16% - 17%
Total	$111,600	$86,200
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
Fair value, beginning of period	$9,300	$11,300	$86,200	$15,800
Changes in fair value included in net income (loss)	(9,300)	(2,000)	25,400	70,400
Fair value, end of period	$—	$9,300	$111,600	$86,200
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in a general and administrative expense of $34.7 million for the year ended December 31, 2022 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates (excluding the CVRs) and the passage of time. The Company expects to make all applicable cash payments related to the CVRs in the first half of 2023. As of December 31, 2022, the Company had $99.7 million in current liabilities to account for the expected payments related to the CVRs.

5. Income Taxes
The components of income (loss) before provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$29,012	$(76,389)	$(5,495)
International	(2,293)	1,351	(5,984)
Income (loss) before income taxes	$26,719	$(75,038)	$(11,479)
The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$42,532	$—	$—
State	4,302	(8,166)	3,158
International	(166)	(30)	170
	46,668	(8,196)	3,328
Deferred
Federal	(39,920)	1,048	(1,506)
State	(8,315)	3,058	(178)
International	219	331	350
	(48,016)	4,437	(1,334)
Income tax (benefit) expense	$(1,348)	$(3,759)	$1,994
The reconciliation of income taxes at the U.S. federal statutory rate to the income tax (benefit) expense is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. statutory rate	$5,611	$(15,758)	$(2,411)
Permanent items	2,309	1,764	1,176
Acquisition costs - Progenics	—	—	2,723
Recognition of deferred tax asset - assets held for sale	—	—	(3,000)
Section 162(m)	247	1,028	717
Uncertain tax positions	(12,629)	(8,952)	2,818
Other tax credits	(4,085)	(990)	(1,065)
State and local taxes	67	656	1,457
Impact on deferred taxes of change in tax rate	4,169	3,049	—
Non-deductible changes in fair value of contingent assets and liabilities	5,422	15,015	230
Foreign tax rate differential	68	23	(254)
Valuation allowance	(30)	(400)	(318)
Benefit of windfall related to stock compensation	(4,612)	(1,164)	(128)
Change in indemnification deferred tax asset	2,343	1,786	(590)
Other	(228)	184	639
Income tax (benefit) expense	$(1,348)	$(3,759)	$1,994
The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2022	2021
Deferred Tax Assets
Federal benefit of state tax liabilities	$1,739	$4,292
Reserves, accruals and other	31,532	27,159
Inventory obsolescence	919	297
Capitalized research and development	79,946	768
Amortization of intangibles other than goodwill	—	502
Net operating loss carryforwards	88,014	122,944
Depreciation	—	1,102
Deferred tax assets	202,150	157,064
Deferred Tax Liabilities
Reserves, accruals and other	(5,354)	(3,026)
Intangible assets	(80,770)	(87,351)
Amortization of intangibles other than goodwill	(385)	—
Depreciation	(1,469)	—
Deferred tax liability	(87,978)	(90,377)
Less: valuation allowance	(3,525)	(3,923)
	$110,647	$62,764
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets, net	$110,647	$62,764
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021, must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.The increase in worldwide net deferred tax asset is primarily due to the tax capitalization of the Company’s current year research and development expenses that are not currently deductible in 2022, offset by utilization of a portion of its net operating losses.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence. As of December 31, 2022 and 2021, the Company maintains a valuation allowance of $3.5 million and $3.9 million, respectively, related to net deferred tax assets of certain of its foreign subsidiaries and U.S. acquired tax credits.
Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.
At December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $338.4 million, $200.4 million of which will expire between 2024 and 2037, and $138.0 million of which can be carried forward indefinitely. The Company’s state net operating losses are $11.6 million on a tax-effected basis, which will expire between 2024 and 2040. The Company has state research credit carryforwards of $2.9 million, which will expire between 2024 and 2037. The Company has state investment tax credit carryforwards of $1.4 million net of federal impact which have no expiration date.
The Company’s U.S. federal income tax returns are subject to examination for three years after the filing date of the return. The state and foreign income tax returns are subject to examination for periods varying from three to four years after filing, depending on the specific jurisdictions’ statutes of limitation, and in the case of Sweden, up to six years after the end of the financial year.

A reconciliation of the Company’s changes in uncertain tax positions for 2022 and 2021 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2021	$5,292
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(188)
Settlements	(1,446)
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2021	3,658
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(1,180)
Settlements	(306)
Lapse of statute of limitations	(692)
Balance of uncertain tax positions as of December 31, 2022	$1,480
In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company recorded a liability for uncertain tax positions related to the acquired business and simultaneously entered into an agreement to indemnify with BMS for any payments made to settle those uncertain tax positions with the taxing authorities. A long-term receivable is recorded within other long-term assets to account for the expected value to the Company of future indemnification payments, net of actual tax benefits received, to be paid on behalf of the Company by BMS.
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
As of December 31, 2022 and 2021, total liabilities for uncertain tax positions including interest and penalties were $8.3 million and $20.9 million, respectively, consisting of uncertain tax positions of $1.5 million and $3.7 million, respectively, interest accruals of $6.4 million and $16.5 million, respectively, and penalty accruals of $0.4 million and $0.8 million, respectively. As of December 31, 2022 and 2021, these liabilities were included in other long-term liabilities. Included in the 2022, 2021 and 2020 tax provisions are a benefit of $12.6 million, a benefit of $9.0 million and an expense of $2.8 million, respectively, relating to accrual of interest, net of benefits for reversals of uncertain tax positions recognized upon settlements, effective settlements, or lapses of relevant statutes of limitation.
The total long-term asset related to the indemnification was $3.9 million and $13.5 million at December 31, 2022 and 2021, respectively. Included in other (income) loss for the years ended December 31, 2022, 2021 and 2020, is tax indemnification expense (income), net of $9.6 million, $7.1 million and $(2.2) million, respectively.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on our financial results.
6. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$19,987	$15,505
Work in process	8,234	13,042
Finished goods	7,254	6,582
Total inventory	$35,475	$35,129
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. As of December 31, 2021, the Company had $6.1 million of such product costs included in inventories related to DEFINITY that had been manufactured through the Company’s in-house manufacturing capabilities. The Company received regulatory approval to manufacture DEFINITY at its new in-house manufacturing facility during the first quarter of 2022 and has no inventory pending regulatory approval as of December 31, 2022.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2022	2021
Land	$13,450	$13,450
Buildings	76,329	73,559
Machinery, equipment and fixtures	92,604	83,608
Computer software	25,864	24,384
Construction in progress	14,047	10,686
	222,294	205,687
Less: accumulated depreciation and amortization	(100,128)	(88,915)
Total property, plant and equipment, net	$122,166	$116,772
Depreciation and amortization expense related to property, plant & equipment, net, was $13.7 million, $13.2 million and $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following unaudited pro forma financial information presents the Company’s results as if the Progenics Acquisition had occurred on January 1, 2019:

Year Ended December 31, 2020
(in thousands)	Amount
Pro forma revenue	$350,315
Pro forma net loss	$29,190

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
The Company determined that this sale of certain net assets did not constitute a strategic shift that had a major effect on the Company’s operations or financial results. As a result, this transaction was not classified as discontinued operations in the Company’s accompanying consolidated financial statements.
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
The sale resulted in a pre-tax book gain of $15.3 million, which was recorded within operating income (loss) in the consolidated statements of operations for the year ended December 31, 2021.
10. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of December 31, 2022, the liability is measured at the present value of the obligation expected to be incurred, of approximately $25.1 million.
The Company previously operated a production facility which manufactured and processed radioactive materials at its San Juan, Puerto Rico site. As of December 31, 2020, the liability for the San Juan, Puerto Rico site was recorded in liabilities held for sale and the sale was consummated on January 29, 2021.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2022	$20,833
Change in useful life estimate	280
Accretion expense	1,430
Balance, December 31, 2022	$22,543
In December 2021, the Company evaluated the accretion timeline of an asset group due to a revision in the planned period of use at the North Billerica site. As a result of the accelerated timeline, the Company determined the asset group’s present value exceeded the current value recorded as of December 31, 2021. The Company recorded a non-cash adjustment of $5.3 million in 2021 to anticipate a revision in the end of useful life by the end of 2022.

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
11. Intangibles, Net and Goodwill
Intangibles, net, consisted of the following:

	December 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,061)	$1,479
Customer relationships	15 - 25	Accelerated	96,681	(95,009)	1,672
Currently marketed product	9 - 15	Straight-Line	275,700	(47,628)	228,072
Licenses	11 - 16	Straight-Line	85,800	(19,101)	66,699
Developed technology	9	Straight-Line	2,400	(677)	1,723
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,761	$(174,476)	$315,285

	December 31, 2021
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(11,510)	$2,030
Customer relationships	15 - 25	Accelerated	96,880	(94,630)	2,250
Currently marketed product	15	Straight-Line	275,700	(23,345)	252,355
Licenses	11 - 16	Straight-Line	85,800	(11,555)	74,245
Developed technology	9	Straight-Line	2,400	(410)	1,990
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,960	$(141,450)	$348,510
The Company recorded amortization expense for its intangible assets of $33.2 million, $27.5 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
The Company performed its annual impairment test of its IPR&D intangible assets as of October 31, 2020. As a result of a timing delay in the development of an AZEDRA IPR&D intangible asset due to the impact of COVID-19, the Company determined that the carrying value of $18.3 million exceeded the fair value of the asset. Accordingly, the Company recorded a non-cash impairment charge of $2.7 million for the year ended December 31, 2020 in research and development expenses in the consolidated statements of operations. The estimated fair value of the AZEDRA IPR&D intangible asset was determined based on the present values of the expected cash flows. The Company used a discount rate of 23.0% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2023	$32,638
2024	32,563
2025	32,508
2026	32,497
2027	32,482
2028 and thereafter	136,957
Total	$299,645
Changes in the carrying amounts of goodwill for the years ended December 31, 2022 and 2021, were as follows:

	December 31,
(in thousands)	2022	2021
Balance, Beginning of year	$61,189	$58,632
Increase from acquisition	—	2,557
Balance, End of year	$61,189	$61,189

12. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

	December 31,
(in thousands)	2022	2021
Compensation and benefits	$30,425	$22,730
Freight, distribution and operations	49,067	16,157
Accrued rebates, discounts and chargebacks	13,399	10,977
Accrued professional fees	8,668	2,850
Other	25,525	5,354
Total accrued expenses and other liabilities	$127,084	$58,068

Operating lease liabilities (Note 17)	$25,442	$16,546
Long-term contingent liability (Note 4)	11,900	86,200
Other long-term liabilities	8,813	22,148
Total other long-term liabilities	$46,155	$124,894

13. Long-Term Debt, Net, and Other Borrowings
As of December 31, 2022, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
2023	$—
2024	—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(17,519)
Finance lease liabilities	585
Total	558,066
Less: current portion	(354)
Total long-term debt, net, and other borrowings	$557,712
In December 2022, the Company refinanced its existing credit facility, consisting of (i) a $200.0 million five-year term loan facility (the “2019 Term Facility”) and (ii) a $200.0 million five-year revolving credit facility (the “2019 Revolving Facility” and, together with the 2019 Term Facility, the “2019 Facility”), with a new $100.0 million delayed draw term loan facility (the “2022 Term Facility” and, the loans thereunder, the “Term Loans”) and a new $350.0 million five-year revolving credit facility (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Facility”).
The Company used approximately $7.8 million of cash on hand to primarily repay the principal amount of the loans outstanding related to the 2019 Facility through the nine months ended September 30, 2022. In addition, in December 2022, the Company used approximately $167.6 million of cash on hand to repay in full the aggregate remaining principal amount of the loans outstanding under the 2019 Facility and to pay related interest, transaction fees and expenses.
The Company paid off the 2019 Term Facility using available cash and did not utilize another term loan to fund the payoff. While the 2022 Term Facility allowed for a delayed draw term loan, the loan was not drawn upon. The Company recorded a loss on extinguishment of debt of $0.6 million related to the write-off of unamortized debt issuance costs and debt discounts associated with the 2019 Term Facility. In addition, the Company incurred and capitalized $2.7 million of new deferred financing costs related to the refinancing.
2022 Term Facility
The Company expected to draw from the 2022 Term Facility only if a proposed offering of notes by the Company was not consummated. The commitment of the lenders to provide the 2022 Term Facility was terminated upon the completion of such note offering in December 2022. The 2022 Term Facility included a commitment fee equal to 0.20% per annum on the average daily unused amount of the 2022 Term Facility, which would have been payable commencing on January 16, 2023 and would have ended on the earliest of (i) the day the Term Loans under the 2022 Term Facility were funded, (ii) the last day of the delayed draw availability period and (iii) the day the commitments under the 2022 Term Facility were reduced to zero. The Company did not draw from the 2022 Term Facility and, as such, no interest is due under this instrument.
2022 Revolving Facility
Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time until December 2, 2027 consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $350.0 million (the “Revolving Commitment”) at any time, including a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $10.0 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the Revolving Loans, if used, are expected to be used for working capital and for other general corporate purposes.
The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.50% to 2.50% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.50% to 1.50% based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from 0.15% to 0.35% per annum based on the Company’s total net leverage ratio.
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving

Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of December 31, 2022, there were no outstanding borrowings under the 2022 Revolving Facility.
The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the sum of $335.0 million or consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.
2022 Facility Covenants
The 2022 Facility contains a number of affirmative, negative and reporting covenants, as well as financial maintenance covenants pursuant to which the Company is required to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio, commencing with the fiscal quarter ended December 31, 2022, must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant is displayed in the table below:
2022 Credit Agreement

Period	Total Net Leverage Ratio
Q1 2023 to Q4 2023	4.00 to 1.00
Q1 2024 and thereafter	3.50 to 1.00
The 2022 Facility contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.
Upon an event of default, the Administrative Agent will have the right to declare the loans and other obligations outstanding under the 2022 Facility immediately due and payable and all commitments immediately terminated.
The 2022 Facility is guaranteed by Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus MI Real Estate, LLC, and obligations under the 2022 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus MI Real Estate, LLC (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.
Convertible Notes
On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI (the “Guarantor”), a wholly owned subsidiary of the Company, as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.
The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversation rate per $1,000 in principal amount of notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option, on or after December 22, 2025 if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for a specified period of time. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Company evaluated the Notes upon completion of the sale and concluded on the following features:
•Conversion Feature: The Company determined that the conversion feature qualifies for the classification of equity. As a result, the conversion feature should not be bifurcated as a derivative instrument and the Notes were accounted for as a single liability.
•Redemption Features: The redemption features were reviewed within the Notes and the Company determined that the redemption features are closely related to the Notes and as such should not be separately accounted for as a bifurcated derivative instrument.
•Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document or report that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day the Company failure to file has occurred or the notes are not otherwise freely tradable. Further, if the notes are assigned a restricted CUSIP number or the notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act by holders other than our affiliates or holders that were our affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the notes offered hereby, the Company will pay additional interest on the notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day until the restrictive legend has been removed from the notes, the notes are assigned an unrestricted CUSIP and the notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.
As of December 31, 2022, the carrying value of the Notes was $575.0 million, had an unamortized discount of zero, and the fair value of the liability was $575.0 million. The Company recorded interest expense of approximately $1.3 million related to the Notes for the year ended December 31, 2022.
Royalty-Backed Loan
On June 19, 2020, as a result of the acquisition, the Company assumed Progenics’ outstanding debt as of such date in the amount of $40.2 million. Progenics, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) on November 4, 2016. The Royalty-Backed Loan bore interest at a per annum rate of 9.5% and was scheduled to mature on June 30, 2025.
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
14. Derivative Instruments
The Company has used interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps was approximately 0.82%. This agreement involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps are recorded on the Company’s consolidated balance sheets at fair value, and changes in the fair value of the swap agreements were recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur.
On December 2, 2022, the Company voluntarily terminated the interest rate swap contracts in connection with the refinancing of debt. Upon termination, the Company received approximately $5.6 million in cash and the remaining balance of approximately $5.5 million in accumulated other comprehensive income (loss) related to the interest rate swap contracts were reclassified into earnings.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheet:

(in thousands)		December 31, 2022	December 31, 2021
Derivatives type	Classification
Assets:
Interest rate swap	Other long-term assets	$—	$357

15. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax of zero and $0.1 million for the year ended December 31, 2022 and 2021, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive income (loss) before reclassifications	(505)	5,838	5,333
Amounts reclassified to earnings	—	(6,107)	(6,107)
Balance at December 31, 2022	$(1,259)	$—	$(1,259)

Balance at January 1, 2021	$(630)	$(1,418)	$(2,048)
Other comprehensive income (loss) before reclassifications	(124)	962	838
Amounts reclassified to earnings	—	725	725
Balance at December 31, 2021	$(754)	$269	$(485)

16. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2022, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, officers, directors and consultants of the Company.
The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016, 2017, 2019, 2021 and 2022 which increased the common stock reserved for issuance under the plan to an aggregate 10,930,277 shares. The Company assumed Progenics equity plans due to the acquisition as discussed in Note 1, “Description of Business”. The Company no longer grants new equity awards under the Progenics equity plans.
Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of goods sold	$4,422	$2,370	$2,820
Sales and marketing	6,185	2,472	1,821
General and administrative	14,876	9,092	7,333
Research and development	3,779	2,000	2,101
Total stock-based compensation expense	$29,262	$15,934	$14,075
Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.

A summary of option activity for 2022 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2022	972,939	$18.73	4.7	10,145,135
Options granted	317,789	$53.55
Options exercised	(397,822)	$20.07
Options cancelled and forfeited	(18,157)	$38.20
Outstanding at December 31, 2022	874,749	$30.37	5.8	19,058,224
Vested and expected to vest at December 31, 2022	874,749	$30.37	5.8	19,058,224
Exercisable at December 31, 2022	517,424	$17.83	3.6	17,141,202
The table below summarizes the key weighted-average assumptions used in valuing stock options granted:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	62.1%	—%	71.1%
Risk-free interest rate	2.0%	—%	0.3%
Expected life (in years)	6.0	—	3.5
Expected dividend yield	—	—	—
During the years ended December 31, 2022, 2021 and 2020, 397,822, 318,662 and 8,868 options were exercised having aggregate intrinsic values of $13.1 million, $1.6 million and $0.1 million, respectively.
As of December 31, 2022, there was $7.0 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock
A summary of restricted stock awards and restricted stock units activity for 2022 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2022	1,330,374	$19.04
Granted	649,672	$51.51
Vested	(624,069)	$19.11
Forfeited	(105,985)	$30.81
Nonvested balance at December 31, 2022	1,249,992	$34.65
Restricted stock generally vest over 3 years. As of December 31, 2022, there was $30.1 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant-date fair value for restricted stock granted during the fiscal years ended December 31, 2022, 2021 and 2020 was $51.51, $20.14 and $15.00 per share, respectively. The total fair value of restricted stock vested in fiscal years 2022, 2021 and 2020 was $11.9 million, $8.8 million and $7.6 million, respectively.
Total Stockholder Return Restricted Stock Awards (“TSR Awards”)
During the years ended December 31, 2022, 2021 and 2020, the Company granted total stockholder return (“TSR”) Awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	56.6%	54.0%	53.3%
Risk-free interest rate	1.7%	0.3%	0.7%
Expected life (in years)	2.8	2.8	2.8
Expected dividend yield	—	—	—
A summary of TSR Award activity for 2022 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2022	590,073	$30.49
Granted	304,212	$95.31
Vested	(220,339)	$39.92
Forfeited	(15,071)	$31.30
Nonvested balance at December 31, 2022	658,875	$48.58
As of December 31, 2022, there was $18.9 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant-date fair value for TSR Awards granted during the fiscal years ended December 31, 2022, 2021 and 2020 was $95.31, $31.25 and $23.43 per share, respectively. The total fair value of TSR Awards vested in fiscal years 2022, 2021 and 2020 was $8.8 million, $2.0 million and zero, respectively.
Common Stock Repurchases
In December 2022, the Company’s Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of the Company’s common stock under certain circumstances. The Company used approximately $75.0 million of the net proceeds from the Notes to repurchase shares of their common stock from purchasers of the Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The purchase price per share of the common stock repurchased in such transactions was equal to the closing sale price per share of the Company’s common stock on the date of the offering memorandum used for the Notes, which was $56.01 per share. Following this initial repurchase, The Company may from time to time repurchase additional shares of their common stock. In the year ended December 31, 2022, the Company purchased approximately 1.3 million shares of their outstanding common stock for $75.0 million as part of the program. The Company did not purchase any shares of their outstanding common stock in the years ended December 31, 2021 and 2020, respectively.
17. Leases
The Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for vehicles, corporate offices and certain equipment.
Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements with lease and non-lease components are accounted for separately. As the Company’s leases do not provide an implicit rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company assumed two operating leases as a result of the Progenics acquisition related to office space at the World Trade Center in New York City, pursuant to a lease agreement expiring in September 2030 (the “WTC Lease”), and a radiopharmaceutical manufacturing facility in Somerset, New Jersey, under a sublease agreement expiring in November 2028, which were recorded as of June 19, 2020, for $18.6 million and $0.6 million, respectively. The Company entered into an operating lease related to office space in Somerset, New Jersey, under a lease agreement expiring in August 2026, which was recorded in October 2021 for $0.7 million. The Company entered into an operating lease agreement in February 2022 to lease office space in Bedford, Massachusetts, under a lease agreement expiring in June 2031, which commenced and was recorded in December 2022 for $11.0 million.
Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Other long-term assets	$19,033	$8,788
Finance	Property, plant and equipment, net	582	556
Total leased assets		$19,615	$9,344
Liabilities
Current
Operating	Accrued expenses and other liabilities	$2,177	$1,599
Finance	Current portion of long-term debt and other borrowings	354	392
Noncurrent
Operating	Other long-term liabilities	25,442	16,546
Finance	Long-term debt, net and other borrowings	231	299
Total leased liabilities		$28,204	$18,836
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
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease expense	$1,797	$2,312
Finance lease expense
Amortization of ROU assets	426	330
Interest on lease liabilities	28	28
Short-term lease expense	—	8
Total lease expense	$2,251	$2,678

Other information related to leases were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (Years):
Operating leases	7.9	8.6
Finance leases	1.9	2.2
Weighted-average discount rate:
Operating leases	4.8%	4.4%
Finance leases	4.4%	4.6%

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,440	$2,071
Operating cash flows from finance leases	28	28
Financing cash flows from finance leases	384	339
ROU assets obtained in exchange for lease obligations:
Operating leases	11,019	683
Finance leases	582	556
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$3,462	$366
2024	3,887	203
2025	4,147	49
2026	4,245	—
2027	4,381	—
Thereafter	13,599	—
Total future minimum lease payments	33,721	618
Less: interest	6,102	33
Total	$27,619	$585

18. Other Assets
Other assets are comprised of the following:

	December 31,
(in thousands)	2022	2021
Prepaid Expenses	$12,887	$10,113
Current Contingent Asset (Note 4)	—	2,500
Other Current Assets	205	205
Total other current assets	$13,092	$12,818

ROU Asset (Note 17)	$19,033	$8,788
Long-term Contingent Asset (Note 4)	—	6,800
Other Long-Term Assets	15,322	23,170
Total other long-term assets	$34,355	$38,758

19. Net Income (Loss) Per Common Share
A summary of net income (loss) per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net income (loss)	$28,067	$(71,279)	$(13,473)

Basic weighted-average common shares outstanding	68,487	67,486	54,134
Effect of dilutive stock options	439	—	—
Effect of dilutive restricted stock	1,745	—	—
Diluted weighted-average common shares outstanding	70,671	67,486	54,134

Basic income (loss) per common share	$0.41	$(1.06)	$(0.25)
Diluted income (loss) per common share	$0.40	$(1.06)	$(0.25)

Antidilutive securities excluded from diluted net income (loss) per common share	358	2,893	3,175
Impact of the Notes
The Company considered whether the notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of notes will receive cash on an if-converted basis. While this feature is considered to be a participating right; basic earnings per share is only impacted if the Company’s earning exceeds the current share price, regardless of whether such dividend is declared. During the year ended December 31, 2022, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average market price per share of the Company's Common Stock for a given period exceeds the conversion price of the Notes of $79.81 per share. During the year ended December 31, 2022, the weighted average price per share of the Company's Common Stock was below the conversion price of the Notes.
20. Commitments and Contingencies
Purchase Commitments
The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
As of December 31, 2022, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2023	5,716
2024	2,716
2025	2,716
2026	2,716
2027 and thereafter	2,716
Total	$16,580
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
As of December 31, 2022, future fixed payments required under license agreements are $0.1 million. The Company may be required to pay additional amounts up to approximately $200.0 million in contingent payments under the Company’s license agreements. These contingent payments include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events and the amounts and timing of such potential obligations are unknown or uncertain.
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
As of December 31, 2022, the Company did not have any material ongoing litigation to which the Company was a party.
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $3.1 million, $2.6 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
22. Acquisition of Assets
In December 2022, the Company made upfront payments of $260.0 million to POINT as a part of an asset acquisition with the potential for additional milestone payments of approximately $1.8 billion between the two licensed assets based on U.S. Food and Drug Administration (“FDA”) approval and net sales and commercial milestones.
Under the terms of the PNT2002 License Agreement, Lantheus Two, LLC paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002.
Under the terms of the PNT2003 License Agreement, Lantheus Three, LLC paid POINT an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003.
Additionally, the Company will pay POINT royalties on net sales, beyond certain financial thresholds and subject to conditions, of 20% for PNT2002 and 15% for PNT2003. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $260.0 million was recognized in research and development expenses during the year ended December 31, 2022.
23. Segment Information
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

24. Subsequent Event
On February 6, 2023, the Company acquired Cerveau Technologies, Inc. (“Cerveau”). Cerveau’s asset is MK-6240, a second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease that will expand our Pharma Services business. Under the terms of the agreement, Lantheus paid an upfront payment of $35 million and potentially will pay additional development and commercial milestone payments. Additionally, Lantheus will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use the imaging agent in clinical trials and includes milestone and dose-related payments. Structured as a stock purchase, the agreement specifies, among other things, that the seller will also provide transition and clinical development services for a prescribed time following the closing of the transaction.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2022, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the pandemic status and geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Item 9B. Other Information
Not Applicable
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
The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.
Item 11. Executive Compensation
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

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
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	December 28, 2022
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
4.3	Indenture, dated as of December 8, 2022, between Lantheus Holdings, Inc., as Issuer, Lantheus Medical Imaging, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-36569	4.1	December 8, 2022
10.1+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010
10.2+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010
10.3+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010
10.4+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010
10.5+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.6+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.7+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.8+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015
10.9+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.10+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.11+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.12+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015
10.13+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.14+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.15+	Lantheus Holdings, Inc. 2017 Employee Stock Purchase Plan	8-K	001-36569	10.2	April 28, 2017
10.16†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.	10-Q	001-36569	10.1	August 1, 2017
10.17+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-K	001-36569	10.68	February 20, 2019
10.18+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.19+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.20+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.21+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019
10.22	Contingent Value Rights Agreement dated as of June 19, 2020, by and between Lantheus Holdings, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-36569	10.1	June 22, 2020
10.23+	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.24+	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.25	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016
10.26+	Fifth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10	April 29, 2021
10.27††	Manufacturing and Supply Agreement, effective as of February 23, 2022, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.1	April 29, 2022
10.28	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.2	April 29, 2022
10.29	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.3	April 29, 2022
10.30	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.4	April 29, 2022
10.31	Sixth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	May 2, 2022
10.32††	License and Collaboration Agreement, dated as of November 11, 2022, by and between Point Biopharma, Inc., and Lantheus Two, LLC.	8-K	000-36569	10.1	November 14, 2022
10.33	Credit Agreement dated as of December 2, 2022 by and among Citizens Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	8-K	001-36569	10.1	December 5, 2022
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	President and Chief Executive Officer
Date:	February 23, 2023
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

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2023
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2023
Robert J. Marshall, Jr.

/S/ ANDREA SABENS	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Andrea Sabens

/S/ BRIAN MARKISON	Chairman of the Board of Directors	February 23, 2023
Brian Markison

/S/ MINNIE BAYLOR-HENRY	Director	February 23, 2023
Minnie Baylor-Henry

/S/ GÉRARD BER	Director	February 23, 2023
Gérard Ber

/S/ SAMUEL R. LENO	Director	February 23, 2023
Samuel R. Leno

/S/ HEINZ MÄUSLI	Director	February 23, 2023
Heinz Mäusli

/S/ JULIE H. MCHUGH	Director	February 23, 2023
Julie H. McHugh

/S/ GARY J. PRUDEN	Director	February 23, 2023
Gary J. Pruden

/S/ DR. JAMES H. THRALL	Director	February 23, 2023
Dr. James H. Thrall