Form 10-Q
period 2023-03-31
Lantheus Holdings, Inc.
filed 2023-05-04
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36569

LANTHEUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		35-2318913
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

201 Burlington Road, South Building		01730
Bedford,	MA
(Address of principal executive offices)		(Zip Code)

(978)	671-8001
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,332,890 shares of common stock, $0.01 par value, outstanding as of April 27, 2023.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$470,863	$415,652
Accounts receivable, net	242,106	213,397
Inventory	42,156	35,475
Other current assets	10,949	13,092
Assets held for sale	7,200	—
Total current assets	773,274	677,616
Property, plant and equipment, net	127,478	122,166
Intangibles, net	219,863	315,285
Goodwill	61,189	61,189
Deferred tax assets, net	133,874	110,647
Other long-term assets	33,606	34,355
Total assets	$1,349,284	$1,321,258
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$422	$354
Accounts payable	30,798	20,563
Short-term contingent liability	99,700	99,700
Accrued expenses and other liabilities	145,468	127,084
Total current liabilities	276,388	247,701
Asset retirement obligations	22,636	22,543
Long-term debt, net and other borrowings	558,536	557,712
Other long-term liabilities	46,208	46,155
Total liabilities	903,768	874,111
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 69,630 and 68,851 shares issued as of March 31, 2023 and December 31, 2022, respectively)	696	689
Additional paid-in capital	717,163	715,875
Treasury Stock at cost - 1,339 shares as of March 31, 2023 and December 31, 2022	(75,000)	(75,000)
Accumulated deficit	(195,965)	(193,158)
Accumulated other comprehensive loss	(1,378)	(1,259)
Total stockholders’ equity	445,516	447,147
Total liabilities and stockholders’ equity	$1,349,284	$1,321,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$300,784	$208,880
Cost of goods sold	223,708	79,810
Gross profit	77,076	129,070
Operating expenses
Sales and marketing	32,617	20,354
General and administrative	23,271	37,588
Research and development	30,532	12,203
Total operating expenses	86,420	70,145
Operating (loss) income	(9,344)	58,925
Interest expense	4,991	1,509
Other income	(3,231)	(485)
(Loss) income before income taxes	(11,104)	57,901
Income tax (benefit) expense	(8,297)	14,939
Net (loss) income	$(2,807)	$42,962
Net (loss) income per common share:
Basic	$(0.04)	$0.63
Diluted	$(0.04)	$0.61
Weighted-average common shares outstanding:
Basic	67,749	68,008
Diluted	67,749	70,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(2,807)	$42,962
Other comprehensive income:
Foreign currency translation	(119)	140
Unrealized gain on cash flow hedges, net of tax	—	2,256
Total other comprehensive (loss) income	(119)	2,396
Comprehensive (loss) income	$(2,926)	$45,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—	—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—	—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—	—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	$1,339	$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	67,739	$677	$—	$—	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	—	—	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	—	—	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	—	—	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	$—	$—	$691,516	$(178,263)	$1,911	$515,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(2,807)	$42,962
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	14,615	11,786
Impairment of long-lived assets	132,052	—
Asset retirement obligation acceleration	—	293
Amortization of debt related costs	1,082	246
Changes in fair value of contingent assets and liabilities	(1,400)	18,400
Provision for excess and obsolete inventory	680	2,519
Stock-based compensation	9,667	5,623
Deferred taxes	(35,863)	14,180
Long-term indemnification receivable	(96)	(396)
Long-term income tax payable and other long-term liabilities	123	779
Other	1,225	829
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(24,681)	(85,155)
Inventory	(7,124)	(1,634)
Other current assets	2,479	(104)
Other long-term assets	—	(533)
Accounts payable	6,747	1,506
Accrued expenses and other liabilities	11,801	(1,037)
Net cash provided by operating activities	108,500	10,264
Investing activities
Capital expenditures	(9,168)	(3,190)
Proceeds from sale of assets, net	—	1,800
Acquisition of assets, net	(35,345)	—
Net cash used in investing activities	(44,513)	(1,390)
Financing activities
Payments on long-term debt and other borrowings	(297)	(2,609)
Proceeds from stock option exercises	1,842	5,357
Proceeds from issuance of common stock	940	577
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(11,154)	(5,504)
Net cash used in financing activities	(8,669)	(2,179)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(98)	151
Net increase in cash, cash equivalents and restricted cash	55,220	6,846
Cash, cash equivalents and restricted cash, beginning of period	417,241	100,651
Cash, cash equivalents and restricted cash, end of period	$472,461	$107,497

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$470,863	$105,355
Restricted cash included in other long-term assets	1,598	2,142
Cash, cash equivalents and restricted cash at end of period	$472,461	$107,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries, references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Lantheus Holdings, references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc., Lantheus MI Real Estate, LLC, Lantheus Two, LLC, Lantheus Three, LLC and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future period.
The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities Exchange Commission (“SEC”) on February 23, 2023.
Progenics Acquisition
On June 19, 2020 (the “Closing Date”), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020 (the “Merger Agreement”), by and among Lantheus Holdings, Plato Merger Sub, Inc., a wholly-owned subsidiary of Lantheus Holdings (“Merger Sub”), and Progenics, Lantheus Holdings completed the acquisition of Progenics by means of a merger of Merger Sub with and into Progenics, with Progenics becoming an indirect subsidiary of Lantheus Holdings following the completion of such merger (the “Progenics Acquisition”).
In connection with the Progenics Acquisition, Lantheus Holdings issued contingent value rights (each a “CVR”) tied to the financial performance of PYLARIFY. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of United States (“U.S.”) net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. In no event will the Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, exceed 19.9% of the total consideration the Company pays in the Progenics Acquisition. Based on the Company’s 2022 PYLARIFY net sales, the Company determined that the aggregate payment obligation under the CVRs is $99.7 million, which is the maximum amount payable under the CVRs. The Company expects to make that payment during the second quarter of 2023 in full satisfaction of the CVRs. As a result of the acquisition, Lantheus Holdings issued 26,844,877 shares of Lantheus Holdings common stock and 86,630,633 CVRs to former Progenics stockholders and option holders.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the three months ended March 31, 2023.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended March 31,
Major Products/Service Lines (in thousands)	2023	2022
Product revenue, net(1)	$292,256	$180,009
License and royalty revenues(2)	8,528	28,871
Total revenues	$300,784	$208,880
________________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
(2)The Company recognized $24.0 million license revenue in the first quarter of 2022 related to an agreement with Novartis Pharma AG.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes strategic partnerships and other arrangements related to other products of the Company, including our royalty revenue from our license of RELISTOR.
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc. (“AAA”), Endocyte, Inc. (“Endocyte”) and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with certain German litigation, and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded revenue in the future as product is provided. In accordance with the Company's ASC 606, Revenue from Contracts with Customers, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million that Novartis paid to the Company pursuant to the Novartis Agreement constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value of the license to be $24.0 million, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which Novartis, as the licensee, was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022.
Revenue by product category on a net basis is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
PYLARIFY	195,470	92,777
Other radiopharmaceutical oncology	717	1,327
Total radiopharmaceutical oncology	196,187	94,104
DEFINITY	$68,824	$58,328
TechneLite	20,986	22,605
Other precision diagnostics	5,807	5,265
Total precision diagnostics	95,617	86,198
Strategic partnerships and other revenue	8,980	28,578
Total revenues	$300,784	$208,880
The Company would be required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. As such, the Company is not disclosing the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period.

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis currently consist of money market funds and contingent consideration liabilities. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets.
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$375,889	$375,889	$—	$—
Total assets	$375,889	$375,889	$—	$—
Liabilities:
Contingent consideration liabilities	$110,200	$—	$—	$110,200
Total liabilities	$110,200	$—	$—	$110,200

	December 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$342,646	$342,646	$—	$—
Total assets	$342,646	$342,646	$—	$—
Liabilities:
Contingent consideration liabilities	$111,600	$—	$—	$111,600
Total liabilities	$111,600	$—	$—	$111,600

During the three months ended March 31, 2023, there were no transfers into or out of Level 3.
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, subject to a maximum cap. Refer to Note 1, “Basis of Presentation” for further details on the CVRs. Based on the U.S. net sales generated by PYLARIFY in 2022, the Company currently expects to pay out the maximum amount payable under the CVRs from available cash in the second quarter of 2023 in full satisfaction of the CVR obligation. Even though the Company has calculated the total amount payable under the CVRs, for purposes of the table above, the Company considers the contingent consideration liabilities relating to the CVRs a Level 3 instrument.
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
Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a significantly higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities.
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at March 31, 2023.

	Fair Value at				Assumptions
(in thousands)	March 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	March 31, 2023	December 31, 2022
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$99,700	$99,700	Probability adjusted discounted cash flow model	Period of expected milestone achievement and sales targets	2022 - 2023	2022 - 2023
				Probability of success	100%	100%
				Discount rate	N/A	N/A
1095 commercialization milestone	1,700	1,700	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	3.7%	3.8%
Net sales targets - AZEDRA and 1095	8,800	10,200	Monte Carlo simulation
				Probability of success and sales targets	0% - 100%	20% - 100%
				Discount rate	16% - 17%	16% - 17%
Total	$110,200	$111,600
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Fair value, beginning of period	$—	$9,300	$111,600	$86,200
Changes in fair value included in net (loss) income	—	(400)	(1,400)	18,000
Fair value, end of period	$—	$8,900	$110,200	$104,200
The change in fair value of the contingent financial liabilities resulted in a reduction of general and administrative expense of $1.4 million for the three months ended March 31, 2023 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates (excluding the CVRs) and the passage of time. The Company expects to make all applicable cash payments related to the CVRs in the second quarter of 2023. As of March 31, 2023, the Company had $99.7 million in current liabilities to account for the expected payments related to the CVRs.
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax (benefit) expense	$(8,297)	$14,939
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are realizable, the Company evaluated all available positive and negative evidence, and weighed the objective evidence and expected impact. The Company continues to retain immaterial valuation allowances against the net deferred tax assets of certain of its foreign subsidiaries.
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

6. Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$22,335	$19,987
Work in process	6,535	8,234
Finished goods	13,286	7,254
Total inventory	$42,156	$35,475

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of March 31, 2023.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Land	$9,480	$13,450
Buildings	68,183	76,329
Machinery, equipment and fixtures	99,289	92,604
Computer software	26,294	25,864
Construction in progress	24,261	14,047
	227,507	222,294
Less: accumulated depreciation and amortization	(100,029)	(100,128)
Total property, plant and equipment, net	$127,478	$122,166
Depreciation and amortization expense related to property, plant and equipment, net, was $3.4 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of March 31, 2023. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close during the second half of 2023.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Compensation and benefits	$14,605	$30,425
Freight, distribution and operations	61,764	49,067
Accrued rebates, discounts and chargebacks	11,925	13,399
Accrued professional fees	6,794	8,668
Other	50,380	25,525
Total accrued expenses and other liabilities	$145,468	$127,084

Operating lease liabilities (Note 16)	$24,793	$25,442
Long-term contingent liability (Note 4)	10,500	11,900
Other long-term liabilities	10,915	8,813
Total other long-term liabilities	$46,208	$46,155
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites and currently has no plans to decommission either facility. As of March 31, 2023, the liability is measured at the present value of the obligation expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2023	$22,543
Accretion expense	93
Balance at March 31, 2023	$22,636
The Company is required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating the Company’s ability to fund the decommissioning of its North Billerica, Massachusetts and Somerset, New Jersey production facilities upon closure, though the Company does not intend to close the facilities. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net
Intangibles, net, consisted of the following:

	March 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,106)	$1,434
Customer relationships	5 - 25	Accelerated	144,365	(97,994)	46,371
Currently marketed products	9	Straight-Line	132,800	(27,211)	105,589
Licenses	11 - 16	Straight-Line	85,800	(20,987)	64,813
Developed technology	9	Straight-Line	2,400	(744)	1,656
Total			$378,905	$(159,042)	$219,863

	December 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,061)	$1,479
Customer relationships	15 - 25	Accelerated	96,681	(95,009)	1,672
Currently marketed products	9 - 15	Straight-Line	275,700	(47,628)	228,072
Licenses	11 - 16	Straight-Line	85,800	(19,101)	66,699
Developed technology	9	Straight-Line	2,400	(677)	1,723
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,761	$(174,476)	$315,285
The Company recorded amortization expense for its intangible assets of $11.1 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively.
In March 2023, the Company stopped all development activities in relation to a future indication associated with AZEDRA, which is classified as an in process research and development (“IPR&D”) intangible asset. The Company did not identify any alternative future uses or development programs for the asset, therefore the asset group, which consists of the IPR&D asset and a currently marketed product, was assessed for impairment as of March 31, 2023. The Company considered several factors including market share, price and competitive product offerings in evaluating the quantitative impact of the future cash flows. The Company concluded that the carrying amount exceeded the fair value of the asset group of zero. Accordingly, in the three months ended March 31, 2023, the Company recorded a non-cash impairment charge associated with the IPR&D asset of $15.6 million in research and development expenses and a non-cash impairment charge of $116.4 million in cost of goods sold in the condensed consolidated statements of operations.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2023	$31,616
2024	37,850
2025	29,223
2026	29,844
2027	25,533
2028 and thereafter	65,797
Total	$219,863
11. Long-Term Debt, Net, and Other Borrowings
As of March 31, 2023, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(16,628)
Finance lease liabilities	586
Total	558,958
Less: current portion	(422)
Total long-term debt, net and other borrowings	$558,536
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of March 31, 2023, there were no outstanding borrowings under the 2022 Revolving Facility.
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
The 2022 Facility is guaranteed by Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus Real Estate, and obligations under the 2022 Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus Real Estate (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.
Convertible Notes
On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI (the “Guarantor”), as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.

The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option, on or after December 22, 2025 if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for a specified period of time. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
•Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day the Company failure to file has occurred or the notes are not otherwise freely tradable. Further, if the notes are assigned a restricted CUSIP number or the notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act by holders other than our affiliates or holders that were our affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the notes offered hereby, the Company will pay additional interest on the notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day until the restrictive legend has been removed from the notes, the notes are assigned an unrestricted CUSIP and the notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.
As of March 31, 2023, the carrying value of the Notes was $575.0 million and the fair value of the liability was $575.0 million. The Company recorded interest expense of approximately $3.9 million related to the Notes for the three months ended March 31, 2023.
12. Derivative Instruments
The Company has used, but does not currently use, interest rate swaps to reduce the variability in cash flows associated with portions of the Company’s interest payments on variable rate debt. In March 2020, the Company entered into interest rate swap contracts to fix the LIBOR rate on a notional amount of $100.0 million through May 31, 2024. The average fixed LIBOR rate on the interest rate swaps was approximately 0.82%. This agreement involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The interest rate swaps were designated as cash flow hedges. In accordance with hedge accounting, the interest rate swaps were recorded on the Company’s consolidated balance sheets at fair value, and changes in the fair value of the swap agreements were recorded to other comprehensive loss and reclassified to interest expense in the period during which the hedged transaction affected earnings or it will become probable that the forecasted transaction would not occur.

On December 2, 2022, the Company voluntarily terminated the interest rate swap contracts in connection with the refinancing of debt. Upon termination, the Company received approximately $5.6 million in cash and the remaining balance of approximately $5.5 million in accumulated other comprehensive income related to the interest rate swap contracts were reclassified into earnings.
13. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income, net of tax of zero and $0.9 million for the three months ended March 31, 2023 and 2022, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at January 1, 2023	$(1,259)	$—	$(1,259)
Other comprehensive loss before reclassifications	(119)	—	(119)
Amounts reclassified to earnings	—	—	—
Balance at March 31, 2023	$(1,378)	$—	$(1,378)

Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive income before reclassifications	140	2,086	2,226
Amounts reclassified to earnings	—	170	170
Balance at March 31, 2022	$(614)	$2,525	$1,911
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of goods sold	$1,642	$912
Sales and marketing	2,262	1,013
General and administrative	4,402	3,002
Research and development	1,361	696
Total stock-based compensation expense	$9,667	$5,623

15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Other long-term assets	$18,558	$19,033
Finance	Property, plant and equipment, net	487	582
Total leased assets		$19,045	$19,615
Liabilities
Current
Operating	Accrued expenses and other liabilities	$2,298	$2,177
Finance	Current portion of long-term debt and other borrowings	422	354
Noncurrent
Operating	Other long-term liabilities	24,793	25,442
Finance	Long-term debt, net and other borrowings	164	231
Total leased liabilities		$27,677	$28,204
The Company entered into an operating lease agreement in February 2022 for office space in Bedford, Massachusetts, under a lease agreement expiring in June 2031, which commenced and was recorded in December 2022 for $11.0 million.
16. Net (Loss) Income Per Common Share
A summary of net (loss) income per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net (loss) income	$(2,807)	$42,962

Basic weighted-average common shares outstanding	67,749	68,008
Effect of dilutive stock options	—	406
Effect of dilutive restricted stock	—	1,637
Diluted weighted-average common shares outstanding	67,749	70,051

Basic (loss) income per common share	$(0.04)	$0.63
Diluted (loss) income per common share	$(0.04)	$0.61

Antidilutive securities excluded from diluted net income (loss) per common share	2,953	377
Impact of the Notes
The Company considered whether the Notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right; basic earnings per share is only impacted if the Company’s earning exceeds the current share price, regardless of whether such dividend is declared. During the three months ended March 31, 2023 and 2022, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. During the three months ended March 31, 2023, the average price per share of the Company's Common Stock was below the conversion price of the Notes.

17. Other Income
Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Foreign currency losses (gains)	$246	$(81)
Tax indemnification income, net	(96)	(396)
Interest income	(3,523)	(8)
Other	142	—
Total other income	$(3,231)	$(485)
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
As of March 31, 2023, the Company did not have any material ongoing litigation to which the Company was a party.
19. Acquisition of Assets
On February 6, 2023, the Company acquired Cerveau. Cerveau’s primary asset is MK-6240, a second-generation F 18-labeled positron emission tomography (“PET”) imaging agent that targets Tau tangles in Alzheimer’s disease. The Company determined that upon review of the Cerveau acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
In February 2023, the Company made an upfront payment of approximately $35.3 million to the selling stockholders of Cerveau (the “Selling Stockholders”) and expects to pay an additional $10.0 million upon successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. The purchase agreement pursuant to which the Company purchased Cerveau specifies, among other things, that certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
In December 2022, the Company made upfront payments of $260.0 million to POINT Biopharma Global Inc. (“Point”) as a part of an asset acquisition with the potential for additional milestone payments of approximately $1.8 billion for the two licensed assets based on U.S. Food and Drug Administration (“FDA”) approval and net sales and commercial milestones.
Under the terms of the license agreement between Lantheus Two and POINT for PNT2002, Lantheus Two paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002.
Under the terms of the license agreement between Lantheus Three and POINT for PNT2003, Lantheus Three paid POINT an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003.
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
20. Segment Information
The Company operates as one business segment: the development, manufacture and sale of innovative imaging diagnostics, radiotherapeutics, and artificial intelligence solutions designed to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. This conclusion reflects the Company’s focus on the performance of the business on a consolidated worldwide basis. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer. The Company’s chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in the face of competition; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) the efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; (v) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (vi) our ability to successfully continue existing clinical development partnerships using MK-6240 as a research tool and to further develop and commercialize such research tool; and (vii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview

Our Business
With more than 65 years of experience in delivering life-changing science, we are committed to deliver better patient outcomes and improve lives through diagnostics, radiotherapeutics and artificial intelligence solutions that enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology diagnostics and therapeutics help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma services platforms, and includes our license of RELISTOR to Bausch Health Companies, Inc. (“Bausch”).
Our commercial products are used by oncologists, urologists, nuclear medicine physicians, cardiologists, sonographers, technologists, radiologists, and internal medicine physicians working in a variety of clinical settings. We believe that our diagnostic products provide improved information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
We produce and market our products throughout the U.S., selling primarily to hospitals, independent diagnostic testing facilities, government facilities, integrated delivery networks, radiopharmacies, clinics, and group practices. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Somerset, New Jersey; Montreal, Canada and Lund, Sweden.
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
With respect to PNT2002, POINT is generally responsible for funding and development activities required for FDA approval, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the PNT2002 License Agreement.
With respect to PNT2003, POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings, and we are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the PNT2003 License Agreement.
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements included herein.
Acquisition of Cerveau Technologies, Inc.
On February 6, 2023, we announced that we acquired Cerveau. Cerveau’s asset is MK-6240, a second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the agreement, we paid the Selling Stockholders an upfront payment of $35 million and potentially will pay additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the stock purchase agreement pursuant to which we purchased Cerveau, certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements included herein.
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
Issuance of Convertible Notes
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027, which includes $75.0 million in aggregate principal amount of the Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI, as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, impacted by the following:
Continued Growth of PYLARIFY
PYLARIFY, an F 18-labeled PET imaging agent targeting prostate-specific membrane antigen (“PSMA”), was approved by the FDA in May 2021 and commercially launched in the U.S. in June 2021.
In March 2022, we announced a strategic collaboration with Novartis to include PYLARIFY in prostate cancer trials with PLUVICTO, Novartis’ PSMA-targeted therapeutic. In addition, in 2022, we entered into an agreement with Curium to add PYLARIFY to its PSMA-targeted therapeutic clinical trial referred to by Curium as ECLIPSE. Both of these collaborations, as well as other collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology.” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
In addition to our network of PET manufacturing facilities (“PMFs”), we partnered with academic medical centers in the U.S. that have radioisotope-producing cyclotrons who have expressed an interest in manufacturing PYLARIFY.
Our commercial launch required obtaining necessary market access which included, but was not limited to, adequate coding, coverage and payment for PYLARIFY, including coverage from Medicare, Medicaid and other government payors, as well as private payors. We received notification that our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted Transitional Pass-Through Payment Status in the hospital outpatient setting (“TPT Status”) for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY could expire on December 31, 2024.
The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved and additional ones are in development. PYLARIFY’s competition is primarily two commercially available gallium-68-based PSMA imaging agents and other non-PSMA-based imaging agents, commonly referred to as conventional imaging. We also could face potential competition from an F 18 PSMA PET imaging agent.
In connection with the acquisition of Progenics in June 2020, we issued CVRs tied to the financial performance of PYLARIFY. Each CVR entitles its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by

PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, but not to exceed, in the aggregate, 19.9% of the total consideration we paid in the acquisition of Progenics. Based on our 2022 PYLARIFY net sales, we determined that the aggregate payment obligation under the CVRs was $99.7 million, which is the maximum amount payable under the CVRs. We expect to make that payment during the second quarter of 2023 in full satisfaction of the CVRs.
PYLARIFY AI Use
During 2021, we announced that EXINI was granted 510(k) clearance by the FDA in the U.S. and received European Conformity Marking (“CE marking”) in Europe for aPROMISE. We commercially launched aPROMISE under the name PYLARIFY AI in the U.S. in November 2021. During the second quarter of 2022, we received a new 510(k) clearance for an updated version of our PYLARIFY AI platform.
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
Continued Growth of DEFINITY
As we continue to educate the physician and healthcare provider community about the benefits and risks of DEFINITY, we believe we will be able to continue to grow the appropriate use of DEFINITY through growth in the total addressable market as well as instances where there are suboptimal echocardiograms. In a U.S. market with three echocardiography ultrasound enhancing agents approved by the FDA, we estimate that DEFINITY will continue to hold approximately 80% market share.
As we continue to expand our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method of use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037.
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
Expansion of Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage diagnostic and therapeutic product opportunities in oncology and other strategic areas that will complement our existing portfolio.
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Pharma Services and Digital Solutions businesses and is focused on enabling precision medicine with biomarkers and digital solutions.
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, by optimizing core assets geographically and by driving value through non-core assets. For example, with respect to PYLARIFY, we have licensed the development and commercialization rights of that imaging agent in Europe to Curium. Similarly, we licensed the commercialization rights for RELISTOR to Bausch and the commercialization rights for flurpiridaz fluorine-18 to GE Healthcare Limited.
•Pharma Services – We use our Pharma Services business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Services business is to gain early access to innovation, de-risk the development, data generation and co-funding of our pipeline through collaborations, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression, primarily with respect to different oncological diseases. For example, piflufolastat F 18 is currently being used by Curium, Novartis, POINT and Regeneron in those companies’ prostate cancer therapeutic drug development programs. Our acquisition of Cerveau in February 2023 added MK-6240 to our biomarker portfolio. MK-6240 is currently being used in more than sixty academic and industry clinical trials for several late-stage Alzheimer’s disease therapeutic candidates being developed by more than sixteen pharmaceutical companies.
In addition, we continue to expand our Microbubble Platform. In December 2022, we announced a strategic collaboration with SonoThera, Inc. (“SonoThera”), which will use our microbubbles in combination with SonoThera’s ultrasound-guided, non-viral, gene therapy platform and treatments. We also have additional collaborations with other partners that are generally designed to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is intended to be used as a vehicle to deliver a therapeutic drug.
•Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. Our digital solutions include aPROMISE and aBSI (as defined below). aPROMISE, which is currently sold as PYLARIFY AI in the U.S., is artificial intelligence medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. aBSI is FDA cleared and CE marked. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, Phase III study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with metastatic castration-resistant prostate cancer. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions.
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
Although we have the most globally diverse Mo-99 supply chain with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. When one supplier experiences outages, we generally rely on Mo-99 supply from the other suppliers to limit the impact of the outages. We believe we effectively manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a negative effect on our business, results of operations, financial condition and cash flows.
To augment our current supply of Mo-99, we have a strategic arrangement with SHINE Medical Technologies LLC (“SHINE”) for the future supply of Mo-99. Under the terms of the supply agreement, entered into in November 2014, SHINE will provide Mo-99 produced using its proprietary LEU-solution technology for use in our TechneLite generators once SHINE’s facility becomes operational and receives all necessary regulatory approvals, which SHINE now estimates will occur in 2024. The term of this arrangement provides for three years of supply of Mo-99. However, we cannot provide assurance that SHINE will be able to produce commercial quantities of Mo-99 for our business, or that SHINE, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs.
Inventory Supply
We obtain a substantial portion of our Precision Diagnostics from a third party supplier. Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY and our sole source manufacturer of select other products. On February 23, 2022, LMI entered into a Manufacturing and Supply Agreement (the “MSA”) with JHS, effective as of February 23, 2022, pursuant to which JHS will manufacture, and LMI will purchase, DEFINITY and select other products. The new MSA supersedes all of the prior agreements of the parties. The initial term of the MSA runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The MSA requires LMI to purchase from JHS specified percentages of its total requirements for DEFINITY, as well as specified quantities of select other products, each year during the contract term, except to the extent that LMI has the right to withhold payment for defective product and cancel orders for untimely delivery without penalty. Either party can terminate the MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on Samsung BioLogics as our sole source manufacturer of DEFINITY RT.

In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus to produce DEFINITY. On February 22, 2022, we received FDA approval of our supplemental new drug application authorizing commercial manufacturing of DEFINITY at our new facility. We believe this facility will allow us to better manage DEFINITY manufacturing and inventory, reduce our costs in a potentially more price competitive environment, and provide us with supply chain redundancy.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, AZEDRA and TechneLite generators cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our facilities in North Billerica, Massachusetts and Somerset, New Jersey, as well as at our PMF partner manufacturing facilities across the U.S.
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
•We are also exploring additional lifecycle management opportunities for some of our current products, including PYLARIFY.
PNT2002
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change $	Change %
Revenues	$300,784	$208,880	$91,904	44.0%
Cost of goods sold	223,708	79,810	143,898	180.3%
Gross profit	77,076	129,070	(51,994)	(40.3)%
Operating expenses
Sales and marketing	32,617	20,354	12,263	60.2%
General and administrative	23,271	37,588	(14,317)	(38.1)%
Research and development	30,532	12,203	18,329	150.2%
Total operating expenses	86,420	70,145	16,275	23.2%
Operating (loss) income	(9,344)	58,925	(68,269)	(115.9)%
Interest expense	4,991	1,509	3,482	230.7%
Other income	(3,231)	(485)	(2,746)	566.2%
(Loss) income before income taxes	(11,104)	57,901	(69,005)	(119.2)%
Income tax (benefit) expense	(8,297)	14,939	(23,236)	(155.5)%
Net (loss) income	$(2,807)	$42,962	$(45,769)	(106.5)%

Comparison of the Periods Ended March 31, 2023 and 2022
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes out-licensing arrangements, partnerships that focus on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms, and on our other products, such as RELISTOR.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change $	Change %
PYLARIFY	195,470	92,777	102,693	N/A
Other radiopharmaceutical oncology	717	1,327	(610)	(46.0)%
Total radiopharmaceutical oncology	196,187	94,104	102,083	108.5%
DEFINITY	$68,824	$58,328	$10,496	18.0%
TechneLite	20,986	22,605	(1,619)	(7.2)%
Other precision diagnostics	5,807	5,265	542	10.3%
Total precision diagnostics	95,617	86,198	9,419	10.9%
Strategic partnerships and other revenue	8,980	28,578	(19,598)	(68.6)%
Total revenues	$300,784	$208,880	$91,904	44.0%
The increase in revenues for the three months ended March 31, 2023, is primarily driven by an increase in PYLARIFY and DEFINITY sales volume. The increase is offset, in part, by a decrease in Strategic Partnerships and Other Revenue due to the revenue recognized from the Novartis licensing agreement in the prior year and lower sales volumes from TechneLite driven by opportunistic sales in the prior year.

Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with customers and other third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2023	$13,399
Provision related to current period revenues	6,885
Payments or credits made during the period	(8,359)
Balance, March 31, 2023	$11,925

Gross Profit
The decrease in gross profit for the three months ended March 31, 2023, as compared to the prior year period, is primarily due to the impairment of the AZEDRA currently marketed intangible asset and the Novartis licensing settlement in the prior year partially offset by increased PYLARIFY and DEFINITY sales volumes.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $12.3 million for the three months ended March 31, 2023 as compared to the prior year period. This was primarily driven by the continued promotion activities of PYLARIFY and increased employee-related costs.
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
General and administrative expenses decreased $14.3 million for the three months ended March 31, 2023 compared to the prior period. This was primarily driven by an $19.8 million net reduction for the fair value adjustments to the contingent asset and liabilities in the first quarter of 2022 (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and insurance settlement in 2022. This decrease is partially offset by increased employee-related costs, professional fees and investment in technology.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $18.3 million for the three months ended March 31, 2023 as compared to the prior year period. This was primarily driven by the AZEDRA IPR&D asset impairment loss of $15.6 million and higher costs driven by an increased headcount. These increases were offset, in part, by lower clinical expenses related to our ARROW Phase 2 study.
Interest Expense
Interest expense increased by approximately $3.5 million for the three months ended March 31, 2023 as compared to the prior year period due to the issuance of the Notes on December 8, 2022, which was partially offset by the interest rate swap agreements from the prior year.

Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	74.7%	25.8%
Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate of 21% primarily due to the income tax benefit associated with stock compensation deductions.
The increase in the effective income tax rate for the three months ended March 31, 2023 is primarily due to the impact of our stock compensation deductions in relation to the pre-tax loss.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$108,500	$10,264
Net cash used in investing activities	$(44,513)	$(1,390)
Net cash used in financing activities	$(8,669)	$(2,179)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $108.5 million in the three months ended March 31, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash were the timing of payments for income taxes and to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was due to $35.3 million for our asset acquisition of Cerveau and $9.2 million of capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2022 was primarily due to $3.2 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $11.2 million offset by proceeds of $1.8 million from stock option exercises.
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
Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Facility.
As of March 31, 2023, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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
Funding Requirements
Our future capital requirements will depend on many factors, including:
•The amount and timing of the calculated cash payment related to the CVRs (as described further in Note 4, “Fair Value of Financial Instruments”);
•The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY and DEFINITY, as well as any additional products that we may market in the future;
•Revenue mix shifts and associated volume and selling price changes that could result from additional competition or changes in customers’ product demand;
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
Disruption in our financial performance could occur if we experience significant adverse changes in product or customer mix, broad economic downturns, sustained inflation, adverse industry or company conditions or catastrophic external events, including pandemics such as COVID-19, natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to further implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, assets securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Credit Agreement. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Credit Agreement, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with those covenants. However, we cannot provide assurance that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.
At March 31, 2023, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $470.9 million of cash and cash equivalents at March 31, 2023. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
The CVRs we issued in our acquisition of Progenics entitle holders thereof to future cash payments of a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, but not to exceed, in the aggregate, 19.9% of the total consideration we paid in the acquisition of Progenics. Refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities. Based on our 2022 PYLARIFY net sales, we determined that the aggregate payment obligation under the CVRs was $99.7 million, which is the maximum amount payable under the CVRs. We expect to make that payment during the second quarter of 2023 in full satisfaction of the CVRs.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $470.9 million as of March 31, 2023, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2023. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the pandemic status and geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 18, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2023. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased prior to the three months ended March 31, 2023. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2023*	3,824	$54.88	0	$75.0 million
February 2023*	1,753	$60.03	0	$75.0 million
March 2023*	148,569	$72.95	0	$75.0 million
Total	154,146		0	$75.0 million
    ________________________________
*    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	May 4, 2023

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 4, 2023