Form 10-Q
period 2023-06-30
Lantheus Holdings, Inc.
filed 2023-08-03
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,430,697 shares of common stock, $0.01 par value, outstanding as of July 28, 2023.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$414,076	$415,652
Accounts receivable, net	256,277	213,397
Inventory	51,801	35,475
Other current assets	22,906	13,092
Assets held for sale	7,159	—
Total current assets	752,219	677,616
Property, plant and equipment, net	129,981	122,166
Intangibles, net	221,004	315,285
Goodwill	61,189	61,189
Deferred tax assets, net	134,201	110,647
Other long-term assets	39,126	34,355
Total assets	$1,337,720	$1,321,258
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$384	$354
Accounts payable	38,861	20,563
Short-term contingent liability	—	99,700
Accrued expenses and other liabilities	114,798	127,084
Total current liabilities	154,043	247,701
Asset retirement obligations	22,729	22,543
Long-term debt, net and other borrowings	559,235	557,712
Other long-term liabilities	49,068	46,155
Total liabilities	785,075	874,111
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 69,755 and 68,851 shares issued as of June 30, 2023 and December 31, 2022, respectively)	698	689
Additional paid-in capital	729,733	715,875
Treasury Stock at cost - 1,339 shares as of June 30, 2023 and December 31, 2022	(75,000)	(75,000)
Accumulated deficit	(101,834)	(193,158)
Accumulated other comprehensive loss	(952)	(1,259)
Total stockholders’ equity	552,645	447,147
Total liabilities and stockholders’ equity	$1,337,720	$1,321,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$321,700	$223,723	$622,484	$432,603
Cost of goods sold	119,053	85,694	342,761	165,504
Gross profit	202,647	138,029	279,723	267,099
Operating expenses
Sales and marketing	36,456	27,492	69,073	47,846
General and administrative	26,151	32,598	49,422	70,186
Research and development	15,901	14,735	46,433	26,938
Total operating expenses	78,508	74,825	164,928	144,970
Operating income	124,139	63,204	114,795	122,129
Interest expense	4,933	1,469	9,924	2,978
Other income	(4,482)	(310)	(7,713)	(795)
Income before income taxes	123,688	62,045	112,584	119,946
Income tax expense	29,557	18,987	21,260	33,926
Net income	$94,131	$43,058	$91,324	$86,020
Net income per common share:
Basic	$1.38	$0.63	$1.34	$1.26
Diluted	$1.33	$0.61	$1.31	$1.22
Weighted-average common shares outstanding:
Basic	68,371	68,674	68,062	68,343
Diluted	71,014	70,796	69,957	70,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$94,131	$43,058	$91,324	$86,020
Other comprehensive income:
Foreign currency translation	426	(224)	307	(84)
Unrealized gain on cash flow hedges, net of tax	—	637	—	2,893
Total other comprehensive income	426	413	307	2,809
Comprehensive income	$94,557	$43,471	$91,631	$88,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—	—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—	—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—	—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	1,339	$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516
Net income	—	—	—	—	—	94,131	—	94,131
Other comprehensive income	—	—	—	—	—	—	426	426
Stock option exercises and employee stock plan purchases	73	1	—	—	1,346	—	—	1,347
Vesting of restricted stock awards and units	68	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(16)	—	—	—	(1,467)	—	—	(1,467)
Stock-based compensation	—	—	—	—	12,692	—	—	12,692
Balance, June 30, 2023	69,755	$698	1,339	$(75,000)	$729,733	$(101,834)	$(952)	$552,645

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	67,739	$677	—	$—	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	—	—	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	—	—	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	—	—	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	—	$—	$691,516	$(178,263)	$1,911	$515,850
Net income	—	—	—	—	—	43,058	—	43,058
Other comprehensive income	—	—	—	—	—	—	413	413
Stock option exercises and employee stock plan purchases	61	1	—	—	1,422	—	—	1,423
Vesting of restricted stock awards and units	108	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(13)	(1)	—	—	(823)	—	—	(824)
Stock-based compensation	—	—	—	—	7,412	—	—	7,412
Balance, June 30, 2022	68,726	$687	—	$—	$699,526	$(135,205)	$2,324	$567,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$91,324	$86,020
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	30,375	23,893
Impairment of long-lived assets	138,050	—
Asset retirement obligation acceleration	—	500
Amortization of debt related costs	2,155	491
Changes in fair value of contingent assets and liabilities	(8,975)	26,900
Provision for excess and obsolete inventory	3,179	3,185
Stock-based compensation	22,359	13,035
Deferred taxes	(39,616)	6,598
Long-term indemnification receivable	(327)	(793)
Long-term income tax payable and other long-term liabilities	1,386	1,154
Other	1,735	2,172
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(39,078)	(100,994)
Inventory	(19,255)	(2,013)
Other current assets	(9,260)	744
Other long-term assets	—	(533)
Accounts payable	14,186	(861)
Accrued expenses and other liabilities	(112,004)	23,363
Net cash provided by operating activities	76,234	82,861
Investing activities
Capital expenditures	(19,865)	(7,533)
Proceeds from sale of assets, net	—	1,800
Acquisition of assets, net	(45,345)	—
Net cash used in investing activities	(65,210)	(5,733)
Financing activities
Payments on long-term debt and other borrowings	(528)	(5,219)
Contingent value rights settlement	(3,700)	—
Proceeds from stock option exercises	3,189	6,780
Proceeds from issuance of common stock	940	577
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(12,621)	(6,328)
Net cash used in financing activities	(12,720)	(4,190)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	139	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,557)	72,919
Cash, cash equivalents and restricted cash, beginning of period	417,241	100,651
Cash, cash equivalents and restricted cash, end of period	$415,684	$173,570

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$414,076	$171,427
Restricted cash included in other long-term assets	1,608	2,143
Cash, cash equivalents and restricted cash at end of period	$415,684	$173,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc., Lantheus MI Real Estate, LLC, Lantheus Two, LLC, Lantheus Three, LLC and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future period.
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
In connection with the Progenics Acquisition, Lantheus Holdings issued 26,844,877 shares of Lantheus Holdings common stock and 86,630,633 contingent value rights (each a “CVR”) tied to the financial performance of PYLARIFY to former Progenics stockholders and option holders. Each CVR entitled its holder to receive a pro rata share of aggregate cash payments equal to 40% of United States (“U.S.”) net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively. The Company’s aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the Progenics Acquisition, was capped at 19.9% of the total consideration the Company paid in the Progenics Acquisition. Based on the Company’s 2022 PYLARIFY net sales, the Company determined that the aggregate payment obligation under the CVRs was $99.6 million, which was the maximum amount payable. The Company paid out this amount in May 2023 in full satisfaction of the CVRs.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the six months ended June 30, 2023.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines (in thousands)	2023	2022	2023	2022
Product revenue, net(1)	$314,084	$217,782	$606,340	$397,791
License and royalty revenues(2)	7,616	5,941	16,144	34,812
Total revenues	$321,700	$223,723	$622,484	$432,603
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
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc. (“AAA”), Endocyte, Inc. (“Endocyte”) and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with certain litigation, and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded revenue in the future as product is provided. In accordance with the Company's ASC 606, Revenue from Contracts with Customers, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million that Novartis paid to the Company pursuant to the Novartis Agreement constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value of the license to be $24.0 million, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which Novartis, as the licensee, was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022.
Revenue by product category on a net basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
PYLARIFY	$210,522	$130,232	$405,992	$223,009
Other radiopharmaceutical oncology	818	928	1,535	2,255
Total radiopharmaceutical oncology	211,340	131,160	407,527	225,264
DEFINITY	70,529	62,306	139,353	120,634
TechneLite	21,594	19,440	42,580	42,045
Other precision diagnostics	5,454	5,363	11,261	10,628
Total precision diagnostics	97,577	87,109	193,194	173,307
Strategic partnerships and other revenue	12,783	5,454	21,763	34,032
Total revenues	$321,700	$223,723	$622,484	$432,603
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$302,605	$302,605	$—	$—
Total assets	$302,605	$302,605	$—	$—
Liabilities:
Contingent consideration liabilities	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

	December 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$342,646	$342,646	$—	$—
Total assets	$342,646	$342,646	$—	$—
Liabilities:
Contingent consideration liabilities	$111,600	$—	$—	$111,600
Total liabilities	$111,600	$—	$—	$111,600

During the three and six months ended June 30, 2023, there were no transfers into or out of Level 3.
As part of the Progenics Acquisition, the Company issued CVRs and recorded the fair value as part of consideration transferred. Each CVR entitled its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, subject to a maximum cap. Refer to Note 1, “Basis of Presentation” for further details on the CVRs. Based on the U.S. net sales generated by PYLARIFY in 2022, the Company paid out the maximum amount payable under the CVRs from available cash in May 2023 in full satisfaction of the CVR obligation.
The Company also assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 (also known as 131 I-MIP-1095) and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million related to a 1404 commercialization milestone. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the 2013 Acquisition each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at June 30, 2023.

	Fair Value at				Assumptions
(in thousands)	June 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	June 30, 2023	December 31, 2022
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	$—	$99,700	Probability adjusted discounted cash flow model	Period of expected milestone achievement and sales targets	May 2023	2022 - 2023
				Probability of success	N/A	100%
1095 commercialization milestone	1,700	1,700	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	4.1%	3.8%
Net sales targets - AZEDRA and 1095	1,300	10,200	Monte Carlo simulation
				Probability of success and sales targets	40% - 100%	20% - 100%
				Discount rate	16% - 17%	16% - 17%
Total	$3,000	$111,600
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value, beginning of period	$—	$9,300	$111,600	$86,200
Changes in fair value included in net (loss) income	—	(1,600)	(8,975)	25,300
Cash payments	—	—	(99,625)	—
Fair value, end of period	$—	$7,700	$3,000	$111,500
The change in fair value of the contingent financial liabilities resulted in a reduction of general and administrative expense of $8.9 million for the six months ended June 30, 2023 and was primarily due to changes in revenue forecasts and the passage of time (excluding the CVRs). The Company made the applicable cash payment related to the CVRs in May 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income tax expense	$29,557	$18,987	$21,260	$33,926
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

6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$25,312	$19,987
Work in process	11,403	8,234
Finished goods	15,086	7,254
Total inventory	$51,801	$35,475

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of June 30, 2023.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Land	$9,480	$13,450
Buildings	70,467	76,329
Machinery, equipment and fixtures	94,670	92,604
Computer software	26,373	25,864
Construction in progress	29,931	14,047
	230,921	222,294
Less: accumulated depreciation and amortization	(100,940)	(100,128)
Total property, plant and equipment, net	$129,981	$122,166
Depreciation and amortization expense related to property, plant and equipment, net, was $3.3 million for the three months ended June 30, 2023 and 2022, respectively, and $6.7 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively.
During the three months ended June 30, 2023, as a result of a decline in expected future cash flows related to a certain asset group, the Company determined certain impairment triggers had occurred. The Company reviewed revised undiscounted cash flows that were estimated to be generated by the asset group as of June 30, 2023. Based on the undiscounted cash flow analysis, the Company determined that the asset group had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a noncash impairment of $6.0 million for the six months ended June 30, 2023 in cost of goods sold in the condensed consolidated statements of operations.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of June 30, 2023. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close during the second half of 2023.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Compensation and benefits	$25,059	$30,425
Freight, distribution and operations	60,206	49,067
Accrued rebates, discounts and chargebacks	11,087	13,399
Accrued professional fees	7,288	8,668
Other	11,158	25,525
Total accrued expenses and other liabilities	$114,798	$127,084

Operating lease liabilities (Note 16)	$31,252	$25,442
Long-term contingent liability (Note 4)	3,000	11,900
Other long-term liabilities	14,816	8,813
Total other long-term liabilities	$49,068	$46,155

9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of June 30, 2023, the liability is measured at the present value of the obligation expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2023	$22,543
Accretion expense	186
Balance at June 30, 2023	$22,729
The Company is required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating the Company’s ability to fund the decommissioning of its North Billerica, Massachusetts and Somerset, New Jersey production facilities, respectively, upon closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net
Intangibles, net, consisted of the following:

	June 30, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,143)	$1,397
Customer relationships	5 - 25	Accelerated	158,017	(104,827)	53,190
Currently marketed products	9	Straight-Line	132,800	(30,899)	101,901
Licenses	11 - 16	Straight-Line	85,800	(22,874)	62,926
Developed technology	9	Straight-Line	2,400	(810)	1,590
Total			$392,557	$(171,553)	$221,004

	December 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,061)	$1,479
Customer relationships	15 - 25	Accelerated	96,681	(95,009)	1,672
Currently marketed products	9 - 15	Straight-Line	275,700	(47,628)	228,072
Licenses	11 - 16	Straight-Line	85,800	(19,101)	66,699
Developed technology	9	Straight-Line	2,400	(677)	1,723
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,761	$(174,476)	$315,285
The Company recorded amortization expense for its intangible assets of $12.4 million and $8.3 million for the three months ended June 30, 2023 and 2022, respectively and $23.5 million and $16.6 million for the six months ended June 30, 2023 and 2022, respectively.
In March 2023, the Company stopped all development activities in relation to a future indication associated with AZEDRA, which is classified as an in process research and development (“IPR&D”) intangible asset. The Company did not identify any alternative future uses or development programs for the asset, therefore the asset group, which consists of the IPR&D asset and a currently marketed product, was assessed for impairment as of March 31, 2023. The Company considered several factors including market share, price and competitive product offerings in evaluating the quantitative impact of the future cash flows. The Company concluded that the carrying amount exceeded the fair value of the asset group, which had no value. Accordingly, in the three months ended March 31, 2023, the Company recorded a non-cash impairment charge associated with the IPR&D asset of $15.6 million in research and development expenses and a non-cash impairment charge of $116.4 million in cost of goods sold in the condensed consolidated statements of operations.
In February 2023, the Company entered into an agreement with Cerveau to purchase all of the outstanding capital stock of Cerveau for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the selling stockholders of Cerveau. This additional contingent payment was capitalized as part of the asset cost and increased the Company’s customer relationship intangible assets. See Note 19, “Acquisition of Assets” for further discussion of the Cerveau acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2023	$24,118
2024	42,045
2025	30,991
2026	31,790
2027	26,263
2028 and thereafter	65,797
Total	$221,004
11. Long-Term Debt, Net, and Other Borrowings
As of June 30, 2023, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(15,736)
Finance lease liabilities	355
Total	559,619
Less: current portion	(384)
Total long-term debt, net and other borrowings	$559,235
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of June 30, 2023, there were no outstanding borrowings under the 2022 Revolving Facility.
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
2022 Credit Agreement

Period	Total Net Leverage Ratio
Q2 2023 to Q4 2023	4.00 to 1.00
Q1 2024 and thereafter	3.50 to 1.00
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
As of June 30, 2023, the carrying value of the Notes was $575.0 million and the fair value of the liability was $575.0 million. The Company recorded interest expense of approximately $3.9 million and $7.8 million related to the Notes for the three and six months ended June 30, 2023, respectively. There were no conversions of Notes during the six months ended June 30, 2023.

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
13. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income, net of tax of zero and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at January 1, 2023	$(1,259)	$—	$(1,259)
Other comprehensive loss before reclassifications	307	—	307
Amounts reclassified to earnings	—	—	—
Balance at June 30, 2023	$(952)	$—	$(952)

Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive (loss) income before reclassifications	(84)	2,710	2,626
Amounts reclassified to earnings	—	183	183
Balance at June 30, 2022	$(838)	$3,162	$2,324
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$2,231	$1,083	$3,873	$1,995
Sales and marketing	1,959	1,675	4,221	2,688
General and administrative	6,670	3,784	11,072	6,786
Research and development	1,832	870	3,193	1,566
Total stock-based compensation expense	$12,692	$7,412	$22,359	$13,035

15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Other long-term assets	$24,205	$19,033
Finance	Property, plant and equipment, net	400	582
Total leased assets		$24,605	$19,615
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,601	$2,177
Finance	Current portion of long-term debt and other borrowings	384	354
Noncurrent
Operating	Other long-term liabilities	31,252	25,442
Finance	Long-term debt, net and other borrowings	(29)	231
Total leased liabilities		$33,208	$28,204
On May 4, 2023, the Company entered into a modification to the operating lease for office space in Bedford, Massachusetts, (the “Existing Premises”) that was executed in February 2022. The lease commenced and was recorded in December 2022 for $11.0 million and the initial term was set to expire in June 2031. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2024, which may result in an additional adjustment to the right of use asset and liability. The Additional Premises are currently being renovated and the associated right-of-use asset and liability will be recorded once renovations are substantially complete. The lease payments for the Additional Premises are currently expected to commence in the second half of 2024 when renovation of the Additional Premises is expected to be completed.
16. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$94,131	$43,058	$91,324	$86,020

Basic weighted-average common shares outstanding	68,371	68,674	68,062	68,343
Effect of dilutive stock options	399	443	391	441
Effect of dilutive restricted stock	1,447	1,679	1,504	1,628
Effect of convertible debt instrument	797	—	—	—
Diluted weighted-average common shares outstanding	71,014	70,796	69,957	70,412

Basic income per common share	$1.38	$0.63	$1.34	$1.26
Diluted income per common share	$1.33	$0.61	$1.31	$1.22

Antidilutive securities excluded from diluted net income per common share	349	268	389	196
Impact of the Notes
The Company considered whether the Notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis.

While this feature is considered to be a participating right; basic earnings per share is only impacted if the Company’s earnings exceeds the current share price, regardless of whether such dividend is declared. During the six months ended June 30, 2023 and 2022, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. During the three months ended June 30, 2023, the average price per share of the Company’s Common Stock exceeded the conversion price of the Notes. During the six months ended June 30, 2023, the average price per share of the Company's Common Stock was below the conversion price of the Notes.
17. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Foreign currency (gains) losses	$(224)	$125	$22	$44
Tax indemnification income, net	(232)	(396)	(328)	(792)
Interest income	(4,027)	(39)	(7,550)	(47)
Other	1	—	143	—
Total other income	$(4,482)	$(310)	$(7,713)	$(795)
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
As of June 30, 2023, the Company did not have any material ongoing litigation to which the Company was a party.

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
In February 2023, the Company made an upfront payment of approximately $35.3 million to the stockholders of Cerveau (the “Selling Stockholders”) and paid an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. The purchase agreement pursuant to which the Company purchased Cerveau specifies, among other things, that certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
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
21. Subsequent Events
On August 2, 2023, the Company entered into an agreement to sell the right to all of its RELISTOR net sales royalties under its license agreement with Bausch, relating to royalties payable in respect of the second quarter of 2023 and subsequent quarters. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. Proceeds from this transaction will be used in the Company’s core businesses and product pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products from other products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) the efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; (v) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (vi) our ability to successfully continue existing clinical development partnerships using MK-6240 as a research tool and to further develop and commercialize such research tool; and (vii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Overview

Our Business
With more than 65 years of experience in delivering life-changing science, we are committed to delivering better patient outcomes and improving lives through diagnostics, radiotherapeutics and artificial intelligence solutions that enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology diagnostics and therapeutics help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma services platforms, and includes our license of RELISTOR to Bausch Health Companies, Inc. (“Bausch”).
Our commercial products are used by oncologists, urologists, nuclear medicine physicians, cardiologists, sonographers, technologists, radiologists, and internal medicine physicians working in a variety of clinical settings. We believe that our diagnostic products provide improved clinical insight that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
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
In April 2023, we announced with POINT that the FDA had granted Fast Track designation for PNT2002. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address unmet needs.
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
Acquisition of Cerveau Technologies, Inc.
On February 6, 2023, we announced that we acquired Cerveau. Cerveau’s asset is MK-6240, a second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the agreement, we paid the Selling Stockholders an upfront payment of $35.0 million in February 2023 and paid an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Selling Stockholders are also eligible to receive additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the stock purchase agreement for Cerveau, certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.

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
During 2021, 2022 and the first half of 2023, we hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality and Medical Affairs.
In addition to our network of PET manufacturing facilities (“PMFs”), we partnered with academic medical centers in the U.S. that have radioisotope-producing cyclotrons who have expressed an interest in manufacturing PYLARIFY.
Our commercial launch required obtaining necessary market access which included, but was not limited to, adequate coding, coverage and payment for PYLARIFY, including coverage from Medicare, Medicaid and other government payors, as well as private payors. We received notification that our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted Transitional Pass-Through Payment Status (“TPT Status”) in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY could expire on December 31, 2024.
The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, a recently approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents, commonly referred to as conventional imaging.
In connection with the acquisition of Progenics in June 2020, we issued CVRs tied to the financial performance of PYLARIFY. Each CVR entitled its holder to receive a pro rata share of aggregate cash payments equal to 40% of U.S. net sales generated by PYLARIFY in 2022 and 2023 in excess of $100.0 million and $150.0 million, respectively, but not to exceed, in the aggregate, 19.9% of the total consideration we paid in the acquisition of Progenics. Based on our 2022 PYLARIFY net sales, we determined that the aggregate payment obligation under the CVRs was $99.6 million, which was the maximum amount payable under the CVRs. We paid $99.6 million to the CVR holders during May 2023 in full satisfaction of our obligations under the CVRs.
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
Continued Growth of DEFINITY

We believe we will be able to increase use of DEFINITY through continued education of physicians and healthcare providers about the benefits of ultrasound enhancing agents in suboptimal echocardiograms. The U.S. market currently has three echocardiography ultrasound enhancing agents approved by the FDA; we estimate that DEFINITY will continue to hold at least an 80% market share.
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
Expansion of Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage radiopharmaceutical diagnostic and therapeutic product opportunities in oncology and other strategic areas that will complement our existing portfolio.
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
•Pharma Services – We use our Pharma Services business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Services business is to gain early access to innovation, de-risk the development, data generation and co-funding of our pipeline through collaborations, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression, primarily with respect to different oncological diseases. For example, piflufolastat F 18 is currently being used by Curium, Novartis, POINT and Regeneron in those companies’ prostate cancer therapeutic drug development programs. Our acquisition of Cerveau in February 2023 added MK-6240 to our biomarker portfolio. MK-6240 is currently being used in more than sixty academic and industry clinical trials for several Alzheimer’s disease therapeutic candidates being developed by more than sixteen pharmaceutical companies. Most recently, in collaboration with Ratio Therapeutics, we initiated a Phase I study for LNTH-1363S to evaluate the pharmokinetics, biodistribution and radiation dosimetry in adult health volunteers. LNTH-1363S is our novel fibroblast activation protein, alpha targeted, copper-64 labeled PET imaging agent candidate.
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
Research and Development Expenses
To ensure we remain the leading radiopharmaceutical-focused company in our industry, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
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
•For 1095, our PSMA-targeted iodine-131-labeled small molecule product candidate, we enrolled the last patient in our ARROW Phase 2 study during the second quarter of 2022. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
•We are also developing additional lifecycle management opportunities for PYLARIFY, including preparing a clinical study in favorable intermediate-risk prostate cancer patients, and exploring other possibilities beyond prostate cancer.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenues	$321,700	$223,723	$97,977	43.8%	$622,484	$432,603	$189,881	43.9%
Cost of goods sold	119,053	85,694	33,359	38.9%	342,761	165,504	177,257	107.1%
Gross profit	202,647	138,029	64,618	46.8%	279,723	267,099	12,624	4.7%
Operating expenses
Sales and marketing	36,456	27,492	8,964	32.6%	69,073	47,846	21,227	44.4%
General and administrative	26,151	32,598	(6,447)	(19.8)%	49,422	70,186	(20,764)	(29.6)%
Research and development	15,901	14,735	1,166	7.9%	46,433	26,938	19,495	72.4%
Total operating expenses	78,508	74,825	3,683	4.9%	164,928	144,970	19,958	13.8%
Operating income	124,139	63,204	60,935	96.4%	114,795	122,129	(7,334)	(6.0)%
Interest expense	4,933	1,469	3,464	235.8%	9,924	2,978	6,946	233.2%
Other income	(4,482)	(310)	(4,172)	1345.8%	(7,713)	(795)	(6,918)	870.2%
Income before income taxes	123,688	62,045	61,643	99.4%	112,584	119,946	(7,362)	(6.1)%
Income tax expense	29,557	18,987	10,570	55.7%	21,260	33,926	(12,666)	(37.3)%
Net income	$94,131	$43,058	$51,073	118.6%	$91,324	$86,020	$5,304	6.2%

Comparison of the Periods Ended June 30, 2023 and 2022
Revenues
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
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
PYLARIFY	$210,522	$130,232	$80,290	61.7%	$405,992	$223,009	$182,983	82.1%
Other radiopharmaceutical oncology	818	928	(110)	(11.9)%	1,535	2,255	(720)	(31.9)%
Total radiopharmaceutical oncology	211,340	131,160	80,180	61.1%	407,527	225,264	182,263	80.9%
DEFINITY	70,529	62,306	8,223	13.2%	139,353	120,634	18,719	15.5%
TechneLite	21,594	19,440	2,154	11.1%	42,580	42,045	535	1.3%
Other precision diagnostics	5,454	5,363	91	1.7%	11,261	10,628	633	6.0%
Total precision diagnostics	97,577	87,109	10,468	12.0%	193,194	173,307	19,887	11.5%
Strategic partnerships and other revenue	12,783	5,454	7,329	134.4%	21,763	34,032	(12,269)	(36.1)%
Total revenues	$321,700	$223,723	$97,977	43.8%	$622,484	$432,603	$189,881	43.9%
The increase in revenues for the three months ended June 30, 2023, is primarily driven by an increase in PYLARIFY, DEFINITY and TechneLite sales volume, as well as revenue generated by Cerveau, as recorded in Strategic Partnerships and Other Revenue.
The increase in revenues for the six months ended June 30, 2023, is primarily driven by an increase in PYLARIFY and DEFINITY sales volume, as well as revenue generated by Cerveau, as recorded in Strategic Partnerships and Other Revenue. The increase is offset, in part, by a decrease in Strategic Partnerships and Other Revenue due to the revenue recognized from the Novartis licensing agreement in the prior year.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2023	$13,399
Provision related to current period revenues	13,606
Payments or credits made during the period	(15,918)
Balance, June 30, 2023	$11,087

Gross Profit
The increase in gross profit for the three months ended June 30, 2023, as compared to the prior year period, is primarily due to increased PYLARIFY and DEFINITY sales volumes, partially offset by the impairment related to a certain asset group.

The increase in gross profit for the six months ended June 30, 2023, as compared to the prior year period, is primarily due to the increased PYLARIFY and DEFINITY sales volumes, partially offset by the impairment of the AZEDRA currently marketed intangible asset, the Novartis licensing settlement in the prior year, amortization of Cerveau intangible assets and the impairment related to a certain asset group.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $9.0 million and $21.2 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year period. This was primarily driven by the continued promotion activities of PYLARIFY and increased employee-related costs.
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
General and administrative expenses decreased $6.4 million for the three months ended June 30, 2023 compared to the prior period. This was primarily driven by a $16.0 million net reduction for the fair value adjustments to the contingent asset and liabilities in the second quarter of 2023 (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). This decrease is partially offset by increased employee-related costs, professional fees and investment in technology.
General and administrative expenses decreased $20.8 million for the six months ended June 30, 2023 compared to the prior period. This was primarily driven by a $35.8 million net reduction for the fair value adjustments to the contingent asset and liabilities in the first half of 2023 (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). This decrease is partially offset by increased employee-related costs, professional fees and investment in technology.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $1.2 million for the three months ended June 30, 2023 as compared to the prior year period. This was primarily driven by increased employee-related costs.
Research and development expenses increased $19.5 million for the six months ended June 30, 2023 as compared to the prior year period. This was primarily driven by the AZEDRA IPR&D asset impairment loss of $15.6 million and higher employee-related costs driven by an increased headcount. These increases were offset, in part, by lower clinical expenses related to our ARROW Phase 2 study.
Interest Expense
Interest expense increased by approximately $6.9 million for the six months ended June 30, 2023 as compared to the prior year period due to the issuance of the Notes on December 8, 2022, which was partially offset by the interest rate swap agreements from the prior year.
Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2023	2022
Effective tax rate	18.9%	28.3%
Our effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the income tax benefit associated with stock compensation deductions, partially offset by state income taxes.
The decrease in the effective income tax rate for the six months ended June 30, 2023 is primarily due to the decrease in non-deductible contingency reserve expense and the increase in our stock compensation deductions.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$76,234	$82,861
Net cash used in investing activities	$(65,210)	$(5,733)
Net cash used in financing activities	$(12,720)	$(4,190)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $76.2 million in the six months ended June 30, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were a decrease to accruals related to the CVR payment, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was due to $45.3 million for our asset acquisition of Cerveau and $19.9 million of capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2022 was primarily due to $7.5 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $12.6 million and the CVR initial valuation as of June 30, 2020 of $3.7 million offset by proceeds of $3.2 million from stock option exercises.
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
Under the terms of the 2022 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until December 2, 2027 consisting of revolving loans in an aggregate principal amount not to exceed $350.0 million at any time. The 2022 Revolving Facility includes a $20.0 million sub-facility for the issuance of Letters of Credit. The 2022 Revolving Facility includes a

$10.0 million sub-facility for Swingline Loans. The Letters of Credit, Swingline Loans and the borrowings under the 2022 Revolving Facility are expected to be used for working capital and other general corporate purposes.
Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Facility.
As of June 30, 2023, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of the Notes, which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under the Indenture. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
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
•Our investment in the further clinical development and commercialization of products and development candidates, including PNT2002, PNT2003, 1095 and MK-6240;
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
At June 30, 2023, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $414.1 million of cash and cash equivalents as of June 30, 2023. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $414.1 million as of June 30, 2023, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2023. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
We are required to provide the Massachusetts Department of Public Health and New Jersey Department of Environmental Protection financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts and Somerset, New Jersey production facilities, respectively, upon closure. We have provided this financial assurance in the form of a $30.3 million surety bond.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2023. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased prior to the three months ended June 30, 2023. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2023*	11,215	$89.16	0	$75.0 million
May 2023*	3,997	$98.11	0	$75.0 million
June 2023*	1,272	$89.81	0	$75.0 million
Total	16,484		0	$75.0 million
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On June 15, 2023, Brian Markison, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), providing for the potential sale of up to 10,000 shares of our common stock between September 25, 2023 and December 29, 2023.
On June 2, 2023, Gérard Ber, a member of our Board of Directors, entered into a 10b5-1 Plan providing for the potential sale of up to 15,500 shares of our common stock between September 5, 2023 and February 29, 2024.
On May 17, 2023, Gary Pruden, a member of our Board of Directors, entered into a 10b5-1 Plan providing for the potential sale of up to 12,530 shares of our common stock between August 16, 2023 and July 31, 2024.
On May 16, 2023, Heinz Mäusli, a member of our Board of Directors, entered into a 10b5-1 Plan providing for the potential sale of up to 21,549 shares of our common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between August 15, 2023 and December 29, 2023.
On May 9, 2023, Julie McHugh, a member of our Board of Directors, entered into a 10b5-1 Plan providing for the potential sale of up to 2,180 shares of our common stock between August 8, 2023 and December 29, 2023.

On May 8, 2023, Samuel Leno, a member of our Board of Directors, entered into a 10b5-1 Plan providing for the potential sale of up to 26,479 shares of our common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between August 9, 2023 and August 31. 2023.
On May 22, 2023, Paul Blanchfield, our President, entered into a 10b5-1 Plan providing for the potential sale of up to 1,908 shares of our common stock between August 21, 2023 and November 16, 2023, plus up to 33,820 shares of our common stock that may be issued pursuant to the vesting of an equity award on March 7, 2024. Pursuant to the 10b5-1 Plan, Mr. Blanchfield will also make a gift of 500 shares of common stock on March 7, 2024.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*†	Office Lease by and between LMI and 201 Burlington Road Owner, LLC dated February 14, 2022 (the “Lease”); as amended by the First Amendment To Lease dated May 4, 2023
10.2+	Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan	8-K	001-36569	10.1	May 1, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit have been omitted for confidential treatment pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+    Indicates management contract or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	August 3, 2023

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 3, 2023