Form 10-Q
period 2023-09-30
Lantheus Holdings, Inc.
filed 2023-11-02
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 68,489,153 shares of common stock, $0.01 par value, outstanding as of October 27, 2023.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$614,131	$415,652
Accounts receivable, net	259,198	213,397
Inventory	56,462	35,475
Other current assets	11,485	13,092
Assets held for sale	7,159	—
Total current assets	948,435	677,616
Property, plant and equipment, net	140,293	122,166
Intangibles, net	163,294	315,285
Goodwill	61,189	61,189
Deferred tax assets, net	152,189	110,647
Other long-term assets	56,210	34,355
Total assets	$1,521,610	$1,321,258
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$703	$354
Accounts payable	37,076	20,563
Short-term contingent liability	—	99,700
Accrued expenses and other liabilities	138,823	127,084
Total current liabilities	176,602	247,701
Asset retirement obligations	22,823	22,543
Long-term debt, net and other borrowings	560,576	557,712
Other long-term liabilities	62,850	46,155
Total liabilities	822,851	874,111
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 69,808 and 68,851 shares issued as of September 30, 2023 and December 31, 2022, respectively)	698	689
Additional paid-in capital	743,973	715,875
Treasury Stock at cost - 1,339 shares as of September 30, 2023 and December 31, 2022	(75,000)	(75,000)
Accumulated deficit	30,123	(193,158)
Accumulated other comprehensive loss	(1,035)	(1,259)
Total stockholders’ equity	698,759	447,147
Total liabilities and stockholders’ equity	$1,521,610	$1,321,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$319,946	$239,292	$942,430	$671,895
Cost of goods sold	119,995	91,859	462,756	257,363
Gross profit	199,951	147,433	479,674	414,532
Operating expenses
Sales and marketing	37,399	25,414	106,472	73,260
General and administrative	35,741	23,759	85,163	93,945
Research and development	14,450	12,517	60,883	39,455
Total operating expenses	87,590	61,690	252,518	206,660
Operating income	112,361	85,743	227,156	207,872
Interest expense	5,054	1,626	14,978	4,604
Other (income) expense	(52,649)	1,101	(60,362)	306
Income before income taxes	159,956	83,016	272,540	202,962
Income tax expense	27,999	21,784	49,259	55,710
Net income	$131,957	$61,232	$223,281	$147,252
Net income per common share:
Basic	$1.93	$0.89	$3.27	$2.15
Diluted	$1.88	$0.86	$3.18	$2.08
Weighted-average common shares outstanding:
Basic	68,436	68,756	68,188	68,482
Diluted	70,046	71,075	70,268	70,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$131,957	$61,232	$223,281	$147,252
Other comprehensive income:
Foreign currency translation	(83)	(379)	224	(463)
Unrealized gain on cash flow hedges, net of tax	—	1,049	—	3,942
Total other comprehensive (loss) income	(83)	670	224	3,479
Comprehensive income	$131,874	$61,902	$223,505	$150,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount
Balance, January 1, 2023	68,851	$689	1,339		$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—		—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—		—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—		—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—		—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—		—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—		—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	1,339		$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516
Net income	—	—	—		—	—	94,131	—	94,131
Other comprehensive income	—	—	—		—	—	—	426	426
Stock option exercises and employee stock plan purchases	73	1	—		—	1,346	—	—	1,347
Vesting of restricted stock awards and units	68	1	—		—	(1)	—	—	—
Shares withheld to cover taxes	(16)	—	—		—	(1,467)	—	—	(1,467)
Stock-based compensation	—	—	—		—	12,692	—	—	12,692
Balance, June 30, 2023	69,755	$698	1,339		$(75,000)	$729,733	$(101,834)	$(952)	$552,645
Net income	—	—	—	—	—	—	131,957	—	131,957
Other comprehensive loss	—	—	—		—	—	—	(83)	(83)
Stock option exercises and employee stock plan purchases	25	—	—		—	1,265	—	—	1,265
Vesting of restricted stock awards and units	39	—	—		—	(1)	—	—	(1)
Shares withheld to cover taxes	(11)	—	—		—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—		—	13,976	—	—	13,976
Balance, September 30, 2023	69,808	$698	1,339		$(75,000)	$743,973	$30,123	$(1,035)	$698,759

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	67,739	$677	—	$—	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	—	—	2,396	2,396
Stock option exercises and employee stock plan purchases	296	3	—	—	5,931	—	—	5,934
Vesting of restricted stock awards and units	645	7	—	—	(7)	—	—	—
Shares withheld to cover taxes	(110)	(1)	—	—	(5,503)	—	—	(5,504)
Stock-based compensation	—	—	—	—	5,623	—	—	5,623
Balance, March 31, 2022	68,570	$686	—	$—	$691,516	$(178,263)	$1,911	$515,850
Net income	—	—	—	—	—	43,058	—	43,058
Other comprehensive income	—	—	—	—	—	—	413	413
Stock option exercises and employee stock plan purchases	61	1	—	—	1,422	—	—	1,423
Vesting of restricted stock awards and units	108	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(13)	(1)	—	—	(823)	—	—	(824)
Stock-based compensation	—	—	—	—	7,412	—	—	7,412
Balance, June 30, 2022	68,726	$687	—	$—	$699,526	$(135,205)	$2,324	$567,332
Net income	—	—	—	—	—	61,232	—	61,232
Other comprehensive income	—	—	—	—	—	—	670	670
Stock option exercises and employee stock plan purchases	53	1	—	—	1,555	—	—	1,556
Vesting of restricted stock awards and units	41	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(11)	(1)	—	—	(842)	—	—	(843)
Stock-based compensation	—	—	—	—	8,103	—	—	8,103
Balance, September 30, 2022	68,809	$688	—	$—	$708,341	$(73,973)	$2,994	$638,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$223,281	$147,252
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	45,028	36,048
Impairment of long-lived assets	138,050	—
Asset retirement obligation acceleration	—	1,229
Amortization of debt related costs	3,227	737
Changes in fair value of contingent assets and liabilities	(9,475)	25,400
Provision for excess and obsolete inventory	5,251	4,980
Stock-based compensation	36,335	21,138
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	(51,789)	—
Deferred taxes	(57,649)	14,461
Long-term indemnification receivable	3,929	668
Long-term income tax payable and other long-term liabilities	(2,744)	(538)
Other	3,118	3,188
(Decreases) increases in cash from operating assets and liabilities:
Accounts receivable	(43,044)	(112,031)
Inventory	(25,995)	(4,666)
Other current assets	2,496	314
Other long-term assets	—	(533)
Accounts payable	12,150	8,409
Accrued expenses and other liabilities	(89,196)	30,374
Net cash provided by operating activities	192,973	176,429
Investing activities
Capital expenditures	(34,486)	(13,623)
Proceeds from sale of assets, net	97,839	1,800
Acquisition of assets, net	(45,345)	—
Net cash provided by (used in) investing activities	18,008	(11,823)
Financing activities
Payments on long-term debt and other borrowings	(685)	(7,891)
Contingent value rights settlement	(3,700)	—
Proceeds from stock option exercises	3,462	7,538
Proceeds from issuance of common stock	1,933	1,375
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(13,621)	(7,171)
Net cash used in financing activities	(12,612)	(6,149)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	139	(266)
Net increase in cash, cash equivalents and restricted cash	198,508	158,191
Cash, cash equivalents and restricted cash, beginning of period	417,241	100,651
Cash, cash equivalents and restricted cash, end of period	$615,749	$258,842

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$614,131	$257,259
Restricted cash included in other long-term assets	1,618	1,583
Cash, cash equivalents and restricted cash at end of period	$615,749	$258,842

	Nine Months Ended September 30,
	2023	2022
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$8,573	$2,303
Right-of-use asset obtained in exchange for operating lease liabilities	$29,625	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Lantheus Two, LLC; Lantheus Three, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future period.
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
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements

The Company has not adopted any new accounting standards during the nine months ended September 30, 2023.

3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Products/Service Lines (in thousands)	2023	2022	2023	2022
Product revenue, net(1)	$319,508	$233,366	$925,848	$631,157
License and royalty revenues(2)	438	5,926	16,582	40,738
Total revenues	$319,946	$239,292	$942,430	$671,895
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
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes strategic partnerships and other arrangements related to other products of the Company, including our royalty revenue from our license of RELISTOR. On August 2, 2023, the Company sold the right to its RELISTOR net sales royalties, which is classified as a licensed intangible asset (“RELISTOR royalty asset”), under its license agreement with Bausch Health Companies, Inc. (“Bausch”); the Company retained the rights to future sales-based milestone payments.
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
Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
PYLARIFY	$215,428	$143,754	$621,419	$366,763
Other radiopharmaceutical oncology	848	928	2,383	3,183
Total radiopharmaceutical oncology	216,276	144,682	623,802	369,946
DEFINITY	67,336	60,740	206,688	181,374
TechneLite	23,272	22,094	65,853	64,139
Other precision diagnostics	5,740	6,175	17,002	16,803
Total precision diagnostics	96,348	89,009	289,543	262,316
Strategic partnerships and other revenue	7,322	5,601	29,085	39,633
Total revenues	$319,946	$239,292	$942,430	$671,895
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$562,210	$562,210	$—	$—
Total assets	$562,210	$562,210	$—	$—
Liabilities:
Contingent consideration liabilities	$2,500	$—	$—	$2,500
Total liabilities	$2,500	$—	$—	$2,500

	December 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$342,646	$342,646	$—	$—
Total assets	$342,646	$342,646	$—	$—
Liabilities:
Contingent consideration liabilities	$111,600	$—	$—	$111,600
Total liabilities	$111,600	$—	$—	$111,600

During the three and nine months ended September 30, 2023, there were no transfers into or out of Level 3.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at September 30, 2023.

	Fair Value at				Assumptions
(in thousands)	September 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	September 30, 2023	December 31, 2022
Contingent consideration liability:
Net sales targets - PYLARIFY (CVRs)	N/A	$99,700	Probability adjusted discounted cash flow model	Period of expected milestone achievement and sales targets	N/A	2022 - 2023
				Probability of success	N/A	100%
1095 commercialization milestone	1,700	1,700	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	4.7%	3.8%
Net sales targets - AZEDRA and 1095	800	10,200	Monte Carlo simulation
				Probability of success and sales targets	0% - 40%	20% - 100%
				Discount rate	16%	16% - 17%
Total	$2,500	$111,600
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value, beginning of period	$—	$9,300	$111,600	$86,200
Changes in fair value included in net (loss) income	—	(1,100)	(9,475)	24,300
Cash payments	—	—	(99,625)	—
Fair value, end of period	$—	$8,200	$2,500	$110,500
The change in fair value of the contingent financial liabilities resulted in a reduction of general and administrative expense of $9.5 million for the nine months ended September 30, 2023 and was primarily due to changes in revenue forecasts and the passage of time (excluding the CVRs). The Company made the applicable cash payment related to the CVRs in May 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income tax expense	$27,999	$21,784	$49,259	$55,710
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are realizable, the Company evaluated all available evidence, and weighed the objective evidence and expected impact. The Company continues to retain immaterial valuation allowances against the net deferred tax assets of certain of its foreign subsidiaries.
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
During the third quarter of 2023, the Company entered into a settlement agreement with one state, for which the Company was indemnified pursuant to the tax indemnification agreement, and accordingly reduced the amount of uncertain tax positions by $4.8 million. The Company continues to accrue interest on the outstanding uncertain tax positions.
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$26,936	$19,987
Work in process	9,968	8,234
Finished goods	19,558	7,254
Total inventory	$56,462	$35,475

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of September 30, 2023.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Land	$9,480	$13,450
Buildings	69,425	76,329
Machinery, equipment and fixtures	101,196	92,604
Computer software	26,515	25,864
Construction in progress	37,742	14,047
	244,358	222,294
Less: accumulated depreciation and amortization	(104,065)	(100,128)
Total property, plant and equipment, net	$140,293	$122,166
Depreciation and amortization expense related to property, plant and equipment, net, was $2.9 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, and $9.6 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of September 30, 2023. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close during the first half of 2024.
8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Compensation and benefits	$29,588	$30,425
Freight, distribution and operations	65,751	49,067
Accrued rebates, discounts and chargebacks	11,699	13,399
Accrued professional fees	9,229	8,668
Other	22,556	25,525
Total accrued expenses and other liabilities	$138,823	$127,084

Operating lease liabilities (Note 15)	$54,417	$25,442
Long-term contingent liability (Note 4)	2,500	11,900
Other long-term liabilities	5,933	8,813
Total other long-term liabilities	$62,850	$46,155

9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of September 30, 2023, the liability is measured at the present value of the obligation expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2023	$22,543
Accretion expense	280
Balance at September 30, 2023	$22,823
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
10. Intangibles, Net
Intangibles, net, consisted of the following:

	September 30, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,179)	$1,361
Customer relationships	5 - 25	Accelerated	157,945	(111,315)	46,630
Currently marketed products	9	Straight-Line	132,800	(34,588)	98,212
Licenses	11 - 16	Straight-Line	22,233	(6,665)	15,568
Developed technology	9	Straight-Line	2,400	(877)	1,523
Total			$328,918	$(165,624)	$163,294

	December 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,061)	$1,479
Customer relationships	15 - 25	Accelerated	96,681	(95,009)	1,672
Currently marketed products	9 - 15	Straight-Line	275,700	(47,628)	228,072
Licenses	11 - 16	Straight-Line	85,800	(19,101)	66,699
Developed technology	9	Straight-Line	2,400	(677)	1,723
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,761	$(174,476)	$315,285
The Company recorded amortization expense for its intangible assets of $11.7 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively, and $35.1 million and $24.9 million for the nine months ended September 30, 2023 and 2022, respectively.
On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale.
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
On August 15, 2023, the Company announced that it had made the decision to discontinue the production and promotion of AZEDRA and would be winding down its Somerset, New Jersey manufacturing site. The Company currently intends to continue manufacturing AZEDRA into the first quarter of 2024, to the extent feasible, with the goal of providing doses of AZEDRA to current patients so they can complete their treatment regimen.
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
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2023	$11,300
2024	39,729
2025	24,409
2026	25,209
2027	19,681
2028 and thereafter	42,966
Total	$163,294
11. Long-Term Debt, Net, and Other Borrowings
As of September 30, 2023, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(14,846)
Finance lease liabilities	1,125
Total	561,279
Less: current portion	(703)
Total long-term debt, net and other borrowings	$560,576
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
2022 Revolving Facility
Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time until December 2, 2027 consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $350.0 million (the “Revolving Commitment”) at any time, including a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $10.0 million sub-facility for swingline loans (the “Swingline Loans”). The Revolving Loans, Letters of Credit, and the Swingline Loans, if used, are expected to be used for working capital and for other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of September 30, 2023, there were no outstanding borrowings under the 2022 Revolving Facility.
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
2022 Credit Agreement

Period	Total Net Leverage Ratio
Q3 2023 to Q4 2023	4.00 to 1.00
Q1 2024 and thereafter	3.50 to 1.00
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

As of September 30, 2023, the carrying value of the Notes was $575.0 million and the fair value of the liability was $575.0 million. The Company recorded interest expense of approximately $3.9 million and $11.8 million related to the Notes for the three and nine months ended September 30, 2023, respectively. There were no conversions of Notes during the nine months ended September 30, 2023.
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
13. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income, net of tax of zero and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at January 1, 2023	$(1,259)	$—	$(1,259)
Other comprehensive income before reclassifications	224	—	224
Amounts reclassified to earnings	—	—	—
Balance at September 30, 2023	$(1,035)	$—	$(1,035)

Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive (loss) income before reclassifications	(463)	4,112	3,649
Amounts reclassified to earnings	—	(170)	(170)
Balance at September 30, 2022	$(1,217)	$4,211	$2,994
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$2,508	$1,268	$6,381	$3,263
Sales and marketing	2,823	1,745	7,044	4,433
General and administrative	6,741	3,991	17,813	10,777
Research and development	1,904	1,099	5,097	2,665
Total stock-based compensation expense	$13,976	$8,103	$36,335	$21,138

15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Other long-term assets	$45,910	$19,033
Finance	Property, plant and equipment, net	1,406	582
Total leased assets		$47,316	$19,615
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,799	$2,177
Finance	Current portion of long-term debt and other borrowings	703	354
Noncurrent
Operating	Other long-term liabilities	54,417	25,442
Finance	Long-term debt, net and other borrowings	422	231
Total leased liabilities		$57,341	$28,204
On May 4, 2023, the Company entered into a modification to the operating lease for office space in Bedford, Massachusetts, (the “Existing Premises”) that was executed in February 2022. The lease commenced and was recorded in December 2022 for $11.0 million and the initial term was set to expire in June 2031. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million in May 2023. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2024, which may result in an additional adjustment to the right-of-use asset and liability. The landlord provided notice to the Company that its renovations of the Additional Premises were completed. The Company is currently in discussions with the landlord as to the status of the renovations. As a result of the notice, the Company recorded an additional right-of-use asset and liability of $23.5 million as of September 1, 2023. To determine the value of the additional right-of-use asset and liability, the Company was required to calculate the discount rate of the lease modification. The discount rate was determined based on the expected lease term and by comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. The lease for the Additional Premises allows for the extension of five years to begin immediately upon the expiration of the original term.
Other information related to leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (Years):
Operating leases	13.6	7.9
Finance leases	2.7	1.9
Weighted-average discount rate:
Operating leases	7.3%	4.8%
Finance leases	7.2%	4.4%

16. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$131,957	$61,232	$223,281	$147,252

Basic weighted-average common shares outstanding	68,436	68,756	68,188	68,482
Effect of dilutive stock options	320	455	366	452
Effect of dilutive restricted stock	1,290	1,864	1,449	1,735
Effect of convertible debt instrument	—	—	265	—
Diluted weighted-average common shares outstanding	70,046	71,075	70,268	70,669

Basic income per common share	$1.93	$0.89	$3.27	$2.15
Diluted income per common share	$1.88	$0.86	$3.18	$2.08

Antidilutive securities excluded from diluted net income per common share	435	52	422	226
Impact of the Convertible Notes
The Company considered whether the Notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings exceeds the current share price, regardless of whether such dividend is declared. During the nine months ended September 30, 2023 and 2022, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share.
17. Other Income
Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Foreign currency losses	$9	$145	$31	$189
Tax indemnification loss, net	3,672	1,460	3,344	668
Interest income	(4,540)	(504)	(12,090)	(551)
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	(51,789)	—	(51,789)	—
Other	(1)	—	142	—
Total other (income) expense, net	$(52,649)	$1,101	$(60,362)	$306
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
As of September 30, 2023, the Company did not have any material ongoing litigation to which the Company was a party.
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
In February 2023, the Company made an upfront payment of approximately $35.3 million to the stockholders of Cerveau (the “Selling Stockholders”) and paid the Selling Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. The purchase agreement pursuant to which the Company purchased Cerveau specifies, among other things, that certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
In December 2022, the Company made upfront payments of $260.0 million to POINT Biopharma Global Inc. (“POINT”) as part of an asset acquisition with the potential for additional milestone payments of approximately $1.8 billion for the two licensed assets based on U.S. Food and Drug Administration (“FDA”) approval and net sales and commercial milestones.
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
20. Segment Information
The Company operates as one business segment. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer. The Company’s chief operating decision maker does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “potential,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, products candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products from other products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) the efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; (v) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (vi) our ability to successfully continue existing clinical development partnerships using MK-6240 as a research tool and to further develop and commercialize such research tool; and (vii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas and continue to grow our pipeline of products. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Overview

Our Business
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology diagnostics and therapeutics help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma solutions platforms.
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
We expect to read out topline data from SPLASH, the phase 3 registrational trial for PNT2002, during the fourth quarter of 2023. SPLASH is designed to evaluate the efficacy and safety of PNT2002 in patients with metastatic castration-resistant prostate cancer who have progressed following treatment with an androgen receptor pathway inhibitor or ARPI.
The study has three phases: dosimetry; randomized treatment; and long term follow up. SPLASH commenced with a 27-patient safety and dosimetry lead-in, after which patients were randomized two to one to receive either PNT2002, or the alternate ARPI therapies like abiraterone or enzalutamide. In total, 412 patients were randomized. The primary endpoint is radiographic or imaging-based progression-free survival, as assessed by blinded independent central review. At the time of primary endpoint analysis, we will also perform an interim analysis on overall survival which could provide important information for our future discussions with the FDA. As is custom in long-term oncology studies, final overall survival analysis will be performed when data have matured sufficiently.
During the third quarter of 2023, we worked on establishing an Expanded Access Program, or EAP, for PNT2002. EAP programs, which are also referred to as compassionate use programs, provide a potential pathway for patients with serious or life-threatening conditions to gain access to an investigational drug for treatment outside of a clinical trial. We expect to open the EAP for PNT2002 during the fourth quarter of 2023.
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
In September 2023, MK-6240 was granted Fast Track designation by the FDA.
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements included herein.
Sale of RELISTOR Licensed Intangible Asset Associated with Net Sales Royalties
On August 2, 2023, we sold the right to our RELISTOR net sales royalties, which is classified as a licensed intangible asset (“RELISTOR royalty asset”), under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and we have the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale.
For more information, see Note 10, “Intangibles, Net” in our consolidated financial statements included herein.
Discontinuation of AZEDRA
On August 15, 2023, we announced our decision to discontinue the production and promotion of AZEDRA and that we would be winding down our Somerset, New Jersey manufacturing site. We currently intend to continue manufacturing AZEDRA into the first quarter of 2024, to the extent feasible, with the goal of providing doses of AZEDRA to current patients so they can complete their treatment regimen.
For more information, see Note 10, “Intangibles, Net” in our consolidated financial statements included herein.
Key Factors Affecting Our Results
Our business and financial performance have been, and continue to be, impacted by the following:
Continued Growth of PYLARIFY
PYLARIFY, an F 18-labeled PET imaging agent targeting prostate-specific membrane antigen (“PSMA”), was approved by the FDA in May 2021 and commercially launched in the U.S. in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated PSA levels. Both the National Comprehensive Cancer Center guidelines and the Society for Nuclear Medicine and Molecular Imaging appropriate use criteria note that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy. PYLARIFY is available through a diverse, multi-partner network of PET manufacturing facilities (“PMFs”), including both commercial and academic partners.
The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, a recently approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. We previously hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality and Medical Affairs, and we will continue to make commercial investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space.

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
In July 2023, CMS, proposed possible changes to its regulations covering payment for diagnostic radiopharmaceuticals. This included, for the first time since 2008, options for separate payment for diagnostics instead of the current packaged payment following expiration of TPT Status. We, along with numerous industry organizations, submitted comments and we expect CMS to publish final 2024 regulations in November 2023.
Our plan to successfully grow PYLARIFY has also included highlighting its commercial and clinical value, as well as through strategic partnerships and collaborations, both for the commercialization of our product outside of the United States as well as for the use of our product potentially for additional indications or in connection with the development of PSMA-targeted therapeutics. With respect to commercializing PYLARIFY outside of the U.S., we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In July 2023, Curium announced that it received marketing authorization for PYLCLARI from the European Commission. With respect to the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics, we have entered into multiple strategic collaborations with pharmaceutical companies. Additional information on collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology.” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the third quarter of 2023, in collaboration with Curium, we customized and released our PYLARIFY AI platform for use in Europe. At the European Association of Nuclear Medicine meeting in Vienna, the PYLARIFY AI presentation was awarded the Top Rated Oral Presentation for response evaluation of metastatic prostate cancer patients.
Also in the third quarter of 2023, we announced a data agreement with the Prostate Cancer Clinical Trial Consortium (PCCTC) on its IRONMAN Registry for development and validation of PSMA biomarkers with PYLARIFY AI. The IRONMAN is the International Registry for Men with Advanced Prostate Cancer, the Registry is accumulating contextualized clinical and imaging data from more than 100 institutions across the globe.
Recently, we also entered into an agreement with PIONEER (Prostate Cancer DIagnOsis and TreatmeNt Enhancement through the Power of Big Data in EuRope), led by the European Association of Urology (project Coordinator) and Bayer AG (private leader) to use our AI technology to help validate the clinical utility of PYLARIFY AI enabled PSMA biomarker to diagnose, treat and monitor prostate cancer patients. PIONEER is a European Network of Excellence for Big Data in Prostate Cancer, consisting of 34 private and public stakeholders in prostate cancer research and clinical care from across 9 countries.
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
Expansion of Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage radiopharmaceutical therapeutic and diagnostic product opportunities in oncology and other strategic areas that will complement our existing portfolio.
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Pharma Solutions and Digital Solutions businesses and is focused on enabling precision medicine with biomarkers and digital solutions.
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, by optimizing core assets geographically and by driving value through non-core assets. For example, with respect to PYLARIFY, we have licensed the development and commercialization rights of that imaging agent in Europe to Curium. Similarly, we licensed the commercialization rights for flurpiridaz fluorine-18 to GE Healthcare Limited.
•Pharma Solutions – We use our Pharma Solutions business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Solutions business is to gain early access to innovation, de-risk the development, data generation and co-funding of our pipeline through collaborations, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F 18 is currently being used by Curium, POINT and Regeneron in those companies’ prostate cancer therapeutic drug development programs. Our acquisition of Cerveau in February 2023 added MK-6240 to our biomarker portfolio. MK-6240 is currently being used in more than ninety active clinical trials for several Alzheimer’s disease therapeutic candidates being developed. Most recently, in collaboration with Ratio Therapeutics, we initiated a Phase I study for LNTH-1363S to evaluate the pharmokinetics, biodistribution and radiation dosimetry in adult health volunteers. LNTH-1363S is our novel fibroblast activation protein, alpha targeted, copper-64 labeled PET imaging agent candidate.
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
•Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. Our Digital Solutions include aPROMISE and aBSI (as defined below), both of which are FDA cleared and CE marked. aPROMISE, which is currently sold as PYLARIFY AI in the U.S., is artificial intelligence medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, Phase III study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with metastatic castration-resistant prostate cancer. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions.

Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2024, with auto-renewal provisions that are terminable upon notice of non-renewal, and with NTP Radioisotopes (“NTP”), acting for itself and on behalf of its subcontractor, the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through December 31, 2024.
Although we have the most globally diverse Mo-99 supply chain with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. When one supplier experiences outages, we generally rely on Mo-99 supply from the other providers to limit the impact of the outages. We believe we effectively manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a negative effect on our business, results of operations, financial condition and cash flows.
Inventory Supply
We rely on a third party supplier, Jubilant HollisterStier (“JHS”), to supply a significant portion of DEFINITY as well as full supply of select other products. On February 23, 2022, LMI entered into a Manufacturing and Supply Agreement (the “MSA”) with JHS, effective as of February 23, 2022, pursuant to which JHS will manufacture, and LMI will purchase, DEFINITY and select other products. The new MSA supersedes all of the prior agreements of the parties. The initial term of the MSA runs through December 31, 2027 and can be further extended by mutual agreement. The MSA requires LMI to purchase from JHS specified percentages of its total requirements for DEFINITY, as well as specified quantities of select other products, each year during the contract term, except to the extent that LMI has the right to withhold payment for defective product and cancel orders for untimely delivery without penalty. Either party can terminate the MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on Samsung BioLogics as our sole source manufacturer of DEFINITY RT.
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
•We are also developing additional lifecycle management opportunities for PYLARIFY, including preparing a clinical study in favorable intermediate-risk prostate cancer patients, and exploring opportunities beyond prostate cancer.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenues	$319,946	$239,292	$80,654	33.7%	$942,430	$671,895	$270,535	40.3%
Cost of goods sold	119,995	91,859	28,136	30.6%	462,756	257,363	205,393	79.8%
Gross profit	199,951	147,433	52,518	35.6%	479,674	414,532	65,142	15.7%
Operating expenses
Sales and marketing	37,399	25,414	11,985	47.2%	106,472	73,260	33,212	45.3%
General and administrative	35,741	23,759	11,982	50.4%	85,163	93,945	(8,782)	(9.3)%
Research and development	14,450	12,517	1,933	15.4%	60,883	39,455	21,428	54.3%
Total operating expenses	87,590	61,690	25,900	42.0%	252,518	206,660	45,858	22.2%
Operating income	112,361	85,743	26,618	31.0%	227,156	207,872	19,284	9.3%
Interest expense	5,054	1,626	3,428	210.8%	14,978	4,604	10,374	225.3%
Other (income) expense	(52,649)	1,101	(53,750)	(4,881.9)%	(60,362)	306	(60,668)	(19,826.1)%
Income before income taxes	159,956	83,016	76,940	92.7%	272,540	202,962	69,578	34.3%
Income tax expense	27,999	21,784	6,215	28.5%	49,259	55,710	(6,451)	(11.6)%
Net income	$131,957	$61,232	$70,725	115.5%	$223,281	$147,252	$76,029	51.6%

Comparison of the Periods Ended September 30, 2023 and 2022
Revenues
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
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
PYLARIFY	$215,428	$143,754	$71,674	49.9%	$621,419	$366,763	$254,656	69.4%
Other radiopharmaceutical oncology	848	928	(80)	(8.6)%	2,383	3,183	(800)	(25.1)%
Total radiopharmaceutical oncology	216,276	144,682	71,594	49.5%	623,802	369,946	253,856	68.6%
DEFINITY	67,336	60,740	6,596	10.9%	206,688	181,374	25,314	14.0%
TechneLite	23,272	22,094	1,178	5.3%	65,853	64,139	1,714	2.7%
Other precision diagnostics	5,740	6,175	(435)	(7.0)%	17,002	16,803	199	1.2%
Total precision diagnostics	96,348	89,009	7,339	8.2%	289,543	262,316	27,227	10.4%
Strategic partnerships and other revenue	7,322	5,601	1,721	30.7%	29,085	39,633	(10,548)	(26.6)%
Total revenues	$319,946	$239,292	$80,654	33.7%	$942,430	$671,895	$270,535	40.3%
The increase in revenues for the three months ended September 30, 2023, is primarily driven by an increase in PYLARIFY, DEFINITY and TechneLite sales volume, as well as revenue generated by Cerveau, offset by the sale of the RELISTOR royalty asset as recorded in Strategic Partnerships and Other Revenue.
The increase in revenues for the nine months ended September 30, 2023, is primarily driven by an increase in PYLARIFY and DEFINITY sales volume, as well as revenue generated by Cerveau, as recorded in Strategic Partnerships and Other Revenue. The increase is offset, in part, by a decrease in Strategic Partnerships and Other Revenue due to the revenue recognized from the Novartis licensing agreement in the prior year and the sale of the RELISTOR royalty asset in the current quarter.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2023	$13,399
Provision related to current period revenues	20,215
Payments or credits made during the period	(21,915)
Balance, September 30, 2023	$11,699

Gross Profit
The increase in gross profit for the three months ended September 30, 2023, as compared to the prior year period, is primarily due to increased PYLARIFY and DEFINITY sales volumes, partially offset by the decrease of RELISTOR royalty asset due to the sale of the asset.
The increase in gross profit for the nine months ended September 30, 2023, as compared to the prior year period, is primarily due to the increased PYLARIFY and DEFINITY sales volumes, partially offset by the impairment of the currently marketed intangible asset related to AZEDRA, the Novartis licensing payment in the prior year, amortization of Cerveau intangible assets, and the sale of the RELISTOR royalty asset.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and printing of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $12.0 million and $33.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year period. This was primarily driven by our investment in sales and marketing efforts with an expansion of our PYLARIFY sales force intended to support and expand adoption of PYLARIFY and launch planning for PNT2002 and PNT2003.
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
General and administrative expenses increased $12.0 million for the three months ended September 30, 2023 compared to the prior period. This was primarily driven by increased employee-related costs, investment in technology, net increase for the fair value adjustments to the contingent asset and liabilities, new lease expenses and higher professional fees.
General and administrative expenses decreased $8.8 million for the nine months ended September 30, 2023 compared to the prior period. This was primarily driven by a $34.9 million net reduction for the fair value adjustments to the contingent asset and liabilities (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs). This decrease is partially offset by increased employee-related costs, investment in technology, new lease expense and higher professional fees.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $1.9 million for the three months ended September 30, 2023 as compared to the prior year period. This was primarily driven by increased headcount and employee-related costs, as well as Cerveau research and development expenses. These increases were offset, in part, by lower clinical expenses related to our ARROW Phase 2 study.
Research and development expenses increased $21.4 million for the nine months ended September 30, 2023 as compared to the prior year period. This was primarily driven by the AZEDRA IPR&D asset impairment loss of $15.6 million and higher employee-related costs driven by an increased headcount. These increases were offset, in part, by lower clinical expenses related to our ARROW Phase 2 study.
Interest Expense
Interest expense increased by approximately $10.4 million for the nine months ended September 30, 2023 as compared to the prior year period due to the issuance of the Notes on December 8, 2022, which was partially offset by the interest rate swap agreements from the prior year.

Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Nine Months Ended September 30,
	2023	2022
Effective tax rate	18.1%	27.4%
Our effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the income tax benefits associated with stock compensation deductions, additional net operating losses available for utilization under Internal Revenue Code Section 382 as a result of the sale of our RELISTOR royalty asset, and the release of uncertain tax positions, partially offset by state income taxes.
The decrease in the effective income tax rate for the nine months ended September 30, 2023 is primarily due to the decrease in non-deductible contingency reserve expense and the income tax benefit associated with the additional net operating losses available for utilization as a result of the sale of our RELISTOR royalty asset.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$192,973	$176,429
Net cash provided by (used in) investing activities	$18,008	$(11,823)
Net cash used in financing activities	$(12,612)	$(6,149)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $193.0 million in the nine months ended September 30, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense, gain on sale of RELISTOR royalty asset, and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were a decrease to accruals related to the CVR payment, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net cash provided by operating activities of $176.4 million in the nine months ended September 30, 2022 was primarily comprised of net income adjusted for the net effect of non-cash items such as depreciation, amortization and accretion expense, the change in fair value of contingent assets and liabilities of $25.4 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and stock-based compensation expense. The primary working capital sources of cash were the increase in billings associated with PYLARIFY sales and the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2023 was due to net cash proceeds of $98.0 million from the sale of RELISTOR royalty asset offset by $45.3 million for our asset acquisition of Cerveau and $34.5 million of capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to $13.6 million of capital expenditures offset by cash proceeds of $1.8 million received from the sale of our Puerto Rico subsidiary.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $13.6 million and the CVR initial valuation as of June 30, 2020 of $3.7 million offset by proceeds of $3.5 million from stock option exercises.
Net cash used in financing activities during the nine months ended September 30, 2022 is primarily attributable to the payments on long-term debt and other borrowings of $7.9 million related to the 2019 Term Facility and payments for minimum statutory tax withholding related to net share settlement of equity awards of $7.2 million offset by proceeds of $7.5 million from stock option exercises.
External Sources of Liquidity
In December 2022, we voluntarily repaid our 2019 $200.0 million five-year term loan facility. In addition, we replaced our $200.0 million revolving facility with the 2022 Revolving Facility. The terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (the “2022 Credit Agreement”). We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $335 million or consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.

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
Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Revolving Facility.
As of September 30, 2023, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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
On August 2, 2023, we sold the right to our RELISTOR royalty asset under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and have the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Following such sale, we no longer receive tiered, sales-based royalties on worldwide net sales of RELISTOR related to the second quarter of 2023 and subsequent quarters.
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
•The continued costs of the ongoing commercialization of our products;
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
•The costs of investing in our facilities, equipment and technology infrastructure, including with respect to the commencement of the Additional Premises;
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
At September 30, 2023, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $614.1 million of cash and cash equivalents as of September 30, 2023. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $614.1 million as of September 30, 2023, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2023. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2022.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2023. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased prior to the nine months ended September 30, 2023. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2023*	4,944	$87.40	0	$75.0 million
August 2023*	1,867	$67.33	0	$75.0 million
September 2023*	4,346	$65.04	0	$75.0 million
Total	11,157		0	$75.0 million
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 30, 2023, Robert Marshall, our Chief Financial Officer and Treasurer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), providing for the potential sale of up to 30,000 shares of our common stock between December 15, 2023 and August 9, 2024.
On August 11, 2023, Andrea Sabens, our Chief Accounting Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 4,093 shares of our common stock between November 13, 2023 and October 14, 2024.

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	November 2, 2023

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 2, 2023