Form 10-K
period 2023-12-31
Lantheus Holdings, Inc.
filed 2024-02-22
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 was approximately $5,672.5 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2023 of $83.92 per share.
As of February 15, 2024 the registrant had 68,525,556 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 25, 2024, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2023.

LANTHEUS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “potential,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the product candidates or approved products described in this Annual Report on Form 10-K, or regarding potential future revenues from such product candidates and products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with:
•Continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products;
•Our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility;
•The global availability of Molybdenum-99 (“Mo-99”) and other raw materials and key components;
•Our strategies, future prospects, and projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (“POINT”), including our ability to obtain FDA approval for PNT2002 and PNT2003;
•Our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 as a research tool and under the license agreement through which we have rights to MK-6240, and to further develop and commercialize it as an approved product;
•Our ability to successfully execute on our agreements with Perspective Therapeutics, Inc. (“Perspective”), including finalizing the license agreements in the event we exercise our options to do so, and satisfying the closing conditions for the sale of the Somerset, NJ manufacturing facility and related assets, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology;
•The efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and
•Our ability to identify and acquire or in-license additional radiopharmaceutical therapeutic and diagnostic product opportunities in oncology and other strategic areas to grow our pipeline of products.
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
Risks Related to Our Portfolio of Commercial Products
•Our ability to continue to grow PYLARIFY including (A) the ability of positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand, (B) our ability to promote

PYLARIFY to customers, (C) our ability to obtain and maintain adequate coding, coverage, and payment for PYLARIFY, (D) our ability to maintain PYLARIFY as the leading prostate-specific membrane antigen (“PSMA”) PET imaging agent, including after the potential expiration of Transitional Pass-Through Payment Status (“TPT Status”) at the end of 2024, and (E) our ability to clinically and commercially differentiate PYLARIFY from other products.
•Our ability to continue to (A) grow the appropriate use of DEFINITY in suboptimal echocardiograms in a competitive environment and in the face of potential generic competition as a result of patent and regulatory exclusivity expirations, (B) maintain DEFINITY as the leading ultrasound enhancing agent, and (C) have third parties manufacture our products and our ability to manufacture the formulation of DEFINITY that requires refrigerated storage in our in-house manufacturing facility.
•Our dependence on a limited number of third party suppliers for Mo-99, which is a critical ingredient of TechneLite.
•Risks related to PYLCLARI, commercialized by Curium, including that the revenues generated for us thereby may not meet expectations.
Risks Related to Reimbursement and Regulation
•The dependence of many of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates.
•Uncertainties regarding the impact of U.S. and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency, generic drug competition and the potential that efforts to extend or secure separate or otherwise adequate payment for radiopharmaceutical diagnostics are unsuccessful.
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
•Our ability to influence and manage the decision-making process with our collaboration partners, in particular where our partners are responsible for the performance of certain key tasks or functions, for example related to manufacturing or regulatory strategy, or where decisions may be controlled by, or subject to the approval of our collaboration partners, who may have views that differ from ours
Risks Related to Our and our Strategic Partners’ Portfolios of Clinical Development Candidates
•Risks associated with the development and commercialization of PNT2002, including (A) the outcome of the Phase 3 registrational clinical trial for PNT2002, which we refer to as SPLASH, after full data becomes available, (B) our ability to obtain regulatory approval for PNT2002; (C) the additional costs and risks associated with our ability to successfully launch PNT2002 as a commercial product; (D) the market and patient receptivity to PNT2002 as a radiopharmaceutical therapy; (E) the existence, availability and profile of competing products and therapies; (F) our ability to gain post-approval market acceptance and adequate coding, coverage and payment for PNT2002; and (G) POINT’s ability to successfully develop and scale the manufacturing capabilities to support the launch of PNT2002.
•Risks associated with the commercialization of PNT2003, including (A) the outcome of the patent infringement claim by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, in response to our filing of our Abbreviated New Drug Application (“ANDA”); (B) our ability to obtain regulatory approval for PNT2003, including the 180-day period of generic marketing exclusivity in the U.S. market as the “first applicant”, as provided under the Hatch-Waxman Act; (C) our ability to gain post-approval market acceptance and adequate coding, coverage and payment for PNT2003; and (D) POINT’s ability to successfully develop and scale the manufacturing capabilities to support the launch of PNT2003.
•Risks associated with MK-6240, including (A) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 as a research tool and under the license agreement through which we have rights to MK-6240, and (B) our ability to further develop and commercialize it as an approved product, including obtaining regulatory approval and gaining post-approval market acceptance and adequate coding, coverage and payment.

•Risks associated with [18F] flurpiridaz (“flurpiridaz”), which we out-licensed to GE Healthcare Limited (“GE Healthcare”) in 2017, including GE Healthcare’s ability to (A) obtain regulatory approval, and (B) gain post-approval market acceptance and adequate coding, coverage and payment.
•Risks associated with our agreements with Perspective, including finalizing the license agreements in the event we exercise our options to do so, and satisfying the closing conditions for the sale of the Somerset, NJ manufacturing facility and related assets, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology.
Risks Related to our Capital Structure
•Risks related to our outstanding indebtedness and our ability to satisfy those obligations, including the 2.625% Convertible Senior Notes due 2027 (the “Notes”).
•Risks related to the ownership of our common stock.
NOTE REGARDING COMPANY REFERENCES
Unless the context requires otherwise, references to “Lantheus,” “the Company,” “our company,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and, as the context requires, its direct and indirect subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc.; references to “LMI” refer to Lantheus Medical Imaging, Inc., a wholly-owned subsidiary; references to “Cerveau,” “Lantheus Alpha,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus Alpha Therapy, LLC; Lantheus Two, LLC; Lantheus Three, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics.
NOTE REGARDING TRADEMARKS
We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: PYLARIFY®, DEFINITY®, and Find Fight and Follow® referred to in this Annual Report on Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Annual Report on Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by that other company.

PART I
Item 1. Business
Overview
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology diagnostics and therapeutic candidates help healthcare professionals (“HCPs”) Find, Fight and Follow cancer, with a focus in prostate cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma solutions platforms.
Our commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide improved diagnostic information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
We produce and market our products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Somerset, New Jersey (subject to the satisfaction of closing conditions for the sale of the Somerset facility and related assets to Perspective anticipated in the first half of 2024); Montreal, Canada and Lund, Sweden.
CEO Succession Plan
On January 23, 2024, we announced that, effective March 1, 2024, Brian Markison, our current Chair of the Board of Directors (“Board”), will become our Chief Executive Officer, and Mary Anne Heino, our current Chief Executive Officer, will retire and become the Chair of the Board. As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his Chief Executive Officer appointment in March, and Board Member Julie McHugh became Lead Independent Director.
Strategic Agreements with Perspective Therapeutics
On January 9, 2024, we announced that we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28 million in cash. We also agreed to purchase up to 19.9% of Perspective’s outstanding shares of common stock for up to approximately $33 million, subject to Perspective’s completion of a qualified third-party financing transaction and certain other closing conditions. In addition, Perspective agreed to acquire the assets and associated lease of our radiopharmaceutical manufacturing facility in Somerset, New Jersey. Following satisfaction of the closing conditions, on January 22, 2024, our subsidiary, Lantheus Alpha purchased 56,342,355 shares of Perspective’s common stock at a purchase price of $0.37 per share in a private placement transaction. The total consideration for the purchase was approximately $20.8 million in cash, which resulted in Lantheus Alpha holding approximately 10.74% of Perspective’s common stock as of the purchase date and retaining the right to purchase additional shares to bring its ownership up to an aggregate of 19.9%.
Exclusive License for PNT2002 & PNT2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates. PNT2002 is a PSMA-targeted radiopharmaceutical therapy in development for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”). PNT2003 is a somatostatin receptor (“SSTR”) therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors.
On December 27, 2023, Eli Lilly and Company announced the completion of its acquisition of POINT. The acquisition is not expected to impact the status of the license agreements related to these product candidates or the work being performed in connection with those license agreements and our collaboration with POINT.

PNT2002
With respect to PNT2002, POINT is generally responsible for funding and development activities required for FDA approval, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the license and collaboration agreement between Lantheus Two and POINT, dated November 11, 2022 (the “PNT2002 License Agreement”).
In April 2023, we announced with POINT that the FDA had granted Fast Track designation for PNT2002. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address unmet needs.
On December 18, 2023, we announced positive topline results from SPLASH. SPLASH is designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). The SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (rPFS) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6.0 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (“OS”) results were immature (46% of protocol-specified target OS events reached), and the HR was 1.11. We expect more mature overall survival data in 2024 prior to the potential submission of a New Drug Application (“NDA”).
PNT2002 demonstrated a favorable safety profile with grade ≥3 treatment-emergent adverse events (“TEAEs”) per Common Terminology Criteria for Adverse Events, serious TEAEs, and TEAEs leading to discontinuation occurring at lower rates in the PNT2002 arm than in the ARPI arm (30.1%, 17.1%, and 1.9% versus 36.9%, 23.1%, and 6.2%, respectively).
The open-label study randomized 412 patients with PSMA-expressing mCRPC who had progressed on ARPI therapy and either refused or were not eligible for chemotherapy, in a 2:1 randomization ratio. At the time of the analysis, 84.6% of patients who experienced progressive disease in the control arm subsequently crossed over to receive PNT2002. SPLASH was conducted across the United States, Canada, Europe, and the United Kingdom. Eighty percent of SPLASH patients resided in North America and approximately ten percent of all participants were Black or African American.
During 2023, we worked on establishing an Expanded Access Program, (“EAP”), for PNT2002. EAPs, which are also referred to as compassionate use programs, provide a potential pathway for patients with serious or life-threatening conditions to gain access to an investigational drug for treatment outside of a clinical trial. We expect to enroll the first patient in the EAP for PNT2002 during the first quarter of 2024.
PNT2003
With respect to PNT2003, POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings. We are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization of PNT2003 following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the license and collaboration agreement between Lantheus Three and POINT, dated November 11, 2022 (the “PNT2003 License Agreement”).
On January 11, 2024, we announced that our ANDA for Lutetium Lu 177 Dotatate (177Lu-PNT2003) had been accepted for filing by the FDA. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the Company’s ANDA filing. Based on the most recent update to the FDA’s online paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for Lutetium Lu 177 Dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S.
Under the Hatch-Waxman Act, any company submitting an ANDA must make certain certifications with respect to the patent status of the drug for which it is seeking approval. In the event that such applicant plans to challenge the validity or enforceability of an existing listed patent or asserts that the proposed product does not infringe an existing listed patent, it files a “Paragraph IV” certification. We filed a Paragraph IV certification in connection with PNT2003. In the case of ANDAs, the Hatch-Waxman Act provides for a potential 180-day period of generic exclusivity for the first company to submit an ANDA with a Paragraph IV certification. This filing triggers a regulatory process in which the FDA is required to delay the final approval of subsequently filed ANDAs containing Paragraph IV certifications until 180 days after the first commercial marketing. When litigation is brought by the patent holder in response to a Paragraph IV certification (like the Novartis entities did for our ANDA for PNT2003), the FDA generally may not approve the ANDA until the earlier of 30 months or a court decision finding the patent invalid, not infringed or unenforceable. The submission of our ANDA for PNT2003 could result in protracted and expensive patent litigation and the outcome of such litigation is uncertain.
Acquisition of Cerveau
On February 6, 2023, we announced that we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of our purchase agreement, we paid the stockholders of Cerveau (the “Selling Stockholders”) an upfront payment of $35.0 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Selling Stockholders are also eligible to receive additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the stock purchase agreement for Cerveau, certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
Our Portfolio of Commercial Products
Radiopharmaceutical Oncology
Our commercial product in our Radiopharmaceutical Oncology category includes the following:
•PYLARIFY (also known as piflufolastat F 18, 18F-DCFPyL or PyL) is an F 18-labelled PSMA-targeted PET imaging agent used with PET/computed tomography (“CT”). PYLARIFY is indicated in the U.S. for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated serum prostate-specific antigen (“PSA”) levels. Piflufolastat F 18 is approved under the name PYLCLARI in Europe and licensed by us to Curium.
Precision Diagnostics
Our commercial products in our Precision Diagnostics category include the following:
•DEFINITY is an injectable ultrasound enhancing agent with perflutren-containing lipid microspheres, or microbubbles, that is used in echocardiography exams. We offer two formulations of DEFINITY, one of which requires refrigerated storage (branded DEFINITY) and one which allows both storage and shipment at room temperature and provides clinicians an additional choice for greater utility of this formulation in broader clinical settings (branded DEFINITY RT). The indication for both formulations in the U.S. is for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. We believe we are currently the leading worldwide provider of ultrasound enhancing agents for use in echocardiography.
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
•CARDIOLITE, also known by its generic name sestamibi, is an injectable, Tc-99m-labeled imaging agent used in myocardial perfusion imaging (“MPI”) procedures to assess blood flow to the muscle of the heart using SPECT. Included in CARDIOLITE revenues are branded CARDIOLITE and generic sestamibi revenues.
Strategic Partnerships and Other Revenue
Our commercial products in our Strategic Partnerships and Other Revenue product category include the following:
•RELISTOR (methylnaltrexone bromide) is a treatment for opioid-induced constipation (“OIC”) that decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection and an oral tablet. In 2011 Progenics licensed methylnaltrexone (MNTX) along with products containing MNTX, including both approved forms of RELISTOR, to Salix Pharmaceuticals, Inc., a Bausch Health company (“Bausch”) and on August 2, 2023, we sold the right to the RELISTOR net sales royalties under that license agreement and retained the rights to future sales-based milestone payments.

•Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. aBSI is FDA cleared and CE marked. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, Phase 3 study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with mCRPC. aBSI is also approved in Japan and part of the JSMO guidelines (Japanese Society of Medical Oncology) in support of clinicians with patient treatment selection. The Japanese non-exclusive rights to aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®.
•aPROMISE, which is currently commercialized as PYLARIFY AI in the U.S., is artificial intelligence medical device software that is designed to allow HCPs and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY.
Additional Information about our Product Categories
Radiopharmaceutical Oncology
Continued Growth of PYLARIFY
PYLARIFY is the leading radiopharmaceutical diagnostic agent indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated PSA levels. PYLARIFY works by binding to PSMA, a protein that is overexpressed on the surface of more than 90% of primary and metastatic prostate cancer cells. PYLARIFY works with PET/CT technology to produce a combined scan that enables the scan reader to detect and locate the disease.
According to the American Cancer Society, prostate cancer is the second most common cancer in American men - one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.3 million American men are living with prostate cancer today. Based on estimates from third-party sources regarding the incidence of prostate cancer in men in the U.S., we believe the current market potential for PSMA PET imaging agents in the U.S. for 2024 could be about 445,000 scans, and the total addressable market by 2029 could be over 700,000 annual scans.
PYLARIFY is manufactured on a diverse, F 18 distributor supply network of PMFs, ensuring convenient and reliable supply. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each PMF manufacturing PYLARIFY is deemed by the FDA to be a separate manufacturing site, each is separately approved by the FDA. As of December 31, 2023, we had activated 54 PMF manufacturing sites in our PMF network, up from 37 activated sites as of December 31, 2022. These additional sites provide geographic breadth, out-the-door time flexibility and added optionality within our existing PMF network. Overall, we have achieved broad national distribution of PYLARIFY with customers in 47 of 50 states, the District of Columbia and Puerto Rico.
In addition to our network of commercial PMFs, we also work with academic medical centers in the U.S. that have radioisotope-producing cyclotrons and that have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center manufactures F 18 on its cyclotron and completes the manufacturing process for PYLARIFY. PYLARIFY can then be used by the academic medical center itself, and in some cases distributed to other customers under separate purchase agreements.
Our Healthcare Procedure Coding System (“HCPCS”) code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024.
In July 2023, CMS proposed possible changes to its regulations covering payment for diagnostic radiopharmaceuticals. This included, for the first time since 2008, options for separate payment for diagnostics instead of the current packaged payment following expiration of TPT Status. We, along with numerous industry organizations, submitted comments to CMS. In completing its 2023 rulemaking for the 2024 payment calendar year, CMS recognized the challenges of patient access to diagnostic radiopharmaceuticals and requested feedback on various payment alternatives that could provide separate reimbursement for these items, but the agency did not adopt any of these proposals in the final rule, while stating that it would continue to evaluate this issue in subsequent rulemaking. We plan to submit additional comments to CMS in connection with its 2024 rulemaking for the 2025 payment calendar year.
Our continued growth of PYLARIFY will depend on our ability to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive marketplace. PYLARIFY’s current competition is primarily two Gallium-68 (“Ga-68”)-based PSMA imaging agents, a fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the potential loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best in class customer experience and through long-term strategic contracts.
We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have five Orange Book-listed patents, including composition of matter patents, the last of which expires in 2037. Outside of the U.S., we have, and are currently pursuing, additional PYLARIFY patents to obtain similar patent protection as in the U.S.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with PYLARIFY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2023 and 2022 - Revenues” for further information on total revenue contributed by PYLARIFY since its approval.
Precision Diagnostics
Continued Growth of DEFINITY
DEFINITY is the leading ultrasound enhancing agent in the U.S. and is indicated for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY includes its activated and non-activated forms and the two formulations it is commercially available in; one that requires refrigerated storage and one that we have branded as DEFINITY RT that may be stored at room temperature.
DEFINITY is a clear, colorless, sterile liquid that, upon activation in a VIALMIX or VIALMIX RFID, medical devices specifically designed for DEFINITY, becomes a homogenous, opaque, milky white injectable suspension of perflutren-containing lipid microspheres. After activation and intravenous injection, DEFINITY opacifies the left ventricular chamber and improves the delineation of the left ventricular endocardial border, or innermost layer of tissue that lines the chamber of the left ventricle. Better visualization of the left ventricle allows clinicians to make more informed decisions about disease status.
Based on estimates from third party sources, we believe there were approximately 29 to 30 million echocardiograms performed in the U.S. in 2022 (the latest time period for which full year data is available). Assuming that between 20% and 30% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 6 to 9 million echocardiograms in 2022 produced suboptimal images.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 25 million studies throughout the world. We estimate that, as of December 31, 2023, DEFINITY had over 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures. DEFINITY currently competes with two other FDA-approved ultrasound enhancing agents, as well as echocardiography without the use of ultrasound enhancing agents and non-echocardiography imaging modalities. DEFINITY and the other FDA-approved ultrasound enhancing agents all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY.”
We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method-of-use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035. The Orange Book-listed patents include a patent on the use of VIALMIX RFID (see below), which expires in 2037; we have submitted additional VIALMIX RFID patent applications in major markets throughout the world.
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
To manufacture DEFINITY that requires refrigeration, historically, we have relied on Jubilant HollisterStier (“JHS”) as a significant supplier. We constructed a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing this formulation of DEFINITY and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our supplemental new drug application (“sNDA”), authorizing commercial manufacturing of this formulation of DEFINITY at our new facility. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2023 and 2022 - Revenues” for further information on revenue contributed by DEFINITY.
TechneLite
TechneLite is a self-contained system or generator of Tc-99m, a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Tc-99m results from the radioactive decay of Mo-99, itself a radioisotope with a 66-hour half-life sourced in our supply chain in nuclear research reactors located in Belgium, South Africa and Australia from enriched uranium. The TechneLite generator is a self-contained system that houses a vertical glass column at its core that contains Mo-99, which degrades to Tc-99m. During our manufacturing process, Mo-99 is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the short half-lives of Mo-99 and Tc-99m, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.
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
TechneLite is currently marketed primarily in the U.S., Canada, Central America and South America, largely to radiopharmacies that prepare unit doses of radiopharmaceutical imaging agents and ship these preparations directly to hospitals for administration to patients. In the U.S., we have supply contracts with large radiopharmacy groups, including PharmaLogic Holdings Corp (“PharmaLogic”), Cardinal Health (“Cardinal”), RLS (USA) Inc. (previously GE Healthcare) (“RLS”) and United Pharmacy Partners (“UPPI”). We also supply generators on a purchase order basis to other customers. We estimate that TechneLite had approximately one third of the U.S. generator market as of December 31, 2023, competing primarily with Tc-99m-based generators produced by Curium.
We believe that our substantial capital investments in our TechneLite production line and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials, create significant and sustainable competitive advantages for us in generator manufacturing and distribution. Given our significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product. In addition, TechneLite has patent protection in the U.S. and various foreign countries on certain component technology currently until 2029, and we are pursuing additional patent protection in the U.S. and world-wide on other component technology that, if granted, would expire in 2040.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2023 and 2022 - Revenues” for further information on revenue contributed by TechneLite.
Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on radiopharmaceutical therapeutic and diagnostic product opportunities in oncology and other strategic areas that complement our existing portfolio. Our Pharma Solutions business focuses on advancing innovative imaging biomarker solutions, such as MK-6240, through collaborations with pharmaceutical companies and academic centers. Our Digital Solutions business focuses on developing and commercializing 510(k) cleared and CE marked digital applications to enhance the performance of imaging agents; our Digital Solutions portfolio currently includes aBSI, aPROMISE and PYLARIFY AI.
Oncology

As we continue to pursue expanding strategic partnerships, our Pharma Solutions activities in oncology include:
•Prostate Cancer – We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
▪In July 2023, Curium (our licensee that is developing and commercializing piflufolastat F 18 in Europe) announced that it received marketing authorization for piflufolastat F 18, under the name PYLCLARI, from the European Commission. In addition, we previously entered into an agreement with Curium to add PYLARIFY to its U.S. ECLIPSE trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients mCRPC. PYLARIFY will be used to determine PSMA-avidity as part of patient selection.
•We have also entered into several other separate agreements, including with RefleXion Medical, Inc., POINT and Regeneron Pharmaceuticals, Inc., under which we supply PYLARIFY in connection with their clinical trials and with the Prostate Cancer Clinical Trial Consortium (“PCCTC”), a premier multicenter clinical research organization that specializes in prostate cancer research. The intent of the strategic collaboration with PCCTC is to integrate our artificial intelligence (“AI”) platform into PCCTC studies to advance the development and validation of novel AI-enabled biomarkers.
◦Immuno-Oncology - We entered into a strategic collaboration and license agreement with NanoMab Technology Limited (“NanoMab”), a privately-held biopharmaceutical company focused on the development of next generation radiopharmaceuticals for cancer precision medicine, to develop NM-01, a novel technetium-99m SPECT imaging agent under development to assess PD-L1 expression in cancer cells. In connection with the collaboration, NanoMab recently completed a Phase 2 clinical trial at King’s College London. The Phase 2 clinical trial was an open-label, single-arm trial in non-small cell lung cancer patients. The primary endpoint was the assessment of PD-L1 expression in primary tumor and metastatic lesions by NM-01 compared to immunohistochemistry. Other objectives were aimed at quantifying intra- and inter-tumoral heterogeneity of PD-L1 expression by NM-01, as well as establishing correlations with other diagnostic procedures. We expect results from the clinical trial to be presented at an upcoming medical congress.
◦Pan-Oncology - In collaboration with Ratio Therapeutics LLC (“Ratio”) (previously Noria Therapeutics, Inc.), we are developing LNTH-1363S, a novel copper-64 labeled PET imaging agent, targeting fibroblast activation protein alpha. We believe this diagnostic agent candidate could have broad potential applicability and use in oncology and also in inflammatory diseases. Recently, in collaboration with Ratio, we completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers. We plan to initiate a Phase 1/2a study in patients in 2024.
Microbubble Franchise
In addition, we continue to seek to optimize our microbubble platform through new collaborations. Some of our microbubble collaborations are with the following parties: (i) Cerevast Medical, Inc. (“Cerevast”), in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS (“CarThera”), for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; (iii) Insightec Ltd. (“Insightec”), which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions; (iv) Allegheny Health Network (“AHN”) which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia; and (v) SonoThera, Inc. (“SonoThera”), who will use our microbubbles in combination with their ultrasound-guided, non-viral, gene therapy platform and treatments.
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

MK-6240
MK-6240 is an investigational clinical stage F 18-labeled PET imaging development candidate designed to detect Tau protein in the form of neurofibrillary tangles in the brains of patients with known or suspected Alzheimer’s disease. MK-6240 is being used as a biomarker in more than 90 active clinical trials for Alzheimer’s disease therapeutic candidates. Research revenue related to MK-6240 is derived from the use of MK-6240 in those clinical trials and includes milestone and dose-related payments.
RELISTOR
•On August 2, 2023, we sold our right to our RELISTOR net sales royalties under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. Pursuant to our license agreement with Bausch, we are eligible to receive one-time sales milestone payments upon achievement of specified U.S. net sales targets, including:

U.S. Net Sales Levels in any Single Calendar Year	Payment ($)
(In thousands)
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000
Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all five remaining payments could be made within the same calendar year. During the fourth quarter of 2023, the Company earned the $15.0 million sales-based milestone payment listed above.
aBSI
•aBSI automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The cloud based aBSI was made available for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received European Conformity Marking (“CE marking”) for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system.
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
[18F] flurpiridaz
•GE Healthcare Agreement – In 2017, we entered into a definitive, exclusive Collaboration and License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz, a fluorine 18-based PET MPI agent designed to assess blood flow to the heart in patients suspected of coronary artery disease (“CAD”). Under our agreement, GE Healthcare will complete the development of flurpiridaz, pursue worldwide regulatory approvals, and, if successful, lead a worldwide launch and commercialization of the agent, with us collaborating on both development and commercialization through a joint steering committee. We also have retained the right to co-promote the agent in the U.S. GE Healthcare’s development plan initially focuses on obtaining regulatory approval in the U.S., Japan, Europe and Canada. Under the agreement, we received an upfront cash payment of $5.0 million and are eligible to receive up to $60.0 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the U.S. In September 2022, we announced with GE Healthcare that the second Phase 3 clinical trial had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting CAD. The findings, shared at an American Society of Nuclear Cardiology conference, also indicated that cardiac PET imaging with flurpiridaz demonstrated higher diagnostic efficacy and image quality in patients with suspected CAD, compared with SPECT MPI, the predominant procedure currently used in nuclear cardiology. GE Healthcare recently announced that it had filed an NDA with the FDA for flurpiridaz. Assuming regulatory approval, we anticipate commercialization by GE Healthcare beginning in the second half of 2024.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic activities.
Our Clinical Development Candidates
In addition to our commercial products and strategic partnerships with third parties, we also have ongoing clinical development programs, including, among others, the following:
•PNT2002 is an investigational PSMA-targeted radiopharmaceutical therapy for the treatment of mCRPC. On December 18, 2023, we announced positive topline results from SPLASH, the Phase 3 registrational trial for PNT2002 designed to evaluate superiority to the standard of care in mCRPC pre-chemotherapy patients who have failed one androgen receptor pathway inhibitor.
•PNT2003 is an investigational SSTR therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors. On January 11, 2024, we announced that our ANDA for PNT2003 was accepted for filing by the FDA. On January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act.
•MK-6240 is an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. MK-6240 is currently being used in more than 90 active clinical trials for several Alzheimer’s disease therapeutic candidates being developed.
•LNTH-1363S is an investigational fibroblast activation protein, alpha targeted, copper-64 labeled PET imaging agent candidate that we believe could have broad potential imaging applicability and use in oncology. Recently, we completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers.
•1095 (also known as 131 I-MIP-1095) is an investigational PSMA-targeted iodine-131-labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. We enrolled the last patient in our ARROW Phase 2 study during the second quarter of 2022. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
For the years ended December 31, 2023, 2022 and 2021, we invested $77.7 million, $311.7 million and $45.0 million in research and development (“R&D”), respectively, primarily related to our clinical development candidates. In addition to our clinical development group, our R&D team also includes our Medical Affairs and Medical Information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic partnerships and clinical development programs.

Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products within each product category:

Product	Approved Markets
Radiopharmaceutical Oncology
PYLARIFY	European Union*, United States
Precision Diagnostics
DEFINITY (or LUMINITY)	Australia, Canada, China, European Union, European Economic Area, Israel, New Zealand, United Kingdom, United States
DEFINITY RT	United States
TechneLite	Australia, Canada, Colombia, Costa Rica, South Korea, Taiwan, United States
NEUROLITE	Australia, Belgium, Canada, Costa Rica, Denmark, France, Hong Kong, Italy, Japan, Luxembourg, South Korea, Spain, Taiwan, United States
Xenon	United States
CARDIOLITE	Australia, Canada, Israel, Japan, New Zealand, South Korea, Taiwan, United States
Strategic Partnerships and Other Revenue
RELISTOR (Solution for Injection 12 mg/0.6 mL vial)	Austria, Belgium, Bulgaria, Canada, Switzerland, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (Solution for Injection in pre-filled syringe 8mg and pre-filled syringe 12 mg)	Austria, Belgium, Bulgaria, Canada, Cypress, Czechia, Germany, Denmark, Estonia, Greece, Spain, Finland, France, Croatia, Hungary, Ireland, Iceland, Italy, Liechtenstein, Lithuania, Luxembourg, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia, United Kingdom, United States
RELISTOR (methylnaltrexone bromide) Oral Tablet 140 mg	United States
*Approved under the name PYLCLARI and licensed to Curium.
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
PYLARIFY sales are generated in the U.S. through an internal PYLARIFY sales team, as well as a sales team at some of our PMF partners. Sales of DEFINITY are generated in the U.S. through an internal DEFINITY sales team. While a small portion of our nuclear imaging product sales in the U.S. are generated through our internal sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities, we primarily sell our nuclear imaging products, including TechneLite, NEUROLITE, Xenon, and CARDIOLITE, to large radiopharmacy chains. We have licensed RELISTOR to Bausch, and while we have sold the right to our RELISTOR net sales royalties under our license agreement, we have retained the rights to future sales-based milestone payments generated by Bausch.
Seasonality
We have some modest seasonality for our products as patients may seek to schedule diagnostic imaging and other procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the years ended December 31, 2023, 2022, and 2021.

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
•For PYLARIFY, our principal competitors are currently Telix Pharmaceuticals Limited, Novartis AG, and Blue Earth Diagonstics Ltd. (“Blue Earth”), a subsidiary of Bracco Diagnostics Inc. (“Bracco”).
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our SPECT radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, and potentially BWXT Medical.
The markets into which any of our product candidates would be launched, if approved, are also highly competitive and continually evolving.
•For PNT2002 and 1095, our principal competitors may include Novartis AG; Telix Pharmaceuticals Limited; and Curium, each of which has commercialized products or product candidates in advanced clinical stage of development.
•For PNT2003, our principal competitor may include Novartis AG; ITM Radiopharma; and RayzeBio (under agreement to be acquired by Bristoll Meyers Squibb), each of which has commercialized products or product candidates in advanced clinical stage development.
•For MK-6240, our principal competitors may include Eli Lilly and Company and Life Molecular Imaging, each of which has commercialized products or product candidates in advanced clinical stage of development.
•For LNTH-1363S, our principal competitors may include Sofie Bioscience; GE Healthcare; and Novartis AG, each of which has product candidates in clinical stage of development.
We cannot anticipate the actions of our current or future competitors in the same or competing therapeutic and diagnostic modalities, such as significant price reductions on products that are comparable to our own, development of new products or other technologies that are more cost-effective or have superior performance than our current products or the introduction of generic versions after our proprietary products lose their patent protection. In addition, distributors of our products could attempt to shift end-users to competing modalities and products, or bundle the sale of a portfolio of products, to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Further, the radiopharmaceutical and biopharmaceutical industry continues to evolve strategically, with several market participants recently sold. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), government reimbursement policies, such as TPT Status, and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers.
Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2023, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), the Australian Nuclear Science and Technology Organisation (“ANSTO”) and NTP Radioisotopes (“NTP”), which, in the aggregate, accounted for approximately 9.3% of our total purchases.

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
Our agreement with IRE (the “IRE Agreement”) contains minimum percentage volume requirements and unit pricing. The IRE Agreement also requires IRE to provide certain favorable allocations of Mo-99 during periods of supply shortage or failure. The IRE Agreement allows for termination upon the occurrence of certain events, including failure by IRE to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The IRE Agreement expires on December 31, 2024, and automatically renews on an annual basis thereafter, subject to prior notice of non-renewal by either party.
Our agreement with NTP (the “NTP Agreement”), with NTP acting for itself and on behalf of its subcontractor ANSTO, specifies our percentage purchase requirements and unit pricing, and provides for the supply of Mo-99. The NTP Agreement allows for termination upon the occurrence of certain events, including failure by NTP to provide our required amount of Mo-99, material breach of any provision by either party, bankruptcy by either party or force majeure events. The NTP Agreement expires on December 31, 2024.
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
Xenon
Xenon is a by-product of the Mo-99 production process. Under a strategic agreement entered into in 2021, we receive from IRE bulk unprocessed Xenon, which we process and finish for our customers at our North Billerica, Massachusetts manufacturing facility. That contract runs through December 31, 2025, with auto-renewal provisions and is terminable upon notice of non-renewal. Until we can qualify an additional source of bulk unprocessed Xenon, we will rely on IRE as a sole source provider.
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
We have a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing the formulation of DEFINITY that requires refrigerated storage and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. DEFINITY manufactured at this facility became commercially available on February 23, 2022. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.
We also manufacture TechneLite on an automated production line and we process and finish Xenon on a hot cell line at our North Billerica, Massachusetts facility.
We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by either ground or air custom logistics. We believe that our substantial capital investments in our automated generator production line and our other manufacturing assets, which we have made over the years, and our extensive experience in complying with the stringent regulatory requirements for the handling of nuclear materials and operations in a highly regulated environment, create significant and sustainable competitive advantages for us.
In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third party contract manufacturing organizations, and in certain instances, we rely on them for sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, the key raw materials used in those products are first sent to our North Billerica, Massachusetts facility, where we test them prior to the third party manufacturing of the final product. For many of our products, after the final products are manufactured, they are sent back to us for final quality control testing, and then we ship them to our customers. We have expertise in the design, development and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports the just-in-time manufacturing model at our facilities.
Manufacturing and Supply Arrangements
We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:
•PYLARIFY—We have entered into commercial supply agreements with different PMF networks. Our agreements with our PMF networks allow for the termination upon the occurrence of specified events, including material breach or bankruptcy by either party, and have various termination dates generally terminating between 2025 and 2030 and are subject to renewal provisions.
•DEFINITY, CARDIOLITE and NEUROLITE—In February 2022, we entered into a Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY, CARDIOLITE, NEUROLITE and evacuation vials, the latter being an ancillary component for our TechneLite generators. The agreement expires on December 31, 2027, and can be renewed upon mutual consent. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to order from JHS a specified minimum percentage of our requirements for DEFINITY and fixed quantities of CARDIOLITE and NEUROLITE each year during the contract term.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our manufacturing and supply relationships.
Intellectual Property
Patents, trademarks and other intellectual property rights, both in the U.S. and foreign countries, are very important to our business. We also rely on trade secrets, manufacturing know-how, technological innovations, licensing agreements and confidentiality agreements to maintain and improve our competitive position. We review third party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others. Our ability to enforce, defend and protect our intellectual property rights may be limited in certain countries outside the U.S., which could make it easier for competitors to capture market position in those countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce or defend our intellectual property rights or our freedom to operate, our competitiveness could be impaired, which would limit our growth and future revenue. If we elect to enforce our intellectual property rights, or are required to defend our rights, we could incur significant litigation expense.
Trademarks, Service Marks and Trade Names
We own various trademarks, service marks and trade names, including, among others, PYLARIFY, DEFINITY and Find Fight and Follow. We have generally registered these trademarks, as well as others, in the U.S. and/or numerous foreign jurisdictions.

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
PYLARIFY - We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have five Orange Book-listed patents, including composition of matter patents, the last of which expire in 2037. Outside of the U.S., we have, and are currently pursuing, additional PYLARIFY patents to obtain similar patent protection as in the U.S.
DEFINITY - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method-of-use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
Even though our longest duration Orange Book-listed DEFINITY patent extends until March 2037, because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) either the marketing of that generic candidate does not infringe the Orange Book-listed patent(s) or the Orange Book-listed patent(s) is invalid. Similarly, the FDA can approve a Section 505(b)(2) NDA from an applicant that relies on some of the information required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. With respect to the Orange Book-listed patent(s) covering an innovator product, the ANDA applicant or the Section 505(b)(2) applicant (if relying on studies related to the innovator product) (together, the “Applicant”) must give a notice (a “Notice”) to the innovator of its certification that its generic candidate will not infringe the innovator’s Orange Book-listed patent(s) or that the Orange Book-listed patent(s) is invalid. The innovator can then file suit against the Applicant within 45 days of receiving the Notice, and FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months (measured from the date on which a Notice is received) while the patent dispute between the innovator and the Applicant is resolved in court. The 30-month stay could potentially expire sooner if the courts determine that no infringement had occurred or that the challenged Orange Book-listed patent is invalid or if the parties otherwise settle their dispute. Submission of an ANDA with a Paragraph IV certification can result in protracted and expensive patent litigation.
As of the date of filing of this Annual Report on Form 10-K, we have not received any Notice from an Applicant. If we were to (i) receive any such Notice in the future, (ii) bring a patent infringement suit against the Applicant within 45 days of receiving that Notice, and (iii) successfully obtain the full 30-month stay, then the Applicant would be precluded from commercializing a generic version of DEFINITY prior to the expiration of that 30-month stay period and, potentially, thereafter, depending on how the patent dispute is resolved. Solely by way of example and not based on any knowledge we currently have, if we received a Notice from an Applicant in March 2024 and the full 30-month stay were obtained, then the Applicant would be precluded from commercialization until at least September 2026. If we received a Notice some number of months in the future and the full 30-month stay were obtained, the commercialization date would roll forward in the future by the same number of months. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical trials may be required.
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
flurpiridaz - We own patents and patent applications in numerous jurisdictions covering composition, use, formulation and manufacturing, including in the U.S. a composition of matter patent expiring in 2026, a formulation patent expiring in 2032, a method-of-use patent expiring in 2028, and manufacturing-related patents expiring in 2031 and 2033, and various patent applications, some of which, if granted, will expire in 2033.
PNT2002 - We exclusively license granted U.S. patents and pending U.S. patent applications as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use and manufacturing of PNT2002. The granted U.S. patents expire in 2041.
PNT2003 - We exclusively license pending U.S. patent applications as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use and manufacturing of PNT2003 which, if granted, would expire in 2041.
MK-6240 - We exclusively license patents directed to composition of matter and methods of use of MK-6240 which expire in 2035.
1095 - We own patents relating to 1095, with the composition of matter patent as well as radiolabeled forms patent in the U.S. and Europe expiring in 2027. Additional U.S. patents that we own for stable compositions and radiolabeling processes expire, respectively, in 2030 and 2031.
LNTH-1363S - We exclusively license patent applications directed to compositions of matter and methods of use of LNTH-1363S. If granted, the last patent will expire in 2043.
NM-01- We exclusively license in the field of imaging, patents and applications directed to compositions of matter of NM-01. The granted U.S. patents expire in 2037.
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
In addition, we license third-party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. Some of these licenses are material to our business – for example, the licenses on the PYLARIFY patent family from Johns Hopkins University (“JHU”).
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our intellectual property.
Regulatory Matters
Food and Drug Laws
The development, manufacture and commercialization of our products are subject to comprehensive governmental regulation both within and outside the U.S. A number of factors substantially increase the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These factors include governmental regulation, such as detailed inspection of and controls over research and laboratory procedures, clinical trials, manufacturing, marketing, advertising and promotion, sampling, distribution, import and export, record keeping and storage and disposal practices, together with various post-marketing requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale as well as other civil or criminal sanctions.

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
•Submission to the FDA of an investigational new drug application (“IND”) which must become effective before human clinical trials may begin, including review and approval by any institutional review board (“IRB”), serving any of the institutions participating in the clinical trials;
•Performance of adequate and well-controlled human clinical trials according to current Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;
•Submission to the FDA of an NDA for a new drug;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) regulations; and
•FDA review and approval of the NDA.
The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our products in development will be granted on a timely basis, if at all. Once a pharmaceutical product is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation, and stability, as well as animal studies to assess its potential safety and efficacy. This testing culminates in the submission of the IND to the FDA.
Once the IND becomes effective, including review and approval by any IRB serving any of the institutions participating in the clinical trial, the clinical trial program may begin. Each new clinical trial protocol must be submitted to the FDA before the trial may begin. The person, entity or organization taking responsibility for the trial is referred to as the clinical trial sponsor. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with those diseases.
•Phase 2. Involves trials in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to collect sufficient safety and efficacy data to support the NDA for FDA approval.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Submissions must also be made to inform the FDA of certain changes to the clinical trial protocol. Federal law also requires the sponsor to register the trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, any IRB serving any of the institutions participating in the clinical trial can suspend or terminate approval of a clinical trial at an institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Failure to register a clinical trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of that fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied. The FDA has substantial discretion in the product approval process, and it is impossible to predict whether and when the FDA will grant marketing approval. The FDA may on occasion require the sponsor of an NDA to conduct additional clinical trials or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after NDA approval. The FDA also may impose one or more Risk Evaluation and Mitigation Strategies (“REMS”) to ensure that the benefits of a product outweigh its risks. A REMS could add training requirements for healthcare professionals, safety communications efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. Whether a REMS would be imposed on any of our products and any resulting financial impact is uncertain at this time.
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
The FDA may withdraw marketing authorization for a product if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously-unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, civil monetary penalties, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.
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
Medicare Outpatient TPT Status
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

Novel drugs, however, may apply for TPT Status in which case they are provided a separate payment at ASP plus a certain additional percent for two to three years, regardless of whether they would ordinarily be packaged.
PYLARIFY has received TPT Status effective January 1, 2022 through December 31, 2024, thereby providing separate reimbursement to customers using PYLARIFY in the hospital outpatient setting during this specified period. The reimbursement rate for PYLARIFY was initially based on the wholesale acquisition cost (WAC) plus three percent until ASP could be established. In 2023, CMS established an ASP for PYLARIFY and reimbursed at a rate equal to ASP plus an add-on percentage that varied throughout the year.
PYLARIFY has been assigned Healthcare Common Procedure Coding System code A9595 (piflufolastat F 18, diagnostic, 1 millicurie) for identification in claims and can be used by both public and private payors. Under existing Medicare policy for the hospital outpatient setting of care, non-pass-through diagnostic radiopharmaceuticals are not separately paid and are instead packaged into payment for the underlying procedure. Therapeutic radiopharmaceuticals are paid separately by Medicare OPPS regardless of TPT Status. We plan to continue our advocacy efforts with CMS and private insurers so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of TPT Status. We are also supporting trade associations in their efforts to have Congress pass the Facilitating Innovative Nuclear Diagnostics (FIND) Act, which would allow for separate payment for certain diagnostic radiopharmaceuticals, including PYLARIFY, similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals instead of under the current TPT structure of a separate payment that is limited to three years.
Healthcare Reform and Other Laws Affecting Payment
We operate in a highly regulated industry. The U.S. and state governments continue to propose and pass legislation that may affect the availability and cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Act”), substantially changes the way in which healthcare is financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage, reimbursement and/or delivery of drug products and the medical imaging procedures in which our drug products are used. Key provisions that currently affect our business include the following:
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
In the United States, several state legislatures are considering enacting new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposes many requirements on certain for-profit businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects various rights, such as the right to request access to their personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. In addition, the CCPA requires regulated businesses to implement reasonable security procedures and practices to protect personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information resulting from a business’s failure to implement and maintain reasonable security procedures and practices. Compliance with the CCPA, and similar laws implemented in other states, is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

On November 3, 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA amends the CCPA and expands its protections for personal information, including by establishing a new California Privacy Protection Agency to enforce the CPRA and by providing California consumers various rights such as the right to restrict the processing of their “sensitive personal information.” The CPRA’s amendments to the CCPA took effect on January 1, 2023, and generally apply to personal information collected by regulated businesses on or after January 1, 2022.
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

Certain environmental laws and regulations assess liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous materials or wastes at those formerly owned or operated properties or at third party properties at which they have disposed of hazardous materials or wastes. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury, property damage or other claims due to the presence of, or exposure to, hazardous materials or wastes. We currently are not party to any claims or any obligations to investigate or remediate any material contamination at any of our facilities, however, if we were found to be liable under one or more of these laws or regulations, it could create a substantial liability.
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica, Massachusetts campus, which includes our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the Billerica site at the end of its use as a nuclear facility. In addition, we have a radioactive production facility in Somerset, NJ where we must also maintain a number of environmental permits and nuclear licenses. We store low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits. As of December 31, 2023, we currently estimate the D&D cost of all of our manufacturing sites to be approximately $25.1 million. As of December 31, 2023 and 2022, we have a liability of approximately $22.9 million and $22.5 million, respectively associated with our asset retirement obligations. We currently provide this financial assurance in the form of surety bonds.
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
With respect to sustainability, we track and monitor our energy use, water use, a limited scope of greenhouse gas emissions, and waste generation. We use an Energy Star Portfolio Manager to track energy and water use and have calculated scope 1 and 2 greenhouse gas emissions for our North Billerica Campus, with plans to expand these activities to other Lantheus properties. We will continue to compare our usage data against annual baselines, national medians, and similar buildings.
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
Human Capital Management
As of December 31, 2023, we had 834 employees, of which 808 were located in the U.S. and 26 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
Diversity, Inclusion, Ethics and Compliance
We believe that supporting our local community and instilling a diverse, inclusive, ethical and compliant culture makes us an employer of choice, allows us to maintain good standing with the regulatory authorities and our customers, and benefits our stockholders in the long run.
We have a female Chief Executive Officer who, effective March 1, 2024, will transition to Chair of the Board, over half of our Vice Presidents and above (including our senior management team, which we refer to as our “Expanded Executive Team”) are women, and approximately 50% of our employees are women. We continue to strive to improve our diversity and inclusion with a strategic emphasis beyond gender, and we require recruiters working with us to present diverse candidates. We also sponsor three Employee Resource Groups (“ERGs”), the Lantheus Diversity Connection ERG, the Women Leaders of Lantheus ERG, and the Professional Networking at Lantheus ERG.

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
Communication and Engagement
We believe that our success depends on employees understanding how their work contributes to our overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly town hall meetings for our entire company; (ii) regular ongoing update communications, including through monthly newsletters and our recently launched intranet site; and (iii) an externally administered whistleblower hotline and website that is prominently advertised to our employees, and a whistleblower’s anonymity is protected, if so requested. We also established various employee recognition award programs to recognize and reward employees for specific outstanding accomplishments and to foster a positive employee relations climate.
Health, Wellness and Safety
We are committed to the health and safety of our employees, patients and other partners in the healthcare community. We work to promote an environment of awareness and shared responsibility for safety and regulatory compliance throughout the Company, in order to minimize risks of injury, exposure, or business impact.
Corporate History
Founded in 1956 as New England Nuclear Corporation, our medical imaging diagnostic business was purchased by E.I. du Pont de Nemours and Company (“DuPont”) in 1981. Bristol Myers Squibb (“BMS”) subsequently acquired our diagnostic medical imaging business as part of its acquisition of DuPont Pharmaceuticals in 2001. In January 2008, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and ACP-Lantern Co-Invest, LLC formed Lantheus Holdings and acquired our medical imaging business from BMS. On June 30, 2015, we completed an initial public offering of our common stock. We completed our acquisition of Progenics on June 19, 2020 (the “Progenics Acquisition”). We completed our acquisition of Cerveau Technologies, Inc. on February 6, 2023 (the “Cerveau Acquisition”). Our common stock is traded on the NASDAQ Global Market under the symbol “LNTH”.
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
Risks Related to Our Portfolio of Commercial Products
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) the ability of PMFs to manufacture PYLARIFY to meet product demand, (B) our ability to promote PYLARIFY to customers, (C) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, (D) our ability to maintain PYLARIFY as the leading PSMA PET imaging agent, including after the potential expiration of TPT Status at the end of 2024 and (E) our ability to clinically and commercially differentiate PYLARIFY from other products.
To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2024 and can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule. If FDA approval of manufacturing sites is delayed or withdrawn, our business, results of operations, financial condition and cash flows could be adversely affected.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and sales are generated through an internal PYLARIFY sales team, as well as a sales team at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMFs. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability to continue to enter into arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements could have an adverse impact on our business, results of operations, financial condition and cash flows.
Obtaining adequate coding, coverage and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/CT imaging procedures. We received notification that our HCPCS code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted TPT Status for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always adequately cover the total cost of the procedure. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure. In addition, if other government payors or private payors do not provide adequate reimbursement for the use of PYLARIFY, our business, results of operations, financial condition and cash flows could be adversely affected. We plan to continue our advocacy efforts with CMS and private insurers so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of TPT Status and we are also supporting trade associations in their efforts to have Congress pass the Facilitating Innovative Nuclear Diagnostics (FIND) Act, which would allow for separate payment for certain diagnostic radiopharmaceuticals, including PYLARIFY, similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals instead of under the current TPT structure of a separate payment that is limited to three years, however, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
The successful growth of PYLARIFY is also dependent on our ability to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved. PYLARIFY currently competes with two commercially available Ga-68-based PSMA PET imaging agents from Telix Pharmaceuticals Limited and Novartis AG and an F 18 PSMA PET imaging agent from Blue Earth, as well as other non-PSMA PET imaging agents. To the extent we lose market share to existing or future competitors (including during any period of time in which our TPT Status has expired but TPT Status for a later-approved competitive products still exists), such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate

PYLARIFY in light of the potential loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best in class customer experience and through long-term strategic contracts.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics. For example, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. However, the prescribing information for PLUVICTO specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. While we note that FDA-approved labels for F 18-based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that PLUVICTO prescribing information will be expanded to incorporate F 18-based PSMA PET imaging agents like PYLARIFY, or how clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.
The near-term growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of competition from other existing echocardiography agents and potential generic competitors as a result of patent and regulatory exclusivity expirations.
The growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. DEFINITY currently competes with ultrasound enhancing agents produced by GE Healthcare and Bracco, as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY we have six Orange Book-listed method-of-use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. In the U.S. for DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents that expire in 2035. Outside of the U.S., we are currently pursuing additional DEFINITY and DEFINITY RT patents to obtain similar patent protection as in the U.S. The Orange Book-listed patents include a patent on the use of VIALMIX RFID, which expires in 2037; additional VIALMIX RFID patent applications have been submitted in major markets throughout the world.
Because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers in the near to intermediate term. Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) either the marketing of that generic candidate does not infringe the Orange Book-listed patent(s) or the Orange Book-listed patent(s) is invalid. Similarly, the FDA can approve a Section 505(b)(2) NDA from an applicant that relies on some of the information required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. The ANDA applicant or the Section 505(b)(2) applicant (if relying on studies related to the innovator product) (together, the “Applicant”) must also give Notice to the innovator, which would then enable the innovator to file suit against the Applicant within 45 days of receiving the Notice. If the innovator challenges the Applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute between the innovator and the Applicant is resolved in court. The 30 month stay can be shortened if the patent infringement suit is resolved in the Applicant’s favor before the 30 month stay expires, and this may involve a successful challenge of the patent’s validity in U.S. Patent and Trademark Office (“USPTO”) proceedings and appeals process. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical trials may be required. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30 month stay, that we would be successful on the merits asserting that an Applicant infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding.
As of the date of filing of this Annual Report on Form 10-K, we have not received any such Notice from any Applicant, but we can give no assurance that we will not receive a Notice in the future. If we were to receive any such Notice in the future, we would review the Notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the Applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30 month stay, that we would be successful on the merits asserting that an Applicant infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding. If we were to receive such a Notice and to challenge the Applicant, patent litigation is complex and can be protracted and expensive, which could also have a negative effect on our business, results of operations and financial condition.

As part of our microbubble franchise strategy, (i) we have developed and received FDA approval for DEFINITY RT, a modified formulation of DEFINITY, (ii) we look for other opportunities to expand our microbubble franchise, including new applications beyond echocardiography and ultrasound enhancing agent imaging generally such as our strategic arrangements with Cerevast, CarThera, Insightec, AHN and SonoThera, and (iii) we have constructed a specialized in-house manufacturing facility at our North Billerica campus for purposes of producing the formulation of DEFINITY that requires refrigerated storage and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. However, we can give no assurance that our microbubble franchise strategy will be successful or that the modified formulation, new applications or new manufacturing capabilities will grow our microbubble franchise.
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
PYLARIFY is manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons. The radioisotope in PYLARIFY is fluorine-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing PLYARIFY is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although we have qualified and continue to qualify additional PMFs, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule or that the PMFs will not experience issues with their ability to manufacture and deliver PYLARIFY to our customers. If FDA approval of manufacturing sites is delayed or withdrawn or our PMF sites experience manufacturing issues, our business, results of operations, financial condition and cash flows could be adversely affected.
We rely on JHS as a substantial supplier of DEFINITY, as well as our sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials. We rely on Samsung Biologics Co., Ltd. (“SBL”) as our sole source manufacturer of DEFINITY RT. In addition, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the specially designed chemistry synthesis boxes and consumables used in the manufacturing of PYLARIFY, the lipid blend material and perflutren gas used in the manufacturing of DEFINITY and the lead casing for our TechneLite generators). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control.
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
In addition to our existing manufacturing relationships, we are also pursuing new manufacturing relationships to establish and secure additional or alternative suppliers for our commercial products. We also constructed a specialized in-house manufacturing facility at our North Billerica, Massachusetts campus for purposes of producing the formulation of DEFINITY that requires refrigerated storage and, potentially, other sterile vial products. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. This project provides a certain amount of supply chain redundancy for DEFINITY (other than DEFINITY RT, which is supplied solely by SBL). However, we cannot assure you that these activities or any of our additional supply activities will be successful or that we will be able to avoid or mitigate interim supply shortages before new sources of product are fully functional and qualified. In addition, we cannot assure you that our existing manufacturers or suppliers or any new manufacturers or suppliers can adequately maintain either their financial health, technical capabilities or regulatory compliance to allow continued production and supply. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could eventually have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
U.S., Canadian and international governments have encouraged the development of a number of alternative Mo-99 production projects with existing reactors and technologies as well as new technologies. However, we cannot say when, or if, the Mo-99 produced from these projects will become available. As a result, there is a limited amount of Mo-99 available which could limit the quantity of TechneLite that we could manufacture, sell and distribute, resulting in a substantial negative effect on our business, results of operations, financial condition and cash flows.
Most of the global suppliers of Mo-99 rely on Framatone-CERCA in France to fabricate uranium targets and in some cases fuel for research reactors from which Mo-99 is produced. Absent a new supplier, a supply disruption relating to uranium targets or fuel could have a substantial negative effect on our business, results of operations, financial condition and cash flows.
We can give no assurance that Curium will be successful with its commercialization of piflufolastat F 18 in Europe.
We have licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of piflufolastat F 18 in Europe, and we are entitled to double-digit royalties on net sales of piflufolastat F 18. In July 2023, Curium announced that the EMA approved piflufolastat F 18 in Europe, under the name PYLCLARI. We cannot assure that Curium will be successful in commercializing it in Europe. Any failure or significant delay in Curium’s ability to successfully launch PYLCLARI in Europe may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales.
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
Our just-in-time manufacturing of radiopharmaceutical products relies on the reliability of our equipment and processes, the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.
At the facility on our North Billerica, Massachusetts campus, we manufacture TechneLite on an automated production line. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we experience an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at our facilities or establish additional or replacement sources for certain products, components or materials.
In addition, because a number of our radiopharmaceutical products, including PYLARIFY and our TechneLite generators rely on radioisotopes with limited half-lives, we or our partners must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of decay. For example, the radioisotope used in PYLARIFY is F 18, which has a 110 minute half-life, requiring that this product be manufactured and distributed within the same day to end-users. After being made on a cyclotron at a PMF, the F 18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Similarly, with respect to our TechneLite generators, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of that same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.
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
Outside of the U.S., we have no sales force and, consequently, rely on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain current levels of unit sales or that we will be able to increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face significant competition in our business and may not be able to compete effectively.
The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:
•For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited, Novartis AG, and Blue Earth, a subsidiary of Bracco.
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our radiopharmaceutical commercial products, our competitors currently include Curium, GE Healthcare, Bracco and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, and potentially BWXT Medical.
•For PNT2002 and 1095, our principal competitors may include Novartis AG; Telix Pharmaceuticals Limited; and Curium, each of which has commercialized products or product candidates in advanced clinical stage of development.

•For PNT2003, our principal competitor may include Novartis AG; ITM Radiopharma; and RayzeBio (under agreement to be acquired by Bristoll Meyers Squibb), each of which has commercialized products or product candidates in advanced clinical stage of development.
•For MK-6240, our principal competitors may include Eli Lilly and Company and Life Molecular Imaging, each of which has commercialized products or product candidates in advanced clinical stage of development. .
•For LNTH-1363S, our principal competitors may include Sofie Bioscience; GE Healthcare; and Novartis AG, each of which has product candidates in clinical stage of development.
We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on products that are competitive with our own, development of new products that are more cost-effective or have superior performance than our current products or potential future products or the introduction of generic versions after our proprietary products lose their patent protection. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Further, the radiopharmaceutical industry continues to evolve strategically, with several market participants recently sold. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers, and such decision-making could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY.
DEFINITY is an ultrasound enhancing agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound enhancing agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the ultrasound enhancing agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. In a strong reaction by the cardiology community to the FDA’s new position, a letter was sent to the FDA, signed by 161 doctors, stating that the benefit of these ultrasound enhancing agents outweighed the risks and urging that the boxed warning be removed. In May 2008, the FDA substantially modified the boxed warning. On May 2, 2011, the FDA held an advisory committee meeting to consider the status of ultrasound enhancing agents and the boxed warning. In October 2011, we received FDA approval of further modifications to the DEFINITY label, including: further relaxing the boxed warning; eliminating the sentence in the Indication and Use section “The safety and efficacy of DEFINITY with exercise stress or pharmacologic stress testing have not been established” (previously added in October 2007 in connection with the imposition of the box warning); and including summary data from the post-approval CaRES (Contrast echocardiography Registry for Safety Surveillance) safety registry and the post-approval pulmonary hypertension study. Further, in January 2017, the FDA approved an additional modification to the DEFINITY label, removing the contraindication statement related to use in patients with a known or suspected cardiac shunt. Bracco’s ultrasound enhancing agent, Lumason, has substantially similar safety labeling as DEFINITY and Optison. In April 2021, after reviewing certain adverse events that occurred in patients with a prior history of allergic reactions to polyethylene glycol (“PEG”), an inactive excipient in both DEFINITY and Lumason, the FDA and the marketing authorization holders of these products agreed to an additional contraindication for use of these products, including advising clinicians to assess patients for prior PEG hypersensitivity before administering these products. In June 2023, after reviewing adverse events that occurred in patients with history of sickle cell disease, we agreed with the FDA to amend the label to advise clinicians that if a patient with sickle cell disease experiences acute pain episodes following DEFINITY administration, use of DEFINITY in that patient should be discontinued. If additional safety issues arise (not only with DEFINITY but also potentially with Optison and Lumason), this may result in unfavorable changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.

Risks Related to Reimbursement and Regulation
Many of our customers are highly dependent on payments from third-party payors, including government sponsored programs, particularly Medicare, in the U.S. and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products (or services provided with our products) could adversely affect our business and results of operations.
A substantial portion of our revenue depends on the extent to which the costs of our products purchased by our customers (or services provided with our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third-party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our customers’ ability to obtain adequate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. If Medicare and other third party payors do not provide adequate reimbursement for the costs of our products (or services provided using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products.
In addition, demand for new products may be limited unless we obtain favorable reimbursement (including coding, coverage and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes. Third-party payors continually review their coverage policies for existing and new products and procedures and can deny coverage for products or procedures that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third-party payors make coverage and reimbursement available, that reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.
For example, effective January 1, 2022, the CMS granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always cover the total cost of the procedure. In 2023 rulemaking for the 2024 payment calendar year, CMS recognized the challenges of patient access to diagnostic radiopharmaceuticals and requested feedback on various payment alternatives that could provide separate reimbursement for these items, but the agency did not adopt any of these proposals in the final rule, while stating that it would continue to evaluate this issue in subsequent rulemaking. We can give no assurance that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status will be adequate to cover a PYLARIFY PET/CT imaging procedure or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
We also believe that all of these changes and their resulting pressures may incrementally reduce the overall number of diagnostic medical imaging procedures performed. These changes overall could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services, which could impact our current or potential future diagnostic and other types of products and have a material adverse effect on our business, results of operations, financial condition and cash flows.
We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used, although the timing of such regulation is uncertain after a recent pause by CMS. Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2024 Physician Fee Schedule Final Rule, CMS determined that it was not feasible to fully operationalize the AUC program consistent with the statute within the required time frame. Accordingly, the agency finalized an indefinite pause to the AUC program and the recission of the regulations promulgated thus far to implement the AUC program. While it is unclear when CMS will resume implementation of the AUC program, to the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows would be adversely affected.
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
A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used and/or that could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the U.S. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. In 2017, Congress enacted legislation that effectively eliminated the Healthcare Reform Act’s “individual mandate” beginning in 2019. Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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
Further, changes in payor mix and reimbursement by private third-party payors may also affect our business. Rates paid by some private third-party payors are based, in part, on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Reductions in the amount of reimbursement paid for diagnostic medical imaging procedures, including the elimination of any additional payment such as TPT Status, and changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs and among different types of non-government payor sources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, is uncertain. Nor is it clear whether additional legislative changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop or commercialize new products.
Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.
Both before and after the approval of our products in development, we, our products, development products, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S. as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country and even state to state, including, among other things, anti-trust and competition laws and regulations, and data privacy laws and regulations such as the General Data Protection Regulation in the European Union and the CCPA and the CPRA. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the NRC, the HHS, Health Canada, the EMA, the MHRA, the NMPA, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA or other federal or state regulators. We also have similar adverse event and production reporting obligations outside of the U.S., including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications for which they have not been approved by the FDA or a so-called “off-label use” or promotion that is inconsistent with the approved labeling. If the FDA determines that our promotional materials constitute unlawful promotion, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third-party suppliers must conform to cGMP regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. If in the future issues arise at our own manufacturing facility or at a third-party manufacturer, the FDA could take regulatory action which could limit or suspend the ability to manufacture our products or have any additional products approved at the relevant facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, federal and state “sunshine” laws and regulations and other fraud and abuse laws and regulations.
We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid drug rebate program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid drug rebate program and Medicare Part B. Our Medicaid Drug Rebate agreements require us to report certain price information to the federal government. Determination of the rebate amount that we pay to state Medicaid programs for our products, of prices charged to government and certain private payors for our products, or of amounts paid for our products under government healthcare programs, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations.
Failure to comply with other requirements and restrictions placed upon us or our third-party manufacturers or suppliers by laws and regulations can result in fines, civil and criminal penalties, exclusion from federal healthcare programs and debarment. Possible consequences of those actions could include:
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
Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense. In connection with the launch and continued growth of PYLARIFY, we hired additional employees to assist us with the commercialization of PYLARIFY, including in sales, marketing, reimbursement, quality and medical affairs. Although we were successful in hiring and onboarding those employees and we have not had any material difficulty in the past in hiring or retaining qualified personnel, if we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel or insufficient financial resources, then our growth may be limited and it could have a material adverse effect on our business.
If we lose the services of our key personnel, our business could be adversely affected.
Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Mary Anne Heino, our Chief Executive Officer, and other members of our executive leadership and senior management team play a significant role in formulating and executing on our long-term strategy, generating business and overseeing operations. We have employment agreements with Ms. Heino, Brian Markison, who will succeed Ms. Heino as Chief Executive Officer effective March 1, 2024, and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executive officers. While we have experienced some turnover on our executive leadership team, we have generally been able to fill positions by either promoting existing employees or attracting new, qualified individuals to lead key functional areas. For example, on January 23, 2024, we announced that effective March 1, 2024, Brian Markison, our current Chair of the Board, will become our Chief Executive Officer, and Mary Anne Heino, our current Chief Executive Officer, will retire and become the Chair of the Board. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.
Our business depends on our ability to successfully introduce new products and adapt to a changing technology and medical practice landscape.
The healthcare industry is characterized by continuous technological development resulting in changing customer preferences and requirements. The success of new product development depends on many factors, including our ability to fund development of new products or new indications for existing products, anticipate and satisfy customer needs, obtain timely regulatory approval based on performance of our products in development versus their clinical trial comparators, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate our products from our competitors. To compete successfully in the marketplace, we must make substantial investments in new product development, whether internally or externally through licensing or acquisitions. Our failure to introduce new and innovative products in a timely manner would have an adverse effect on our business, results of operations, financial condition and cash flows.
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
•Market acceptance of our products; and
•Our ability to obtain adequate coding, coverage and payment, including the availability of TPT Status.
The field of diagnostic medical imaging is dynamic, with new products, including equipment, software and products, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities, and in the case of DEFINITY, echocardiography procedures without ultrasound enhancing agents. New hardware, software or products in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and products in that modality, resulting in commercial displacement of the products. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply or the availability of additional payments for new devices such as TPT Status, may favor one product over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies, to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. To the extent there is technological obsolescence in any of our products that we manufacture, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining market share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Similar risks could apply to therapeutic products, including products we are developing.
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
We seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future acquisitions or in-licenses, however, may entail numerous operational and financial risks, including:
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
We may not have sufficient resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be an overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire or in-license new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisitions or in-licensing opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.
Challenges with product quality or product performance, including defects, caused by us or our manufacturers or suppliers could result in a decrease in customers and revenues, unexpected expenses and loss of market share.
The manufacture of our products is highly exacting and complex and must meet stringent quality requirements, due in part to strict regulatory requirements, including the FDA’s cGMPs. Problems may be identified or arise during manufacturing, quality review, packaging or shipment for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Those events could lead to a recall of, or issuance of a safety alert relating to, our products or could harm our reputation and our ability to market our products in the future. We also may undertake voluntarily to recall products or temporarily shut down production lines based on internal safety and quality monitoring and testing data.
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
Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection of our commercial products and technologies and products in development as well as successfully enforcing and defending these patents and trade secrets against third parties and their challenges, both in the U.S. and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property and we may not receive the same degree of protection in every jurisdiction. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
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
•The patents of others may have an adverse effect on our business; or
•The cost to defend our patents may be significant and may result in litigation which could be costly and time consuming.
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
We may be subject to litigation over infringement claims regarding the products we manufacture or distribute or intend to manufacture or distribute. For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. This type of litigation can be costly and time consuming and could divert management’s attention and resources, generate significant expenses, damage payments (potentially including treble damages) or restrictions or prohibitions on our use of our technology, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, if we are found to be infringing on proprietary rights of others, we may be required to develop non-infringing technology, obtain a license (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, or cease making, using and/or selling the infringing products, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
For the year ended December 31, 2023, we derived approximately 2.6% of our revenues and sourced approximately 11.2% of our costs of goods sold outside of the United States. Accordingly, our business is subject to risks associated with doing business internationally, including:
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
•Potential global disruptions in air transport, which could adversely affect our international supply chains for radioisotopes and DEFINITY RT as well as international distribution channels for our commercial products;
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
We believe that our cybersecurity program is designed to effectively mitigate the risks of material cybersecurity incidents. However, our management does not expect that our cybersecurity program will prevent or detect all occurrences of cybersecurity incidents, material or otherwise, and there is potential risk that certain cybersecurity breaches may go undetected for a period of time. The design of our cybersecurity program is based, in part, upon certain assumptions about the likelihood of future incidents, and there can be no assurance that any design will prevent or detect all cybersecurity breaches. Over time, certain aspects of cybersecurity programs may become inadequate because of changes in technology, sophistication of cybersecurity attacks, emerging threats or other conditions, or the degree of compliance with our policies and procedures may deteriorate.
We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information, personally identifiable data and personal health information), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers about the security of their orders and personal information, as well as the perception of our manufacturing partners of the security of their proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption of internal operations could also have a material adverse impact on our results of operations, financial condition and cash flows. To date, we have not experienced any known material cybersecurity attacks.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2023, we had U.S. federal income tax loss carryforwards of $297.6 million, $157.9 million of which will expire between 2027 and 2037, $139.6 million of which can be carried forward indefinitely, and state income tax loss carryforwards of $12.5 million, tax-effected. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal and state income tax liabilities if our future income is not sufficient to absorb the losses, or if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
We are involved in various legal proceedings that are uncertain, costly and time-consuming and could have a material adverse impact on our business, financial condition and results of operations.
From time to time we are involved in legal proceedings and disputes and may be involved in litigation in the future. For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. These proceedings are complex and extended and occupy the resources of our management and employees.
Legal proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings.
Defending against or settling legal proceedings and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
With respect to PNT2002, on December 18, 2023, we announced positive topline results from SPLASH, the Phase 3 registrational trial for PNT2002. Although the topline results indicated that the SPLASH trial met its primary endpoint, at the time of our topline analysis, interim OS results were immature. We expect additional, follow-up data in 2024 prior to the potential submission of an NDA; however, we can give no assurance that, as additional data become available, such data will not be materially different from the topline data we previously published, or that such data will support an NDA filing, FDA approval, or successful commercialization of PNT2002.
In addition, we are dependent on POINT to develop commercial product capacity and manufacture clinical and commercial supply for both PNT2002 and PNT2003, as well as supply for our EAP for PNT2002.

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
We may not, or may take longer to, realize the expected benefits and opportunities related to, the Cerveau Acquisition.
On February 6, 2023, we announced that we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. MK-6240 is currently being used in more than 90 active clinical trials for several Alzheimer’s disease therapeutic candidates being developed. While we believe that MK-6240, as a Tau imaging agent, has the potential to play an important role in patient staging, selection, and monitoring for future treatments and could be a surrogate endpoint for treatment efficacy, we can give no assurance that we will be successful with continued development, regulatory approval and commercialization of the product candidate or that disagreements with the counterparty to our license agreement for MK-6240 or the Selling Stockholders will not arise over proprietary rights, contract interpretation or the preferred course of product research, development or marketing that might cause delays or termination of the license agreement, or might result in litigation or arbitration, which could be time-consuming and expensive.
The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.
We currently have clinical development programs in the U.S., including those related to PNT2002, PNT2003, MK-6240 and LNTH-1363S, and are exploring additional lifecycle management opportunities for some of our current products, including PYLARIFY. We also have a number of strategic partnerships relating to obtaining additional indications for existing commercial products or regulatory approval for clinical development candidates. To obtain regulatory approval for these products in the indications being pursued, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters.” Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an investigational product to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a clinical trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources or for other reasons.
Our products in development are also subject to the risks of failure inherent in drug development, drug testing and regulatory approval. The results of preliminary studies do not necessarily predict clinical success, and larger and later stage clinical trials may not produce the same results as earlier stage trials. Sometimes, products that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Products in later stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our products in development may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. Depending on the regulatory pathway selected for drug approval, such as by filing an ANDA or Section 505(b)(2) NDA that requires sending notice to the innovator of a drug, regulatory approval may also be delayed by litigation brought under the Hatch-Waxman Act. For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our products in development are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.

We are not permitted to market our products in development in the U.S. or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our products in development. The NDA must include extensive nonclinical and clinical data and supporting information to establish the product’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical trials and surveillance or other risk management measures to monitor the safety or efficacy of the product. In some instances, products in development may also be approved by filing an ANDA or Section 505(b)(2) NDA with the FDA (as further described in Part I, Item 1. “Business—Regulatory Matters—Hatch-Waxman Act.”); provided, however, that seeking regulatory approval under such pathways may subject the product candidate to delays caused by litigation brought by an innovator of similar drugs under the Hatch-Waxman Act, as is the case with our ANDA application and Paragraph IV certification for PNT2003. Markets outside of the U.S. also have requirements for approval of products with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.
We can give no assurance that GE Healthcare will be successful with the further clinical development of flurpiridaz.
In May 2015, we announced complete results from the first of two planned Phase 3 clinical trials for flurpiridaz. Although the development candidate appeared to be well-tolerated from a safety perspective and outperformed SPECT in a highly statistically significant manner in the co-primary endpoint of sensitivity and in the secondary endpoints of image quality and diagnostic certainty, flurpiridaz did not meet its other co-primary endpoint of non-inferiority for identifying subjects without disease. In April 2017, we entered into the License Agreement with GE Healthcare for the continued Phase 3 development and worldwide commercialization of flurpiridaz. Under the License Agreement, GE Healthcare agreed, among other things, to complete the worldwide development of flurpiridaz by conducting a second Phase 3 trial and pursue worldwide regulatory approvals. In September 2022, we announced with GE Healthcare that the second Phase 3 clinical trial had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting CAD. The findings, shared at an American Society of Nuclear Cardiology conference, also demonstrated that cardiac PET imaging with flurpiridaz had higher diagnostic efficacy and image quality in patients with suspected CAD, compared with SPECT MPI, the predominant procedure currently used in nuclear cardiology. Notwithstanding these findings, we cannot assure that any of the data generated in either our or GE Healthcare’s sponsored Phase 3 study will be sufficient to support an NDA approval or that flurpiridaz will ever be approved as a PET MPI imaging agent by the FDA. While GE Healthcare recently announced that it had filed an NDA with the FDA for flurpiridaz, any failure or significant delay in receiving regulatory approval for the sale of flurpiridaz may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales.
Even if clinical development candidates receive regulatory approval, we can give no assurance that they can be successfully commercialized.
Even if our clinical development candidates proceed through their clinical trials and ultimately receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. For example, the manufacturing, marketing and distribution of a radiopharmaceutical like flurpiridaz and MK-6240 will require the creation of a field-based network of specialized PET manufacturing facilities, or PMFs, with radioisotope-producing cyclotrons, similar to what we created for PYLARIFY, and will need to be manufactured and distributed rapidly to end-users.
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
In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with Curium on PYLCLARI in Europe, GE Healthcare on flurpiridaz and POINT on PNT2002 and PNT2003, we have other collaborations to develop and commercialize products. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

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
Many of our products or product candidates incorporate rights licensed by third parties -- for example, we license patent rights on PYLARIFY, PNT2002, PNT2003, MK-6240, LNTH-1363S and NM-01. We could lose the rights to develop or commercialize these products and product candidates if the related license agreement is terminated due to a breach by us or otherwise. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, sometimes in accordance with established timelines, to maintain rights under our license agreements. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products. This loss could have a material adverse effect on our business, results of operations and financial condition.
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
In December 2022, our Board authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances. We used approximately $75.0 million of the net proceeds from the Notes to repurchase shares of our common stock from purchasers of Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The purchase price per share of the common stock repurchased in such transactions was equal to the closing sale price per share of our common stock on December 5, 2022, which was $56.01 per share. Following this initial repurchase, we may from time to time repurchase additional shares of our common stock. Such repurchases could increase, or prevent a decrease in, the market price of our common stock.
We have indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2023, we had approximately $575.0 million of total principal indebtedness remaining under the Notes and availability of $350.0 million under our five-year 2022 Revolving Facility. Our indebtedness and any future indebtedness we incur could:
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt, including the 2022 Revolving Facility. Although these agreements restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business, indebtedness among restricted subsidiaries and us and indebtedness relating to hedging obligations. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage could intensify. In addition, the 2022 Revolving Facility will not prevent us from incurring obligations that do not constitute indebtedness under that agreement.
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
Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The high and low closing sales prices of our common stock during the twelve months ended December 31, 2023 were $99.65 and $47.76, respectively. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
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
Our amended and restated certificate of incorporation and bylaws, as amended and restated, contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management. These provisions may also discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by our Board. In addition, we are incorporated in Delaware and subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us. These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
With respect to cybersecurity risks, we have invested and continually invest in new cybersecurity services, technologies, and capabilities. On an ongoing basis we provide our employees with comprehensive cybersecurity awareness training around phishing, malware and other cybersecurity risks, all in a manner reasonably intended to educate employees to safely avoid cyber attacks and mitigate the risk of employee related security breaches. In support of our cybersecurity program, our systems and services undergo regular reviews by management to determine if any insufficiencies in cybersecurity exist.
If an incident is detected, the Cybersecurity team follows the incident response policy to investigate, review and determine the potential impacts of such an incident. If the Cybersecurity team determines that an incident could reasonably be expected to have an impact on the financial condition or operations of the Company, it escalates the incident to the crisis management team, which includes executive management. The crisis management team further evaluates the potential impact and materiality of an event and the appropriate response required. The crisis management team coordinates the appropriate response effort and communicates, as applicable, to the Audit Committee. To the extent that Cybersecurity incident is determined to be material, the appropriate public disclosures are made.
We monitor material risks from cybersecurity threats relating to potential compromises of sensitive information at our third-party business partners where relevant and reevaluate these risks periodically. We also perform third-party cybersecurity audits at least annually and conduct third-party security reviews and testing of our network, processes and systems periodically.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
We rely on our computer networks and systems, some of which are managed by third-parties, to manage and store electronic information (including sensitive data such as confidential business information, personally identifiable data and personal health information), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers about the security of their orders and personal information, as well as the perception of our manufacturing partners of the security of their proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption of internal operations could also have a material adverse impact on our results of operations, financial condition and cash flows.
As of the date of this report, we have not experienced any known cybersecurity incidents, or a series of related incidents, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. For an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Governance
Our Board actively oversees our corporate strategy and enterprise risk management (“ERM”) programs, including those relating to cybersecurity and data privacy risks.
Our Audit Committee and Nominating and Corporate Governance Committee are primarily responsible for, among other things, overseeing our compliance and ERM programs, information technology systems, and our processes and data, including cybersecurity and data privacy. These responsibilities include reviewing and discussing with management our policies and processes relating to risk assessment and risk management. Cybersecurity and data privacy are regular topics on the Audit Committee’s agenda and management reviews at least quarterly the results of cybersecurity monitoring and discusses performance metrics, any incidents identified and potential recommended modifications to our technology, organization training, awareness and governance with our Audit Committee. A summary of these results are also reported by the Audit Committee to the Board at least annually.
Management, including our Chief Information Officer (“CIO”), who has over 25 years of experience serving primarily in the life science industry and is a recognized industry leader, is responsible for monitoring and assessing cybersecurity risks. Management reviews and determines the effectiveness of both internal and third-party leveraged expertise to ensure we have the appropriate knowledge base for risk coverage.

Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2023:

Location	Purpose	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Manufacturing, Laboratory, Mixed Use and Other Office Space	431,000	Owned	N/A
Bedford, Massachusetts	Executive Offices, Laboratory, Office Space	88,200	Leased	December 2039
New York, New York	Office Space	26,000	Leased*	September 2030
Somerset, New Jersey	Manufacturing, Mixed Use and Office Space	11,400	Leased	November 2028
Somerset, New Jersey	Office Space	8,249	Leased	March 2027

Canada
Quebec	Mixed Use and Office Space	1,106	Leased	May 2024
Quebec	Distribution Center and Office Space	1,433	Leased	May 2025
Sweden
Lund	Office Space	4,000	Leased	December 2024
* On October 11, 2021, we entered into an agreement to sublease our office space at the World Trade Center in New York City to an unrelated third party. Please refer to Note 16, “Leases” for further details.
** On January 9, 2024, we announced that Perspective agreed to acquire the assets and associated lease of our radiopharmaceutical manufacturing facility in Somerset, New Jersey, subject to customary closing conditions, including regulatory approval.
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
Holders of Record
On February 15, 2024, there were approximately 30 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Performance Graph
The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act or the Exchange Act, whether such filing occurs before or after the date hereof, except to the extent that we explicitly incorporate it by reference into in such filing.
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index, (ii) the NASDAQ US Small Cap Index and (iii) the NASDAQ US Mid Cap Index, commencing on December 31, 2018 and ending December 31, 2023. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on December 31, 2018. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*
Among Lantheus Holdings, Inc., Russell 2000 Index and NASDAQ Small Cap Index
$400
$350
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Lantheus Holdings, Inc. ("LNTH")
Russell 2000 Index ("^RUT")
NASDAQ US Small Cap Index ("^NQUSS")
NASDAQ US Mid Cap Index ("^NQUSM")

________________________________
* Assumes hypothetical investment of $100 in our common stock and each of the indices on December 31, 2018, including reinvestment of dividends.

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in our common stock and each of the comparative indices on December 31, 2018:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)	NASDAQ US Mid Cap Index (“^NQUSM”)
12/31/18	$100.00	$100.00	$100.00	$100.00
12/31/19	$131.05	$123.72	$122.37	$126.72
12/31/20	$86.20	$146.44	$148.64	$145.38
12/31/21	$184.60	$166.50	$172.58	$171.68
12/31/22	$325.62	$130.60	$134.43	$139.97
12/31/23	$396.17	$150.31	$155.82	$163.12

Dividend Policy
We did not declare or pay any dividends in 2023, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity” for further information.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2023. In December 2022, our Board authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances. We used approximately $75.0 million of the net proceeds from the Notes to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021 and April 28, 2022 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2023 *	4,984	$71.02	0	$75.0 million
November 2023 *	3,930	$68.38	0	$75.0 million
December 2023 *	4,061	$76.04	0	$75.0 million
Total	12,975		0	$75.0 million
    ________________________________
*    Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

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
This section discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 have been excluded from this Form 10-K and can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
Overview
Our Business
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology diagnostics and therapeutics help healthcare professionals (“HCPs”) Find, Fight and Follow cancer, with a focus on prostate cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions and pharma solutions platforms.
Our commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide improved information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs throughout the healthcare system.
We produce and market our products throughout the United States (the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Somerset, New Jersey; Montreal, Canada; and Lund, Sweden.
Recent Developments
CEO Succession Plan
On January 23, 2024, we announced that, effective March 1, 2024, Brian Markison, our current Chair of the Board, will become our Chief Executive Officer, and Mary Anne Heino, our current Chief Executive Officer, will retire and become the Chair of the Board. As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his Chief Executive Officer appointment in March, and Board Member Julie McHugh became Lead Independent Director.
Strategic Agreements with Perspective Therapeutics
On January 9, 2024, we announced that we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology, for an aggregate upfront payment of $28 million in cash. We also agreed to purchase up to 19.9% of Perspective’s outstanding shares of common stock for up to approximately $33 million, subject to Perspective’s completion of a qualified third-party financing transaction and certain other closing conditions. In addition, Perspective agreed to acquire the assets and associated lease of our radiopharmaceutical manufacturing facility in Somerset, New Jersey, subject to customary closing conditions, including regulatory approval.
On January 22, 2024, following the satisfaction of applicable closing conditions, our subsidiary, Lantheus Alpha, purchased 56,342,355 shares of Perspective’s common stock at a purchase price of $0.37 per share in a private placement transaction. The total consideration for the purchase was approximately $20.8 million in cash, which resulted in Lantheus Alpha holding approximately

10.74% of Perspective’s common stock as of the purchase date and retaining the right to purchase additional shares to bring its ownership up to an aggregate of 19.9%.
Exclusive License for PNT2002 and PNT2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT Biopharma Global Inc. (“POINT”), in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau, and Taiwan), Singapore, and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates.
On December 27, 2023, Eli Lilly announced the completion of its acquisition of POINT. The acquisition is no expected to impact the status of the PNT2002 License Agreement, the PNT2003 License Agreement, or the work being performed in connection with those agreements and our collaboration with POINT.
PNT2002
With respect to PNT2002, POINT is generally responsible for funding and development activities required for FDA approval, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval for PNT2002, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the license and collaboration agreement between Lantheus Two and POINT, dated November 11, 2022 (the “PNT2002 License Agreement”).
In April 2023, we announced with POINT that the FDA had granted Fast Track designation for PNT2002. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address unmet needs.
On December 18, 2023, we announced positive topline results from SPLASH, the Phase 3 registrational trial for PNT2002. SPLASH was designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). The SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (rPFS) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6.0 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (OS) results were immature (46% of protocol-specified target OS events reached), and the HR was 1.11. We expect more mature overall survival data in 2024 prior to the potential submission of a New Drug Application (“NDA”).
PNT2002 demonstrated a favorable safety profile with grade ≥3 treatment-emergent adverse events (TEAEs) per Common Terminology Criteria for Adverse Events, serious TEAEs, and TEAEs leading to discontinuation occurring at lower rates in the PNT2002 arm than in the control arm (30.1%, 17.1%, and 1.9% versus 36.9%, 23.1%, and 6.2%, respectively).
The open-label study randomized 412 patients with PSMA-expressing mCRPC who had progressed on ARPI therapy and either refused or were not eligible for chemotherapy, in a 2:1 randomization ratio. At the time of the analysis, 84.6% of patients who experienced progressive disease in the control arm subsequently crossed over to receive PNT2002. SPLASH was conducted across the U.S., Canada, Europe, and the United Kingdom. Eighty percent of SPLASH patients resided in North America and approximately ten percent of all participants were Black or African American.
During 2023, we worked on establishing an EAP, for PNT2002. EAPs, which are also referred to as compassionate use programs, provide a potential pathway for patients with serious or life-threatening conditions to gain access to an investigational drug for treatment outside of a clinical trial. We expect to enroll the first patient in the EAP for PNT2002 during the first quarter of 2024.
PNT2003
With respect to PNT2003, POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings. We are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the license and collaboration agreement between Lantheus Three and POINT, dated November 11, 2022 (the “PNT2003 License Agreement”). On January 11, 2024, we announced that our ANDA for PNT2003 had been accepted for filing by the FDA. Based on the most recent update to the FDA’s online paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for Lutetium Lu 177 Dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the Company’s ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Under the terms of the Hatch-Waxman Act, FDA approval of our ANDA filing could be subject to a stay of up to 30-months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, we would expect to launch PNT2003 in 2026, although no assurance of that approval or timing can be assured.
For more information, see Note 21, “Acquisition of Assets” in our consolidated financial statements included herein.
Acquisition of Cerveau Technologies, Inc.
On February 6, 2023, we announced that we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the agreement, we paid the Selling Stockholders an upfront payment of $35.0 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Selling Stockholders are also eligible to receive additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the stock purchase agreement for Cerveau, certain members of the Selling Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
In September 2023, MK-6240 was granted Fast Track designation by the FDA.
For more information, see Note 21, “Acquisition of Assets” in our consolidated financial statements included herein.
Sale of RELISTOR Licensed Intangible Asset Associated with Net Sales Royalties
On August 2, 2023, we sold the right to our RELISTOR net sales royalties, which is classified as a licensed intangible asset (“RELISTOR royalty asset”), under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and we have the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale. During the fourth quarter of 2023, the Company earned a $15 million sales-based milestone payment.
For more information, see Note 10, “Intangibles, Net and Goodwill” in our consolidated financial statements included herein.
Discontinuation of AZEDRA
On August 15, 2023, we announced our decision to discontinue the production and promotion of AZEDRA and that we would be winding down our Somerset, New Jersey manufacturing site. We will continue manufacturing AZEDRA into the first quarter of 2024, to the extent feasible, with the goal of providing doses of AZEDRA to current patients so they can complete their treatment regimen.
For more information, see Note 10, “Intangibles, Net and Goodwill” in our consolidated financial statements included herein.
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
Key Factors Affecting Our Results
Our 2023 financial performance incorporates the results of the Cerveau Acquisition since the February 6, 2023 closing date.
Our business and financial performance have been, and continue to be, affected by the following:
Continued Growth of PYLARIFY
PYLARIFY, an F 18-labeled PET imaging agent targeting PSMA, was approved by the FDA in May 2021 and commercially launched in the U.S. in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated PSA levels. Both the National Comprehensive Cancer Center guidelines and the Society for Nuclear Medicine and Molecular Imaging appropriate use criteria note that PSMA PET imaging agents, including PYLARIFY, can be used for patient selection for PSMA-targeted radioligand therapy. PYLARIFY is available through a diverse, multi-partner network of PET manufacturing facilities (“PMFs”), including both commercial and academic partners.
The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, an approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. We previously hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality and Medical Affairs, and we will continue to make commercial investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the potential loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best in class customer experience and through long-term strategic contracts.
Our HCPCS code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY could expire on December 31, 2024.
In 2023 rulemaking for the 2024 payment calendar year, CMS recognized the challenges of patient access to diagnostic radiopharmaceuticals and requested feedback on various payment alternatives that could provide separate reimbursement for these items, but the agency did not adopt any of these proposals in the final rule, while stating that it would continue to evaluate this issue in subsequent rulemaking. We intend to submit comments in connection with CMS’s 2024 rulemaking for 2025 payment calendar year to request that CMS establish separate payment for diagnostics instead of the current packaged payment following expiration of TPT Status.
Our plan to successfully grow PYLARIFY has also included highlighting its commercial and clinical value, as well as through strategic partnerships and collaborations, both for the commercialization of our product outside of the United States as well as for the use of our product potentially for additional indications or in connection with the development of PSMA-targeted therapeutics. With respect to commercializing PYLARIFY outside of the U.S., we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In July 2023, Curium announced that it received marketing authorization for piflufolastat F 18 from the European Commission, which will be commercialized in the EU under the brand name PYLCLARI. With respect to the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics, we have entered into multiple strategic collaborations with pharmaceutical companies. Additional information on collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology.”
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

PYLARIFY AI is artificial intelligence medical device software designed to assist with the reading and quantification of PYLARIFY scans. The technology automatically analyzes a PSMA PET/CT image to segment anatomical regions – 51 bones and 12 soft tissue organs. This image segmentation enables automated localization, detection and quantification of potential PSMA-avid lesions in a PSMA PET/CT image, which data is then incorporated into the reporting system used by physicians.
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
During 2023, we also entered into an agreement with PIONEER (Prostate Cancer DIagnOsis and TreatmeNt Enhancement through the Power of Big Data in EuRope), led by the European Association of Urology (project Coordinator) and Bayer AG (private leader) to use our AI technology to help validate the clinical utility of PYLARIFY AI enabled PSMA biomarker to diagnose, treat and monitor prostate cancer patients. PIONEER is a European Network of Excellence for Big Data in Prostate Cancer, consisting of 34 private and public stakeholders in prostate cancer research and clinical care from across 9 countries.
Continued Growth of DEFINITY
We believe we will be able to increase use of DEFINITY through continued education of physicians and healthcare providers about the benefits of ultrasound enhancing agents in suboptimal echocardiograms. The U.S. market currently has three echocardiography ultrasound enhancing agents approved by the FDA; we estimate that DEFINITY will continue to hold at least an 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures.
As we continue to grow our microbubble franchise, our activities include:
•Patents - We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method-of-use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. For DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035
•VIALMIX RFID – DEFINITY is activated through the use of medical devices branded as VIALMIX and VIALMIX RFID. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated with the VIALMIX RFID activation device.
•DEFINITY RT - The formulation of DEFINITY that we have branded as DEFINITY RT allows both storage and shipment at room temperature and provides clinicians an additional choice and use in broader clinical settings. Given its physical characteristics, we believe DEFINITY RT is also well-suited for inclusion in kits requiring microbubbles for other indications and applications (including in kits developed by third parties of the type described further in the paragraph entitled “Microbubble Franchise” below).
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
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Pharma Solutions, and Digital Solutions businesses and is focused on enabling precision medicine with biomarkers and digital solutions.
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, by optimizing core assets geographically and by driving value through non-core assets. For example, we have licensed the development and commercialization rights of PYLARIFY in Europe to Curium. Similarly, we licensed the commercialization rights for flurpiridaz fluorine-18 to GE Healthcare Limited.
•Pharma Solutions – We use our Pharma Solutions business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Solutions business is to gain early access to innovation, de-risk the development, data generation and co-funding of our pipeline through collaborations, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F 18 is currently being used by Curium and Regeneron in those companies’ prostate cancer therapeutic drug development programs, and was also used in the development of PNT2002. Our acquisition of Cerveau in February 2023 added MK-6240 to our biomarker portfolio. MK-6240 is currently being used in more than ninety active clinical trials for several Alzheimer’s disease therapeutic candidates. Most recently, in collaboration with Ratio, we completed a Phase 1 study for LNTH-1363S, our novel fibroblast activation protein, alpha targeted, copper-64 labeled PET imaging agent candidate, to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and plan to initiate a Phase 1/2a study in patients in 2024.
With respect to our Microbubble Platform, we generally enter into collaborations with partners that are designed to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is intended to be used as a vehicle to deliver a therapeutic drug.
•Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. Our Digital Solutions include aPROMISE and aBSI (as defined below), both of which are FDA cleared and CE marked. aPROMISE, which is currently sold as PYLARIFY AI in the U.S., is artificial intelligence medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, Phase 3 study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with mCRPC. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions.
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
Although we believe we have the most globally diverse Mo-99 supply with IRE in Belgium, NTP in South Africa, and ANSTO in Australia, we still face supplier and logistical challenges in our Mo-99 supply chain. When one supplier experiences outages, we generally rely on Mo-99 supply from the other suppliers to limit the impact of the outages. We believe we effectively manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a negative effect on our business, results of operations, financial condition and cash flows.
Inventory Supply & Third Party Suppliers
We obtain a substantial portion of our imaging agents from third-party suppliers. Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY and our sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials. Our manufacturing and supply agreement with JHS (the “JHS MSA”) runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The JHS MSA requires us to purchase from JHS specified percentages of our total requirements for DEFINITY, as well as specified quantities of NEUROLITE, CARDIOLITE and evacuation vial products, each year during the contract term. Either party can terminate the JHS MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on SBL as our sole source manufacturer of DEFINITY RT.
In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus to produce the formulation of DEFINITY that requires refrigerated storage. On February 22, 2022, we received FDA approval of our supplemental new drug application authorizing commercial manufacturing of DEFINITY at our new facility. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our 54 PMF manufacturing sites across the U.S., with respect to PYLARIFY, and at our facilities in North Billerica, Massachusetts, with respect to our TechneLite generators and Xenon

Research and Development Expenses
To ensure we remain the leading radiopharmaceutical-focused company in our industry, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
•For PYLARIFY, we recently enrolled the first patient in a clinical trial to determine whether PYLARIFY can accurately detect the presence or absence of prostate cancer beyond the prostate gland in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. We are also exploring opportunities for the use of PYLARIFY beyond prostate cancer.
•For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an ANDA for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” above.
•For LNTH-1363S, in collaboration with Ratio, we recently completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers. We plan to initiate a Phase 1/2a study in patients in 2024.
•For 1095, our PSMA-targeted iodine-131-labeled small molecule product candidate, we enrolled the last patient in our ARROW Phase 2 study during the second quarter of 2022. Patients in this study will be followed for one year after their first treatment for all efficacy endpoints and survival and safety data will be collected for an additional year.
PNT2002
Under the terms of the PNT2002 License Agreement, Lantheus Two paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002. In addition, after Lantheus Two achieves $500.0 million in cumulative gross profit, POINT is eligible to receive royalty payments of twenty percent of net sales of PNT2002. Prior to achieving that financial recoupment threshold, POINT is eligible to receive royalty payments of twenty percent on that portion of annual net sales of PNT2002 that generate annual gross profit in excess of specified levels.
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
Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on therapeutic and diagnostic radiopharmaceutical product opportunities in oncology and other strategic areas that will complement our existing portfolio.
Oncology
As we continue to pursue expanding our strategic partnerships, our Pharma Solutions activities in oncology are designed to enable precision medicine using biomarkers and digital solutions that augment diagnostic productivity. For example, in prostate cancer, we collaborate with pharmaceutical companies by supplying them with piflufolastat F 18 for use in their therapeutic drug development programs. For immuno-oncology, we intend to offer NM-01, a novel technetium-99m SPECT imaging agent that we are developing to assess PD-L1 expression in cancer cells, for potential use as an efficacy and safety biomarker in immuno-oncology therapies. With respect to pan-oncology, we are further exploring the use of LNTH-1363S as an innovative imaging biomarker that targets fibroblast activation protein.
Microbubble Franchise
In addition, we continue to expand our microbubble franchise. Some of our microbubble collaborations are with the following parties: (i) Cerevast Medical, Inc. (“Cerevast”), in which our microbubbles will be used in connection with Cerevast’s ocular ultrasound device to improve blood flow in occluded retinal veins in the eye; (ii) CarThera SAS, for the use of our microbubbles in combination with SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma; (iii) Insightec Ltd. (“Insightec”), which will use our microbubbles in connection with the development of Insightec’s transcranial guided focused ultrasound device for the treatment of glioblastoma as well as other neurodegenerative conditions; (iv) Allegheny Health Network (“AHN”), which will use our microbubbles in combination with AHN’s ultrasound-assisted non-viral gene transfer technology for the development of a proposed treatment of xerostomia; and (v) SonoThera, which will use our microbubbles in combination with their ultrasound-guided, non-viral, gene therapy platform and treatments.
flurpiridaz
In September 2022, we announced with our strategic partner GE Healthcare Limited (“GE Healthcare”) that the recent Phase 3 clinical trial of our investigational radiotracer, flurpiridaz, had met its co-primary endpoints of exceeding a 60% threshold for both sensitivity and specificity for detecting coronary artery disease (“CAD”). The findings, shared at an American Society of Nuclear Cardiology conference, also demonstrated that cardiac PET imaging with flurpiridaz has higher diagnostic efficacy and image quality in patients with suspected CAD, compared with single photon emission computed tomography (“SPECT”) Myocardial Perfusion Imaging (“MPI”), the predominant procedure currently used in nuclear cardiology. We believe SPECT MPI represents approximately 6 million procedures per year in the U.S.
Under a Collaboration and License Agreement we entered into with GE Healthcare in 2017, GE Healthcare has led the funding and development of flurpiridaz, and, if the imaging agent is approved, will have the global commercialization rights for it. GE Healthcare recently announced that it had filed an NDA with the FDA for flurpiridaz. Assuming regulatory approval, we anticipate commercialization by GE Healthcare beginning in the second half of 2024. If flurpiridaz receives regulatory approval and is commercially successful, we will receive:
• up to $60 million in regulatory and sales milestone payments,
• tiered double-digit royalties on U.S. sales., and
• mid-single digit royalties on sales outside of the U.S.
Generally, our costs in connection with the strategic partnerships relate to intellectual property, the supply of drug and other ancillary expenses and the benefits can include possible supply, milestone and royalty payments, additional intellectual property rights and strategic relationships. For flurpiridaz, under the Collaboration and License Agreement, we retained ownership of all of the licensed intellectual property and bear the cost of patent prosecution and maintenance. We can give no assurance as to if or when or if any of these collaborations and other new initiatives, including our collaboration for flurpiridaz, will be successful or accretive to earnings.

Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(in thousands)	2023	2022	2021	Change $	Change %	Change $	Change %
Revenues	$1,296,429	$935,061	$425,208	$361,368	38.6%	$509,853	119.9%
Cost of goods sold	586,886	353,358	237,513	233,528	66.1%	115,845	48.8%
Gross profit	709,543	581,703	187,695	127,840	22.0%	394,008	209.9%
Operating expenses
Sales and marketing	141,736	100,243	68,422	41,493	41.4%	31,821	46.5%
General and administrative	125,458	133,584	150,395	(8,126)	(6.1)%	(16,811)	(11.2)%
Research and development	77,707	311,681	44,966	(233,974)	(75.1)%	266,715	593.1%
Total operating expenses	344,901	545,508	263,783	(200,607)	(36.8)%	281,725	106.8%
Gain on sales of assets	—	—	15,263	—	N/A	(15,263)	N/A
Operating income (loss)	364,642	36,195	(60,825)	328,447	907.4%	97,020	(159.5)%
Interest expense	20,019	7,185	7,752	12,834	178.6%	(567)	(7.3)%
Loss (gain) on extinguishment of debt	—	588	(889)	(588)	(100.0)%	1,477	(166.1)%
Other (income) loss, net	(66,320)	1,703	7,350	(68,023)	(3,994.3)%	(5,647)	(76.8)%
Income (loss) before income taxes	410,943	26,719	(75,038)	384,224	1,438.0%	101,757	(135.6)%
Income tax expense (benefit)	84,282	(1,348)	(3,759)	85,630	(6,352.4)%	2,411	(64.1)%
Net income (loss)	$326,661	$28,067	$(71,279)	$298,594	1,063.9%	$99,346	(139.4)%

Comparison of the Periods Ended December 31, 2023 and 2022
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and AZEDRA. In 2023, we announced our decision to discontinue the production and promotion of AZEDRA and we do not expect AZEDRA to contribute to the business after the first quarter of 2024. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes out-licensing arrangements and partnerships that focus on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms.
Revenues are summarized by product category on a net basis as follows:

	Year Ended December 31,			2023 vs. 2022
(in thousands)	2023	2022	2021	Change $	Change %
PYLARIFY	$851,303	$527,405	$43,414	$323,898	61.4%
Other radiopharmaceutical oncology	3,130	4,102	5,473	(972)	(23.7)%
Total radiopharmaceutical oncology	854,433	531,507	48,887	322,926	60.8%
DEFINITY	279,768	244,993	232,759	34,775	14.2%
TechneLite	87,370	88,864	91,293	(1,494)	(1.7)%
Other precision diagnostics	22,980	22,825	26,973	155	0.7%
Total precision diagnostics	390,118	356,682	351,025	33,436	9.4%
Strategic Partnerships and other revenue	51,878	46,872	25,296	5,006	10.7%
Total revenues	$1,296,429	$935,061	$425,208	$361,368	38.6%
The increase in revenues for the year ended December 31, 2023, as compared to the prior year period, is primarily due to increased PYLARIFY and DEFINITY sales volume and RELISTOR milestone achievement of $15.0 million earned in the fourth quarter of 2023. The increase is offset, in part, by a decrease in Strategic Partnerships and Other Revenue due to the revenue recognized from the Novartis licensing agreement in the prior year described further under Note 3, “Disaggregation of Revenue” below and the sale of the RELISTOR royalty revenue asset.
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
An analysis of the amount of, and change in, reserves for rebates and allowances is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	26,683
Adjustments relating to prior period revenues	70
Payments or credits made during the period	(24,331)
Balance, December 31, 2022	13,399
Provision related to current period revenues	32,308
Adjustments relating to prior period revenues	(453)
Payments or credits made during the period	(29,184)
Balance, December 31, 2023	$16,070

Gross Profit
The increase in gross profit for the year ended December 31, 2023, as compared to the prior year period, is primarily due to increased PYLARIFY and DEFINITY sales volume and a RELISTOR milestone achievement, partially offset by the impairment of the AZEDRA currently marketed intangible asset, the Novartis licensing payment in the prior year, amortization of Cerveau intangible assets, and the loss of RELISTOR royalty revenue due to the sale of the asset.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing and customer service functions. Other costs in sales and marketing expenses include the development and utilization of advertising and promotional material, professional services, market research and sales meetings.
Sales and marketing expenses increased $41.5 million for the year ended December 31, 2023, as compared to the prior year period. This was primarily driven by our investment in sales and marketing efforts in support of an expansion of our PYLARIFY sales force and supporting functions intended to support and expand adoption of PYLARIFY and pre-commercialization activities for certain product candidates.
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
General and administrative expenses decreased $8.1 million for the year ended December 31, 2023 compared to the prior year period. This was primarily driven by a $44.1 million net reduction for the fair value adjustments to the contingent asset and liabilities (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs) and an insurance settlement in 2023. These reductions were partially offset by increased employee-related costs, investments in technology, new lease expense, and increased professional fees.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses decreased $234.0 million for the year ended December 31, 2023 as compared to the prior year period. This was primarily driven by the $260.0 million upfront payment in 2022 for the two agreements with POINT, partially offset by in-process research and development (“IPR&D”) impairment loss of $15.6 million in connection with our discontinuation of the production and promotion of AZEDRA and higher employee related costs driven by increased headcount.
Interest Expense
Interest expense for the year ended December 31, 2023 increased $12.8 million as compared to the prior year period due to the issuance of the Notes on December 8, 2022.
Loss on Extinguishment of Debt
During the year ended December 31, 2022, we realized a $0.6 million loss on extinguishment of debt related to the refinancing of our existed indebtedness. There were no extinguishments on debt for the year ended December 31, 2023.
Other (Income) Loss
Other (income) loss increased by $68.0 million for the year ended December 31, 2023 as compared to the prior year period primarily due to the gain on sale of the RELISTOR licensed intangible asset associated with net sales royalties of $51.8 million and an increase in interest income.
Income Tax Expense (Benefit)
Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2023	2022
Effective tax rate	20.5%	(5.0)%
Our effective tax rate in fiscal 2023 differs from the U.S. statutory rate of 21% primarily due to the income tax benefits associated with stock compensation deductions, additional net operating losses available for utilization under Internal Revenue Code Section 382 as a result of the sale of our RELISTOR royalty asset, and the release of uncertain tax positions, partially offset by state income taxes.
In accordance with our accounting policy, the change in the tax liabilities, penalties and interest associated with our uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax expense (benefit). Our uncertain tax positions include indemnified liabilities, in accordance with the Stock and Asset Purchase Agreement entered into with BMS in 2008. Changes in the liability result in offsetting changes in the indemnification receivable. As these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by us, there will be no effect on net income and no net cash outflows related to these liabilities. During 2023, the Company released a significant portion of its indemnified liability due to the settlement of these positions in certain states at a cost significantly less than our accrual resulting in $5.2 million (net of federal or state benefit) income tax benefit. Refer to Note 5, Income Taxes.
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
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$305,260	$281,781	$53,916
Net cash provided by (used in) investing activities	$5,939	$(276,547)	$3,683
Net cash (used in) provided by financing activities	$(13,062)	$311,691	$(39,332)
For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $305.3 million during the year ended December 31, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense, gain on sale of our RELISTOR royalty asset, deferred income taxes, and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were a decrease to accruals related to the CVR payment, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net cash provided by operating activities of $281.8 million during the year ended December 31, 2022 was primarily comprised of net income adjusted for charges incurred in connection with acquired IPR&D and the net effect of non-cash items such as depreciation, amortization and accretion expense, the change in fair value of contingent assets and liabilities of $34.7 million (refer to Note 4, “Fair Value of Financial Instruments”, for further details on contingent consideration liabilities, including CVRs), and stock-based compensation expense. The primary working capital sources of cash were the increase in accruals associated with PYLARIFY sales. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended December 31, 2023 was primarily due to net cash proceeds of $97.8 million from the sale of our RELISTOR royalty asset offset by $45.3 million for our asset acquisition of Cerveau and $46.6 million of capital expenditures.
Net cash used in investing activities during the year ended December 31, 2022 was primarily due to the $260.0 million upfront payment to POINT and the $18.3 million of capital expenditures partially offset by $1.8 million received from the sale of our Puerto Rico subsidiary.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the year ended December 31, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $14.4 million and the CVR initial valuation as of June 30, 2020 of $3.7 million, offset by proceeds of $3.8 million from stock option exercises.
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
External Sources of Liquidity
In December 2022, we voluntarily repaid our 2019 $200.0 million five-year term loan facility. In addition, we replaced our $200.0 million revolving facility with the 2022 Revolving Facility. The terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (the “2022 Credit Agreement”). We have the right to request an increase to the 2022 Revolver Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $335.0 million or consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
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
Please refer to Note 12, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Facility.
As of December 31, 2023, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include prepayments of our term loans or other retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board and will depend on market conditions, our cash position and other considerations.
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
•The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance, intellectual property or other claims, including the patent infringement claim related to the filing of our ANDA for PNT2003;
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
If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, assets securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Credit Agreement. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Credit Agreement, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such an amendment or waiver to remain in compliance with those covenants. However, we cannot provide assurance that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.
At December 31, 2023, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $713.7 million of cash and cash equivalents as of December 31, 2023. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $713.7 million as of December 31, 2023, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond. Our material cash requirements include the following contractual and other obligations.
Debt
We completed a sale of $575.0 million in aggregate principal amount of the Notes due in 2027. As of December 31, 2023, we had no amounts of principal due within the next twelve months. Future interest payments associated with the Notes total $60.0 million, with $15.1 million payable within twelve months.
Leases
We have operating lease arrangements for certain facilities, including corporate and manufacturing space. As of December 31, 2023, we had fixed operating lease payment obligations of $99.5 million, with $4.6 million payable within twelve months.
We have lease arrangements for certain equipment. As of December 31, 2023, we had fixed finance lease payment obligations of $1.7 million, with $0.8 million payable within twelve months.
Purchase Obligations
We have purchase obligations that primarily consist of noncancelable obligations related to minimum quantities of goods or services that have been committed to be purchased on an annual basis. As of December 31, 2023, we had minimum purchase obligations of $10.9 million, with $2.7 million due within twelve months.
License Agreements
We have entered into license agreements in which fixed payments have been committed to be paid on an annual basis. As of December 31, 2023, we had no amount of fixed license payments due within twelve months. These amounts do not include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events under our license agreements, because they are contingent and the amounts and timing of such potential obligations are unknown or uncertain. We may be required to pay additional amounts up to approximately $264.4 million in contingent payments under our license agreements.
Asset Acquisitions
During 2022, we entered into the POINT License Agreements, in which we made upfront payments of $260.0 million, and under which we may make additional milestone payments. The additional milestone payments are based on FDA approval and net sales and commercial milestones. Under the terms of the PNT2002 License Agreement, we have the potential to pay up to an additional $281.0 million in milestone payments and up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds. Under the terms of the PNT2003 License Agreement, we have the potential to pay an additional $34.5 million in milestone payments and up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds. In total, we may be required to pay up to approximately $1.8 billion related to the asset acquisition. As of December 31, 2023, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
On February 6, 2023, the Company acquired Cerveau and made an upfront payment of approximately $35.3 million to the Selling Stockholders. The Company paid the Selling Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of December 31, 2023, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
Other Long-Term Liabilities
Our other long-term liabilities in the consolidated balance sheet include the fair values of contingent consideration liabilities including contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013. We may be required to pay up to approximately $85.0 million related to the contingent consideration. As of December 31, 2023, these contingent payments were not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows.

Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2023, we had unrecognized tax benefits of $3.2 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Asset Retirement Obligation
We are required to provide the Massachusetts Department of Public Health and the New Jersey Department of Environmental Protection financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts and Somerset, New Jersey production facilities, respectively, upon closure. We have provided this financial assurance in the form of a $30.3 million surety bond (the “Surety Bond”). As of December 31, 2023, the liability, which was approximately $22.9 million, was measured at the present value of the obligation expected to be incurred of approximately $25.1 million. These contingent payments are not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows related to the decommissioning of our radioactive operations.
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
We derive our revenues through arrangements with customers for product sales as well as licensing and royalty arrangements. We sell our products primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies, and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our 2022 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2023, there was availability of $350.0 million on the 2022 Revolving Facility. Any increase in the interest rate under the 2022 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2022 Revolving Facility.
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
During the years ended December 31, 2023, 2022 and 2021, the net impact of foreign currency changes on transactions was a loss of less than $0.1 million, $0.3 million and $0.3 million, respectively. From time to time, we enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2023, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible Assets — Non-Cash Impairment Charge for AZEDRA Intangible Asset Group — Refer to Note 10 to the financial statements
Critical Audit Matter Description
In March 2023, the Company stopped all development activities in relation to a future indication associated with AZEDRA, which was classified as an in-process research and development (“IPR&D”) intangible asset. The asset group, which consisted of the IPR&D asset and a currently marketed product (the “AZEDRA intangible asset group”), was assessed for impairment. The Company considered several factors in estimating the future projections of revenues and cash flows of the AZEDRA intangible asset group as part of the impairment testing. The Company concluded that the carrying amount exceeded the fair value of the AZEDRA intangible asset group, which had no value. As a result of such assessment, the Company recorded a non-cash impairment charge in research and development expenses relating to the IPR&D asset and a non-cash impairment charge in cost of goods sold relating to the currently marketed indication of AZEDRA in the consolidated statement of operations for the year ended December 31, 2023.
We identified management’s estimates of future projections of revenue and cash flows used to determine the fair value of the AZEDRA intangible asset group used to record the non-cash impairment charge as a critical audit matter because of the significant estimates made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future projections of revenues and cash flows.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of future revenues and cash flows used to record the non-cash impairment charge for the AZEDRA intangible asset group included the following, among others:
•We tested the effectiveness of controls over management’s review of the estimates of future projections of revenue and cash flows used to record the non-cash impairment charge for the AZEDRA intangible asset group.
•We assessed the reasonableness of management’s estimates of future projections of revenues and cash flows for the AZEDRA intangible asset group by:
◦Comparing historical results to the Company’s strategic plans.
◦Making inquiries of management and corroborating inquiries with the Company’s strategic planning group.
◦Reading internal communications to management and the Board of Directors.
•We evaluated whether the estimates of future projections of revenues and cash flows for AZEDRA were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2024
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$713,656	$415,652
Accounts receivable, net	284,292	213,397
Inventory	64,029	35,475
Other current assets	16,683	13,092
Assets held for sale	7,159	—
Total current assets	1,085,819	677,616
Property, plant and equipment, net	146,697	122,166
Intangibles, net	151,985	315,285
Goodwill	61,189	61,189
Deferred tax assets, net	150,198	110,647
Other long-term assets	55,261	34,355
Total assets	$1,651,149	$1,321,258
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$823	$354
Accounts payable	41,189	20,563
Short-term contingent liability	—	99,700
Accrued expenses and other liabilities	145,338	127,084
Total current liabilities	187,350	247,701
Asset retirement obligations	22,916	22,543
Long-term debt, net and other borrowings	561,670	557,712
Other long-term liabilities	63,321	46,155
Total liabilities	835,257	874,111
Commitments and contingencies (see Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 69,863 and 68,851 shares issued as of December 31, 2023 and 2022, respectively)	699	689
Additional paid-in capital	757,727	715,875
Treasury Stock at cost - 1,339 shares as of December 31, 2023 and 2022	(75,000)	(75,000)
Retained earnings (accumulated deficit)	133,503	(193,158)
Accumulated other comprehensive loss	(1,037)	(1,259)
Total stockholders’ equity	815,892	447,147
Total liabilities and stockholders’ equity	$1,651,149	$1,321,258

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,296,429	$935,061	$425,208
Cost of goods sold	586,886	353,358	237,513
Gross profit	709,543	581,703	187,695
Operating expenses
Sales and marketing	141,736	100,243	68,422
General and administrative	125,458	133,584	150,395
Research and development	77,707	311,681	44,966
Total operating expenses	344,901	545,508	263,783
Gain on sales of assets	—	—	15,263
Operating income (loss)	364,642	36,195	(60,825)
Interest expense	20,019	7,185	7,752
Loss (gain) on extinguishment of debt	—	588	(889)
Other (income) loss, net	(66,320)	1,703	7,350
Income (loss) before income taxes	410,943	26,719	(75,038)
Income tax expense (benefit)	84,282	(1,348)	(3,759)
Net income (loss)	$326,661	$28,067	$(71,279)
Net income (loss) per common share:
Basic	$4.79	$0.41	$(1.06)
Diluted	$4.65	$0.40	$(1.06)
Weighted-average common shares outstanding:
Basic	68,266	68,487	67,486
Diluted	70,239	70,671	67,486

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$326,661	$28,067	$(71,279)
Other comprehensive income:
Foreign currency translation	222	(505)	(124)
Realized loss on cash flow hedges, net of tax	—	(269)	—
Unrealized gain on cash flow hedges, net of tax	—	—	1,687
Total other comprehensive income (loss)	222	(774)	1,563
Comprehensive income (loss)	$326,883	$27,293	$(69,716)

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	66,875	$669	—	$—	$665,530	$(149,946)	$(2,048)	$514,205
Net loss	—	—	—	—	—	(71,279)	—	(71,279)
Other comprehensive loss	—	—	—	—	—	—	1,563	1,563
Stock option exercises and employee stock plan purchases	360	3	—	—	6,059	—	—	6,062
Vesting of restricted stock awards	611	6	—	—	(6)	—	—	—
Shares withheld to cover taxes	(107)	(1)	—	—	(2,045)	—	—	(2,046)
Stock-based compensation	—	—	—	—	15,934	—	—	15,934
Balance, December 31, 2021	67,739	677	—	—	685,472	(221,225)	(485)	464,439
Net income	—	—	—	—	—	28,067	—	28,067
Other comprehensive income	—	—	—	—	—	—	(774)	(774)
Stock option exercises and employee stock plan purchases	411	4	—	—	8,908	—	—	8,912
Vesting of restricted stock awards	845	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(144)	(1)	—	—	(7,758)	—	—	(7,759)
Repurchase of common stock	—	—	1,339	(75,000)	—	—	—	(75,000)
Stock-based compensation	—	—	—	—	29,262	—	—	29,262
Balance, December 31, 2022	68,851	689	1,339	(75,000)	715,875	(193,158)	(1,259)	447,147
Net income	—	—	—	—	—	326,661	—	326,661
Other comprehensive loss	—	—	—	—	—	—	222	222
Stock option exercises and employee stock plan purchases	245	2	—	—	5,747	—	—	5,749
Vesting of restricted stock awards and units	962	10	—	—	(10)	—	—	—
Shares withheld to cover taxes	(195)	(2)	—	—	(14,392)	—	—	(14,394)
Stock-based compensation	—	—	—	—	50,507	—	—	50,507
Balance, December 31, 2023	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$326,661	$28,067	$(71,279)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	60,043	47,929	42,288
Impairment of long-lived assets	138,050	—	9,729
Asset retirement obligation acceleration	—	280	5,259
Gain on interest rate swap termination	—	(5,494)	—
Amortization of debt related costs	4,300	1,249	676
Changes in fair value of contingent assets and liabilities	(9,275)	34,700	72,400
Charges incurred in connection with acquired IPR&D	—	260,000	—
Loss (gain) on extinguishment of debt	—	588	(889)
Provision for excess and obsolete inventory	7,914	7,145	4,057
Stock-based compensation	50,507	29,262	15,934
Gain on disposal of assets	(51,789)	—	(15,263)
Deferred taxes	(55,632)	(48,016)	4,437
Long-term indemnification receivable	3,929	9,554	7,121
Long-term income tax payable and other long-term liabilities	(3,103)	(12,477)	(7,912)
Other	4,855	4,059	2,512
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(68,637)	(128,460)	(33,102)
Inventory	(36,220)	(7,508)	(3,549)
Other current assets	(2,418)	(2,440)	(73)
Other long-term assets	—	(533)	—
Accounts payable	17,189	301	5,425
Accrued expenses and other liabilities	(81,114)	63,575	16,145
Net cash provided by operating activities	305,260	281,781	53,916
Investing activities
Capital expenditures	(46,555)	(18,347)	(12,140)
Proceeds from sale of assets, net	97,839	1,800	15,823
Acquisition of assets	(45,345)	(260,000)	—
Net cash provided by (used in) investing activities	5,939	(276,547)	3,683
Financing activities
Proceeds from issuance of common stock	1,933	1,375	767
Debt issuance costs	—	(95)	—
Proceeds from issuance of long-term debt, net	—	557,750	—
Contingent value rights settlement	(3,700)	—	—
Payments on long-term debt and other borrowings	(717)	(175,385)	(43,348)
Deferred financing costs	—	(2,315)	—
Proceeds from interest rate swap termination	—	5,583	—
Proceeds from stock option exercises	3,816	7,537	5,295
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(14,394)	(7,759)	(2,046)
Repurchase of common stock	—	(75,000)	—
Net cash (used in) provided by financing activities	(13,062)	311,691	(39,332)
Effect of foreign exchange rates on cash and cash equivalents	(93)	(335)	(310)
Net increase in cash and cash equivalents and restricted cash	298,044	316,590	17,957
Cash and cash equivalents and restricted cash, beginning of year	417,241	100,651	82,694
Cash and cash equivalents and restricted cash, end of year	$715,285	$417,241	$100,651

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$713,656	$415,652	$98,508
Restricted cash included in other long-term assets	1,629	1,589	2,143
Cash, cash equivalents and restricted cash at end of period	$715,285	$417,241	$100,651

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,387	$5,064	$6,284
Income taxes, net of refunds of $25, $50 and $315, respectively	$151,579	$54,049	$215
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$6,978	$2,370	$1,262
Right-of-use asset obtained in exchange for operating lease liabilities	$29,396	$11,019	$683

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Lantheus Holdings, Inc., a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”) and LMI is the parent company of Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”), and Cerveau Technologies, Inc. (“Cerveau”). See “Progenics Acquisition” and “Acquisition of Assets”, respectively.
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
The Company’s commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings.
The Company produces and markets its products throughout the U.S., selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. The Company sells its products outside the U.S. through a combination of direct distribution in Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Sales of the Company’s prostate cancer diagnostic imaging agent, PYLARIFY (as defined below), are generated in the U.S. through an internal PYLARIFY sales team, as well as a sales team at some of the Company’s positron emission tomography (“PET”) manufacturing facilities (“PMF”) partners. Sales of the Company’s ultrasound enhancing agent, DEFINITY, are generated in the U.S. through an internal DEFINITY sales team. In the U.S., the Company’s other nuclear imaging products, including TechneLite, Xenon, NEUROLITE and CARDIOLITE, are primarily sold to commercial radiopharmacies, the majority of which are controlled by or associated with PharmaLogic, Cardinal, RLS, UPPI, and Jubilant Radiopharma. Research revenue is derived from existing partnerships with pharmaceutical companies that use our products and product candidates in clinical trials and includes milestone and dose-related payments. A small portion of the Company’s nuclear imaging product sales in the U.S. are generated through the Company’s internal sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities.
In Europe, Australia, Asia-Pacific, Central America and South America, the Company generally relies on third-party distributors to market, sell and distribute its nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. The Company’s executive offices are located in Bedford, MA, with additional offices in North Billerica, MA, Somerset, NJ, Montreal, Canada and Lund, Sweden.
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
Accounts Receivable, net
Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated losses. In determining the allowance, consideration includes the probability of recoverability based on past experience and general economic factors. Certain accounts receivable may be fully reserved when the Company becomes aware of any specific collection issues. The Company periodically reviews the aging of receivables, payment history and customer creditworthiness to determine if adjustments to the allowance for doubtful accounts is necessary. Allowance for doubtful accounts has been immaterial for all years presented.
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
Restricted Cash
Restricted cash as of December 31, 2023 and 2022, represents primarily collateral for a letter of credit securing a lease obligation and a security deposit. The Company believes the carrying value of these assets approximates fair value.
Concentration of Risks and Limited Suppliers
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The Company sells primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies.
As of December 31, 2023 and 2022, no customer accounted for greater than 10% of accounts receivable, net. No customer accounted for greater than 10% of revenues for the years ended December 31, 2023, 2022 and 2021.
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
The Company currently relies on JHS as its significant manufacturer of DEFINITY and its sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials for TechneLite. The Company relies on Samsung Biologics Co., Ltd. (“SBL”) as its sole source manufacturer of DEFINITY RT. The Company has Mo-99 supply agreements with IRE of Belgium, running through December 31, 2024, with auto-renewal provisions and terminable upon notice of non-renewal, and with NTP and its subcontractor ANSTO, running through December 31, 2024.
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2023	2022	2021
PYLARIFY	65.7%	56.4%	10.2%
DEFINITY	21.6%	26.2%	54.7%
TechneLite	6.7%	9.5%	21.5%
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
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. The Company had no inventory pending regulatory approval as of December 31, 2023.
Property, Plant and Equipment, net
Property, plant & equipment are stated at cost. Replacements of major units of property are capitalized, and replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Certain costs to obtain or develop computer software are capitalized and amortized over the estimated useful life of the software. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets and recorded in costs of goods sold and operating expenses in the associated functional expense category which utilizes the associated asset. The estimated useful lives of the major classes of depreciable assets are as follows:

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
Included within machinery and equipment are spare parts. Spare parts include replacement parts relating to plant & equipment and are either recognized as an expense when consumed or reclassified and capitalized as part of the related asset and depreciated over the remaining useful life of the related asset.
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
Goodwill
Goodwill is not amortized but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely-than-not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31 of each year.
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company performed a qualitative assessment and did not recognize any goodwill impairment charges during the years ended December 31, 2023, 2022 or 2021.
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
The Company’s IPR&D intangible assets includes intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D intangible assets are tested at least annually as of October 31 or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s consolidated statements of operations. See Note 10, “Intangibles, net and Goodwill” for further details on impairment.
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
Fair Values of Financial Instruments
The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The Company’s long-term debt has triggering events that would impact the fair value of the instruments. The Company determined that no triggering event has occurred during the years ended December 31, 2023 and December 31, 2022. As of December 31, 2023, the fair value of the Company’s convertible debt was estimated to be approximately $644.3 million based on external pricing data, including quoted market prices of these instruments and was classified as a Level 1 measurement within the fair value hierarchy. As of December 31, 2022, the carrying value of the Company’s convertible debt approximated fair value and was classified as a Level 1 measurement within the fair value hierarchy. The fair value See Note 4, “Fair Value of Financial Instruments”.
Contingent Consideration Liabilities
The estimated fair value of contingent consideration liabilities are initially measured and recorded on the acquisition date, are considered to be a Level 3 instrument and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.

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
The Company's acquisitions accounted for as asset acquisitions may also include contingent consideration payments to be made for sales-based milestones, development and regulatory milestones. The Company assesses whether such contingent consideration meets the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $26.0 million, $26.0 million and $17.5 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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
Other Loss (Income)
Other loss (income) consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Foreign currency losses	$21	$256	$274
Tax indemnification expense, net	4,943	9,554	7,121
Interest income	(19,638)	(2,613)	(45)
Interest rate swap termination	—	(5,494)	—
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	(51,789)
Other	143	—	—
Total other (income) loss	$(66,320)	$1,703	$7,350

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
The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts campus and its Somerset, New Jersey site. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica, Massachusetts campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2023 and 2022, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

Self-Insurance Reserves
The Company’s consolidated balance sheets at December 31, 2023 and 2022 include $1.0 million and $0.9 million of accrued liabilities associated with employee medical costs that are retained by the Company, respectively. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.
In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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
Disaggregation of Revenue
The following table summarizes revenue by revenue source as follows:

	Year Ended December 31,
Major Products/Service Lines (in thousands)	2023	2022	2021
Product revenue, net(1)	$1,263,068	$887,038	$400,356
License and royalty revenues(2)	33,361	48,023	24,852
Total revenues	$1,296,429	$935,061	$425,208
______________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY, among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all of its principal products.
(2)The Company recognized $24.0 million license revenue in the first quarter of 2022 related to an agreement with Novartis Pharma AG.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. In 2023, the Company announced its decision to discontinue the production and promotion of AZEDRA and it does not expect AZEDRA to contribute to the business after the first quarter of 2024. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes strategic partnerships and other arrangements related to other products of the Company, including our royalty revenue from our license of RELISTOR. On August 2, 2023, the Company sold the RELISTOR royalty asset under its license agreement with Bausch; the Company retained the rights to future sales-based milestone payments. During the fourth quarter of 2023, the Company earned a $15.0 million sales-based milestone payment.
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc., Endocyte, Inc. and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with certain German litigation, and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded revenue in the future as product is provided. In accordance with the Company's ASC 606, Revenue from Contracts with Customers, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value to the fair value of the license, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022. The Company received the $24.0 million payment in April 2022.
Revenue by product category on a net basis is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
PYLARIFY	$851,303	$527,405	$43,414
Other radiopharmaceutical oncology	3,130	4,102	5,473
Total radiopharmaceutical oncology	854,433	531,507	48,887
DEFINITY	279,768	244,993	232,759
TechneLite	87,370	88,864	91,293
Other precision diagnostics	22,980	22,825	26,973
Total precision diagnostics	390,118	356,682	351,025
Strategic Partnerships and other revenue	51,878	46,872	25,296
Total revenues	$1,296,429	$935,061	$425,208
Product Revenue, Net
The Company sells its products principally to hospitals, independent diagnostic testing facilities, and radiopharmacies. The Company considers customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be the contracts with a customer.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2022	$10,977
Provision related to current period revenues	26,683
Adjustments relating to prior period revenues	70
Payments or credits made during the period	(24,331)
Balance, December 31, 2022	13,399
Provision related to current period revenues	32,308
Adjustments relating to prior period revenues	(453)
Payments or credits made during the period	(29,184)
Balance, December 31, 2023	$16,070
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

Milestone Payments: At the inception of each arrangement that includes development or sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are outside the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2023, the variable consideration for the milestone payments is constrained and is excluded from contract price until the milestone is achieved by the customer.
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
The Company recognized certain revenues as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Amounts included in the contract liability at the beginning of the period	$682	$244
The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods during the years ended December 31, 2023 and 2022.
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
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$574,131	$574,131	$—	$—
Total assets	$574,131	$574,131	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

	December 31, 2022
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,646	$342,646	$—	$—
Total assets	$342,646	$342,646	$—	$—
Liabilities:
Contingent consideration liabilities	$111,600	$—	$—	$111,600
Total liabilities	$111,600	$—	$—	$111,600

During the years ended December 31, 2023 and 2022, there were no transfers into or out of Level 3. On December 2, 2022, the Company voluntarily terminated the interest rate swap contracts in connection with the refinancing of debt.
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
Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a significantly higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities will be consistent with any recurring fair value estimate of such contingent consideration liabilities.
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs as of December 31, 2023.

	Fair Value as of				Assumptions
(in thousands)	December 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	December 31, 2023	December 31, 2022
Contingent consideration liability:
Net sales targets – PYLARIFY (CVRs)	N/A	$99,700	Probability adjusted discounted cash flow model	Period of expected milestone achievement and sales targets	N/A	2022 – 2023
				Probability of success	N/A	100%
1095 commercialization milestone	1,800	1,700	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	4.1%	3.8%
Net sales targets – AZEDRA and 1095	900	10,200	Monte Carlo simulation
				Probability of success and sales targets	0% - 40%	20% - 100%
				Discount rate	15%	16% - 17%
Total	$2,700	$111,600
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Assets		Financial Liabilities
(in thousands)	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
Fair value, beginning of period	$—	$9,300	$111,600	$86,200
Changes in fair value included in net income (loss)	—	(9,300)	(9,275)	25,400
Cash Payments	—	—	(99,625)	—
Fair value, end of period	$—	$—	$2,700	$111,600
The change in fair value of the contingent financial asset and contingent financial liabilities, including the CVRs, resulted in a general and administrative expense of $9.3 million for the year ended December 31, 2023 and was primarily due to changes in revenue forecasts, changes in market conditions, an increase in discount rates (excluding the CVRs) and the passage of time. The Company made the applicable cash payment related to the CVRs in May 2023.

5. Income Taxes
The components of income (loss) before provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$410,326	$29,012	$(76,389)
International	617	(2,293)	1,351
Income (loss) before income taxes	$410,943	$26,719	$(75,038)
The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$110,108	$42,532	$—
State	29,806	4,302	(8,166)
International	—	(166)	(30)
	139,914	46,668	(8,196)
Deferred
Federal	(45,252)	(39,920)	1,048
State	(10,739)	(8,315)	3,058
International	359	219	331
	(55,632)	(48,016)	4,437
Income tax expense (benefit)	$84,282	$(1,348)	$(3,759)
The reconciliation of income taxes at the U.S. federal statutory rate to the income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. statutory rate	$86,298	$5,611	$(15,758)
Permanent items	1,042	2,309	1,764
Sale of RELISTOR licensed intangible asset associated with net sales royalties	(10,817)	—	—
Section 162(m)	307	247	1,028
Uncertain tax positions	(5,045)	(12,629)	(8,952)
Tax credits	(2,118)	(4,085)	(990)
State and local taxes	18,726	67	656
Impact on deferred taxes of change in tax rate	(330)	4,169	3,049
Changes in fair value of contingent assets and liabilities	(1,948)	5,422	15,015
Foreign tax rate differential	128	68	23
Valuation allowance	(4)	(30)	(400)
Stock compensation	(3,941)	(4,612)	(1,164)
Change in indemnification deferred tax asset	1,240	2,343	1,786
Other	744	(228)	184
Income tax expense (benefit)	$84,282	$(1,348)	$(3,759)
The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2023	2022
Deferred Tax Assets
Federal benefit of state taxes payable	$263	$1,739
Reserves, accruals and other	18,923	31,532
Inventory obsolescence	—	919
Capitalized research and development	17,142	79,946
Stock compensation	9,266	—
Intangible assets	25,214	—
Net operating loss carryforwards	80,184	88,014
Lease liability	14,365	—
Deferred tax assets	165,357	202,150
Deferred Tax Liabilities
Reserves, accruals and other	—	(5,354)
Right-of-use asset	(11,543)	—
Intangible assets	—	(80,770)
Amortization of intangibles other than goodwill	—	(385)
Depreciation	—	(1,469)
Deferred tax liability	(11,543)	(87,978)
Less: valuation allowance	(3,616)	(3,525)
	$150,198	$110,647
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets, net	$150,198	$110,647
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021, must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. If the requirement to capitalize Section 174 expenditures is not modified, it may impact our cash tax liability in future years. The increase in worldwide net deferred tax assets is primarily due to the tax capitalization of the Company’s current year research and development expenses that are not currently deductible in 2023 and the decrease in deferred tax liabilities related to the AZEDRA and RELISTOR royalty intangible assets, partially offset by utilization of net operating losses.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence. As of December 31, 2023 and 2022, the Company maintains a valuation allowance of $3.6 million and $3.5 million, respectively, primarily related to net deferred tax assets of certain of its foreign subsidiaries.
Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions which impact the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.
At December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $297.6 million, $157.9 million of which will expire between 2027 and 2037, and $139.6 million of which can be carried forward indefinitely. The Company’s state net operating losses are $12.5 million on a tax-effected basis, which will expire between 2024 and 2040. The Company has state research credit carryforwards of $2.1 million, which will expire between 2026 and 2038. The Company has state investment tax credit carryforwards of $0.8 million which have no expiration date.

The Company’s U.S. federal income tax returns are subject to examination for three years after the filing date of the return. The state and foreign income tax returns are subject to examination for periods varying from three to four years after filing, depending on the specific jurisdiction’s statutes of limitation, and in the case of Sweden, up to six years after the end of the financial year.
A reconciliation of the Company’s changes in uncertain tax positions for 2023 and 2022 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2021	$5,292
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(188)
Settlements	(1,446)
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2021	3,658
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(1,180)
Settlements	(306)
Lapse of statute of limitations	(692)
Balance of uncertain tax positions as of December 31, 2022	1,480
Additions related to current year tax positions	3,749
Reductions related to prior year tax positions	(688)
Settlements	(442)
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2023	$4,099
In connection with the Company’s acquisition of the medical imaging business from Bristol-Myers Squibb (“BMS”) in 2008, the Company recorded a liability for uncertain tax positions related to the acquired business and simultaneously entered into an indemnification agreement with BMS for any payments made to settle those uncertain tax positions with the taxing authorities.
In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. As these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities. Included in other (income) loss for the years ended December 31, 2023, 2022 and 2021, is tax indemnification expense (income), net of $4.9 million, $9.6 million and $7.1 million, respectively.
As of December 31, 2023 and 2022, total liabilities for uncertain tax positions including interest and penalties were $5.4 million and $8.3 million, respectively, consisting of uncertain tax positions of $4.1 million and $1.5 million, respectively, interest accruals of $1.3 million and $6.4 million, respectively, and no penalty accruals as of December 31, 2023 and $0.4 million of penalty accruals as of December 31, 2022. The increase in uncertain tax positions during the year ended December 31, 2023 was primarily related to certain acquired tax attributes. As of December 31, 2023, $1.3 million, $3.2 million, and $0.9 million of these liabilities were recorded in current liabilities, other long-term liabilities, and as a reduction of deferred tax assets, respectively. As of December 31, 2022 these liabilities were included in other long-term liabilities. Included in the 2023, 2022 and 2021 tax provisions are benefits of $5.0 million, $12.6 million and $9.0 million, respectively, relating to reversals of uncertain tax positions recognized upon settlements, effective settlements, or lapses of relevant statutes of limitation, partially offset by interest accruals.

6. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$31,259	$19,987
Work in process	13,807	8,234
Finished goods	18,963	7,254
Total inventory	$64,029	$35,475
Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of December 31, 2023.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2023	2022
Land	$9,480	$13,450
Buildings	73,441	76,329
Machinery, equipment and fixtures	102,576	92,604
Computer software	27,259	25,864
Construction in progress	40,964	14,047
	253,720	222,294
Less: accumulated depreciation and amortization	(107,023)	(100,128)
Total property, plant and equipment, net	$146,697	$122,166
Depreciation and amortization expense related to property, plant & equipment, net, was $13.2 million, $13.7 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the three months ended June 30, 2023, as a result of a decline in expected future cash flows related to a certain asset group, the Company determined certain impairment triggers had occurred. The Company reviewed revised undiscounted cash flows that were estimated to be generated by the asset group as of June 30, 2023. Based on the undiscounted cash flow analysis, the Company determined that the asset group had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a noncash impairment of $6.0 million for the six months ended June 30, 2023 in cost of goods sold in the consolidated statements of operations.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of September 30, 2023. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close in the second or third quarter of 2024.

8. Sale of Puerto Rico Subsidiary
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
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its North Billerica, Massachusetts and Somerset, New Jersey sites. As of December 31, 2023, the liability is measured at the present value of the obligation expected to be incurred, of approximately $25.1 million.
The following table provides a summary of the changes in the Company’s asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2022	$20,833
Change in useful life estimate	280
Accretion expense	1,430
Balance, December 31, 2022	22,543
Accretion expense	373
Balance, December 31, 2023	$22,916
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

10. Intangibles, Net and Goodwill
Intangibles, net, consisted of the following:

	December 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 – 25	Straight-Line	$13,540	$(12,216)	$1,324
Customer relationships	15 – 25	Accelerated	157,995	(117,574)	40,421
Currently marketed product	9 – 15	Straight-Line	132,800	(38,277)	94,523
Licenses	11 – 16	Straight-Line	22,233	(7,972)	14,261
Developed technology	9	Straight-Line	2,400	(944)	1,456
Total			$328,968	$(176,983)	$151,985

	December 31, 2022
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 – 25	Straight-Line	$13,540	$(12,061)	$1,479
Customer relationships	15 – 25	Accelerated	96,681	(95,009)	1,672
Currently marketed product	9 – 15	Straight-Line	275,700	(47,628)	228,072
Licenses	11 – 16	Straight-Line	85,800	(19,101)	66,699
Developed technology	9	Straight-Line	2,400	(677)	1,723
IPR&D	N/A	N/A	15,640	—	15,640
Total			$489,761	$(174,476)	$315,285
The Company recorded amortization expense for its intangible assets of $46.4 million, $33.2 million and $27.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In May 2021, PyL (18F-DCFPyL) was approved by the FDA under the name PYLARIFY. Accordingly, the Company reclassified the associated asset of $132.8 million from IPR&D to currently marketed products and commenced amortization of the asset.
On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale. During the fourth quarter of 2023, the Company earned a $15.0 million sales-based milestone payment.
In March 2023, the Company stopped all development activities in relation to a future indication associated with AZEDRA, which was classified as an IPR&D intangible asset. The asset group, which consisted of the IPR&D asset and a currently marketed product (the “AZEDRA intangible asset group”), was assessed for impairment. The Company considered several factors in estimating the future projections of revenues and cash flows of the AZEDRA intangible asset group as part of the impairment testing. The Company concluded that the carrying amount exceeded the fair value of the AZEDRA intangible asset group, which had no value. The Company recorded a non-cash impairment charge of $15.6 million in research and development expenses relating to the IPR&D asset and $116.4 million in cost of goods sold relating to the currently marketed indication of AZEDRA in the consolidated statement of operations for the year ended December 31, 2023.
On August 15, 2023, the Company announced that it had made the decision to discontinue the production and promotion of AZEDRA and would be winding down its Somerset, New Jersey manufacturing site. The Company will continue manufacturing AZEDRA into the first quarter of 2024, to the extent feasible, with the goal of providing doses of AZEDRA to current patients so they can complete their treatment regimen. See Note 7, “Property, Plant and Equipment, Net” for impairment analysis.
In February 2023, the Company entered into an agreement with the stockholders of Cerveau to purchase all of the outstanding capital stock of Cerveau for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the selling stockholders of Cerveau. This additional contingent payment was capitalized as part of the asset cost and increased the Company’s customer relationship intangible assets. See Note 21, “Acquisition of Assets” for further discussion of the Cerveau acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2024	$39,726
2025	24,409
2026	25,206
2027	19,680
2028	16,195
2029 and thereafter	26,769
Total	$151,985
11. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

	December 31,
(in thousands)	2023	2022
Compensation and benefits	$36,331	$30,425
Freight, distribution and operations	67,529	49,067
Accrued rebates, discounts and chargebacks	16,070	13,399
Accrued professional fees	10,244	8,668
Other	15,164	25,525
Total accrued expenses and other liabilities	$145,338	$127,084

Operating lease liabilities (Note 16)	$54,453	$25,442
Long-term contingent liability (Note 4)	2,700	11,900
Other long-term liabilities	6,168	8,813
Total other long-term liabilities	$63,321	$46,155

12. Long-Term Debt, Net, and Other Borrowings
As of December 31, 2023, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
2024	$—
2025	—
2026	—
2027	575,000
2028	—
Total principal outstanding	575,000
Unamortized debt issuance costs	(13,955)
Finance lease liabilities	1,448
Total	562,493
Less: current portion	(823)
Total long-term debt, net, and other borrowings	$561,670
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of December 31, 2023, there were no outstanding borrowings under the 2022 Revolving Facility.
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
2022 Facility Covenants
The 2022 Facility contains a number of affirmative, negative and reporting covenants, as well as financial maintenance covenants pursuant to which the Company is required to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio, commencing with the fiscal quarter ended December 31, 2022, must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant, commencing with the fiscal quarter ending March 31, 2024, is 3.50 to 1.00.
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
As of December 31, 2023, the carrying value of the Notes was $575.0 million, had an unamortized discount of zero, and the fair value of the liability was $575.0 million. The Company recorded interest expense of approximately $15.1 million related to the Notes for the year ended December 31, 2023.
13. Derivative Instruments

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
14. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax of zero and zero for the year ended December 31, 2023 and 2022, respectively, consisted of the following:

(in thousands)	Foreign currency translation	Unrealized loss on cash flow hedges	Accumulated other comprehensive loss
Balance at January 1, 2023	$(1,259)	$—	$(1,259)
Other comprehensive income (loss) before reclassifications	222	—	222
Balance at December 31, 2023	$(1,037)	$—	$(1,037)

Balance at January 1, 2022	$(754)	$269	$(485)
Other comprehensive income (loss) before reclassifications	(505)	5,838	5,333
Amounts reclassified to earnings	—	(6,107)	(6,107)
Balance at December 31, 2022	$(1,259)	$—	$(1,259)

15. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2023, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, officers, directors and consultants of the Company.
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

Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of goods sold	$9,126	$4,422	$2,370
Sales and marketing	9,500	6,185	2,472
General and administrative	24,807	14,876	9,092
Research and development	7,074	3,779	2,000
Total stock-based compensation expense	$50,507	$29,262	$15,934
Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.
A summary of option activity for 2023 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2023	874,749	$30.37	5.8	19,058,224
Options granted	332,368	$76.41
Options exercised	(214,619)	$19.02
Options cancelled and forfeited	(35,326)	$51.30
Outstanding at December 31, 2023	957,172	$48.13	6.7	18,283,464
Vested and expected to vest at December 31, 2023	957,172	$48.13	6.7	18,283,464
Exercisable at December 31, 2023	466,039	$26.99	4.4	16,462,767
The table below summarizes the key weighted-average assumptions used in valuing stock options granted:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	56.1%	62.1%	—%
Risk-free interest rate	4.0%	2.0%	—%
Expected life (in years)	6.0	6.0	—
Expected dividend yield	—	—	—
During the years ended December 31, 2023, 2022 and 2021, 214,619, 397,822 and 318,662 options were exercised having aggregate intrinsic values of $12.9 million, $13.1 million and $1.6 million, respectively.
As of December 31, 2023, there was $13.2 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock
A summary of restricted stock awards and restricted stock units activity for 2023 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2023	1,249,992	$34.65
Granted	710,985	$74.38
Vested	(612,912)	$29.78
Forfeited	(137,806)	$50.36
Nonvested balance at December 31, 2023	1,210,259	$58.71
Restricted stock generally vest over 3 years. As of December 31, 2023, there was $48.4 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant-date fair value for restricted stock granted during the fiscal years ended December 31, 2023, 2022 and 2021 was $74.38, $51.51 and $20.14 per share, respectively. The total fair value of restricted stock vested in fiscal years 2023, 2022 and 2021 was $18.3 million, $11.9 million and $8.8 million, respectively.
Total Stockholder Return Restricted Stock Awards (“TSR Awards”)
During the years ended December 31, 2023, 2022 and 2021, the Company granted total stockholder return (“TSR”) Awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	52.8%	56.6%	54.0%
Risk-free interest rate	4.6%	1.7%	30.0%
Expected life (in years)	2.8	2.8	2.8
Expected dividend yield	—	—	—
A summary of TSR Award activity for 2023 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2023	658,875	$48.58
Granted	365,478	$127.75
Vested	(348,302)	$23.43
Forfeited	(45,997)	$57.77
Nonvested balance at December 31, 2023	630,054	$78.91
As of December 31, 2023, there was $26.2 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant-date fair value for TSR Awards granted during the fiscal years ended December 31, 2023, 2022 and 2021 was $127.75, $95.31 and $31.25 per share, respectively. The total fair value of TSR Awards vested in fiscal years 2023, 2022 and 2021 was $8.2 million, $8.8 million and $2.0 million, respectively.
Common Stock Repurchases

In December 2022, the Company’s Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of the Company’s common stock under certain circumstances. The Company used approximately $75.0 million of the net proceeds from the Notes to repurchase shares of their common stock from purchasers of the Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate. The purchase price per share of the common stock repurchased in such transactions was equal to the closing sale price per share of the Company’s common stock on the date of the offering memorandum used for the Notes, which was $56.01 per share. Following this initial repurchase, the Company may from time to time repurchase additional shares of their common stock. In the year ended December 31, 2022, the Company purchased approximately 1.3 million shares of their outstanding common stock for $75.0 million as part of the program. The Company did not purchase any shares of its outstanding common stock in the year ended December 31, 2023.
16. Leases
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
On May 4, 2023, the Company entered into a modification to the operating lease for office space in Bedford, Massachusetts, (the “Existing Premises”) that was executed in February 2022. The lease commenced and was recorded in December 2022 for $11.0 million and the initial term was set to expire in June 2031. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million in May 2023. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2024, which may result in an additional adjustment to the right-of-use asset and liability. In September 2023, the landlord provided notice to the Company that its renovations of the Additional Premises were completed. As a result of the notice, the Company recorded an additional right-of-use asset and liability of $23.5 million as of September 1, 2023. To determine the value of the additional right-of-use asset and liability, the Company was required to calculate the discount rate of the lease modification. The discount rate was determined based on the expected lease term and by comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. The lease for the Additional Premises allows for the extension of five years to begin immediately upon the expiration of the original term.
Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Other long-term assets	$45,325	$19,033
Finance	Property, plant and equipment, net	1,438	582
Total leased assets		$46,763	$19,615
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,904	$2,177
Finance	Current portion of long-term debt and other borrowings	823	354
Noncurrent
Operating	Other long-term liabilities	54,453	25,442
Finance	Long-term debt, net and other borrowings	625	231
Total leased liabilities		$57,805	$28,204
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
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease expense	$4,627	$1,797
Finance lease expense
Amortization of ROU assets	795	426
Interest on lease liabilities	81	28
Total lease expense	$5,503	$2,251

Other information related to leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (Years):
Operating leases	13.5	7.9
Finance leases	2.3	1.9
Weighted-average discount rate:
Operating leases	7.3%	4.8%
Finance leases	6.2%	4.4%

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,462	$2,440
Operating cash flows from finance leases	81	28
Financing cash flows from finance leases	504	384
ROU assets obtained in exchange for lease obligations:
Operating leases	29,396	11,019
Finance leases	1,437	582
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$4,624	$846
2025	5,413	664
2026	7,090	151
2027	7,312	—
2028	7,453	—
Thereafter	67,642	—
Total future minimum lease payments	99,534	1,661
Less: interest	43,177	213
Total	$56,357	$1,448

17. Other Assets
Other assets are comprised of the following:

	December 31,
(in thousands)	2023	2022
Prepaid Expenses	$16,437	$12,887
Other Current Assets	246	205
Total other current assets	$16,683	$13,092

ROU Asset (Note 16)	$45,325	$19,033
Other Long-Term Assets	9,936	15,322
Total other long-term assets	$55,261	$34,355

18. Net Income (Loss) Per Common Share
A summary of net income (loss) per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net income (loss)	$326,661	$28,067	$(71,279)

Basic weighted-average common shares outstanding	68,266	68,487	67,486
Effect of dilutive stock options	346	439	—
Effect of dilutive restricted stock	1,428	1,745	—
Effect of convertible debt instrument	199	—	—
Diluted weighted-average common shares outstanding	70,239	70,671	67,486

Basic income (loss) per common share	$4.79	$0.41	$(1.06)
Diluted income (loss) per common share	$4.65	$0.40	$(1.06)

Antidilutive securities excluded from diluted net income (loss) per common share	421	358	2,893
Impact of the Convertible Notes
The Company considered whether the notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right; basic earnings per share is only impacted if the Company’s earning exceeds the current share price, regardless of whether such dividend is declared. During the year ended December 31, 2023, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company’s Common Stock for a given period exceeds the conversion price of the Notes of $79.81 per share.
19. Commitments and Contingencies
Purchase Commitments
The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
As of December 31, 2023, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2024	2,716
2025	2,716
2026	2,716
2027	2,716
2028 and thereafter	—
Total	$10,864
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
As of December 31, 2023, no future fixed payments are required under license agreements. The Company may be required to pay additional amounts up to approximately $264.4 million in contingent payments under the Company’s license agreements. These contingent payments include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events and the amounts and timing of such potential obligations are unknown or uncertain.
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
As of December 31, 2023, the Company did not have any material ongoing litigation to which the Company was a party. On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $4.1 million, $3.1 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

21. Acquisition of Assets
On February 6, 2023, the Company acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled positron emission tomography (“PET”) imaging agent that targets Tau tangles in Alzheimer’s disease. The Company determined that upon review of the Cerveau acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
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
Under the terms of the PNT2002 License Agreement, Lantheus Two paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002.
Under the terms of the PNT2003 License Agreement, Lantheus Three paid POINT an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003.
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
22. Segment Information
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

23. Subsequent Event
On January 9, 2024, the Company entered into multiple strategic agreements with Perspective Therapeutics, Inc. (“Perspective”), a radiopharmaceutical company that is pioneering advanced treatment applications for cancers throughout the body. Under the agreements:
•The Company obtained an option to exclusively license Perspective’s Pb212-VMT-⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology, for an aggregate upfront payment of $28 million in cash;
•Lantheus agreed to purchase up to 19.9% of Perspective’s outstanding shares of common stock for up to approximately $33 million, subject to completion of a qualified third party financing transaction and certain other closing conditions; and
•Perspective agreed to acquire the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, New Jersey for an undisclosed price, subject to customary closing conditions including regulatory approval.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2023, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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
February 22, 2024
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the pandemic status and geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Item 9B. Other Information
On November 7, 2023, Sam Leno, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), providing for the potential sale of up to 2,045 shares of our common stock obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between March 4, 2024 and May 15, 2024. On November 29, 2023, Mr. Leno amended his 10b5-1 Plan to add the potential sale of up to 20,344 additional shares of our common stock obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between March 4, 2024 and May 15, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of conduct and ethics (our “Code of Conduct”) for all of our employees, including our CEO, CFO and other senior financial officers, or persons performing similar functions, and each of the non-employee directors on our Board. Our Code of Conduct is currently available on our website, www.lantheus.com. The information on our web site is not part of, and is not incorporated into, this Annual Report on Form 10-K. We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our CEO, CFO and other senior financial officers, or persons performing similar functions, in a Current Report on Form 8-K filed with the SEC.
The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.
Item 11. Executive Compensation
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

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
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	December 28, 2022
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
4.3	Indenture, dated as of December 8, 2022, between Lantheus Holdings, Inc., as Issuer, Lantheus Medical Imaging, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-36569	4.1	December 8, 2022
10.1+	Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.18	October 6, 2010
10.2+	Amendment No. 1 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.19	October 6, 2010
10.3+	Amendment No. 2 to Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-4	333-169785	10.20	October 6, 2010
10.4+	Form of Option Grant Award Agreement.	S-4	333-169785	10.21	October 6, 2010
10.5+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.6+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.7+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.8+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-1	333-196998	10.37	June 24, 2015
10.9+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.10+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.11+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.12+	Form of Amendment to the Lantheus Holdings, Inc. 2008 Equity Incentive Plan.	S-1	333-196998	10.41	June 24, 2015
10.13+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.14+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.15+	Lantheus Holdings, Inc. 2017 Employee Stock Purchase Plan	8-K	001-36569	10.2	April 28, 2017
10.16†	Collaboration and License Agreement by and between Lantheus Medical Imaging, Inc. and GE Healthcare Limited dated April 25, 2017.	10-Q	001-36569	10.1	August 1, 2017
10.17+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-K	001-36569	10.68	February 20, 2019
10.18+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.19+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.20+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019
10.21+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.22+	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.23+	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.24	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016
10.25+	Fifth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10	April 29, 2021
10.26††	Manufacturing and Supply Agreement, effective as of February 23, 2022, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.1	April 29, 2022
10.27	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.2	April 29, 2022
10.28	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.3	April 29, 2022
10.29	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.4	April 29, 2022
10.30	Sixth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	May 2, 2022
10.31††	License and Collaboration Agreement, dated as of November 11, 2022, by and between Point Biopharma, Inc., and Lantheus Two, LLC.	8-K	000-36569	10.1	November 14, 2022
10.32	Credit Agreement dated as of December 2, 2022 by and among Citizens Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	8-K	001-36569	10.1	December 5, 2022
10.33+	Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan	8-K	001-36569	10.1	May 1, 2023
10.34††	Office Lease by and between LMI and 201 Burlington Road Owner, LLC dated February 14, 2022 (the “Lease”); as amended by the First Amendment To Lease dated May 4, 2023	10-Q	001-36569	10.1	August 3, 2023
19.1*	Policy on Insider Trading and Communications with the Public
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
97.1*	Amended and Restated Executive Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer
Date:	February 22, 2024
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

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2024
Robert J. Marshall, Jr.

/S/ ANDREA SABENS	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Andrea Sabens

/S/ BRIAN MARKISON	Executive Chair of the Board of Directors	February 22, 2024
Brian Markison

/S/ MINNIE BAYLOR-HENRY	Director	February 22, 2024
Minnie Baylor-Henry

/S/ GÉRARD BER	Director	February 22, 2024
Gérard Ber

/S/ SAMUEL R. LENO	Director	February 22, 2024
Samuel R. Leno

/S/ HEINZ MÄUSLI	Director	February 22, 2024
Heinz Mäusli

/S/ JULIE H. MCHUGH	Director	February 22, 2024
Julie H. McHugh

/S/ GARY J. PRUDEN	Director	February 22, 2024
Gary J. Pruden

/S/ DR. JAMES H. THRALL	Director	February 22, 2024
Dr. James H. Thrall