Form 10-Q
period 2024-03-31
Lantheus Holdings, Inc.
filed 2024-05-02
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 69,312,588 shares of common stock, $0.01 par value, outstanding as of April 25, 2024.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$718,279	$713,656
Accounts receivable, net	337,389	284,292
Inventory	69,758	64,029
Other current assets	16,215	16,683
Assets held for sale	7,159	7,159
Total current assets	1,148,800	1,085,819
Investment in equity securities	138,960	—
Property, plant and equipment, net	150,090	146,697
Intangibles, net	142,054	151,985
Goodwill	61,189	61,189
Deferred tax assets, net	138,898	150,198
Other long-term assets	51,343	55,261
Total assets	$1,831,334	$1,651,149
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$734	$823
Accounts payable	37,525	41,189
Accrued expenses and other liabilities	198,939	145,338
Total current liabilities	237,198	187,350
Asset retirement obligations	23,023	22,916
Long-term debt, net and other borrowings	562,466	561,670
Other long-term liabilities	63,107	63,321
Total liabilities	885,794	835,257
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 70,635 and 69,863 shares issued as of March 31, 2024 and December 31, 2023, respectively)	706	699
Additional paid-in capital	756,443	757,727
Treasury Stock at cost - 1,339 shares as of March 31, 2024 and December 31, 2023	(75,000)	(75,000)
Retained earnings	264,569	133,503
Accumulated other comprehensive loss	(1,178)	(1,037)
Total stockholders’ equity	945,540	815,892
Total liabilities and stockholders’ equity	$1,831,334	$1,651,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$369,975	$300,784
Cost of goods sold	128,129	223,708
Gross profit	241,846	77,076
Operating expenses
Sales and marketing	45,546	32,617
General and administrative	47,895	23,271
Research and development	48,024	30,532
Total operating expenses	141,465	86,420
Gain on sale of assets	6,254	—
Operating income (loss)	106,635	(9,344)
Interest expense	4,859	4,991
Investment in equity securities - unrealized gain	(60,704)	—
Other income	(8,788)	(3,231)
Income (loss) before income taxes	171,268	(11,104)
Income tax expense (benefit)	40,202	(8,297)
Net income (loss)	$131,066	$(2,807)
Net income (loss) per common share:
Basic	$1.91	$(0.04)
Diluted	$1.87	$(0.04)
Weighted-average common shares outstanding:
Basic	68,757	67,749
Diluted	70,095	67,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$131,066	$(2,807)
Other comprehensive income (loss):
Foreign currency translation	(141)	(119)
Comprehensive income (loss)	$130,925	$(2,926)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	131,066	—	131,066
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—	—	2,756	—	—	2,757
Vesting of restricted stock awards and units	988	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—	—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—	—	15,384	—	—	15,384
Balance, March 31, 2024	70,635	$706	1,339	$(75,000)	$756,443	$264,569	$(1,178)	$945,540

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—	—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—	—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—	—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	1,339	$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$131,066	$(2,807)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	15,445	14,615
Impairment of long-lived assets	—	132,052
Amortization of debt related costs	1,073	1,082
Changes in fair value of contingent assets and liabilities	—	(1,400)
Provision for excess and obsolete inventory	2,757	680
Stock-based compensation	15,384	9,667
Gain on disposal of assets	(6,254)	—
Unrealized gain on investment in equity securities	(60,704)	—
Charges incurred in connection with acquired IPR&D	28,000	—
Deferred taxes	11,260	(35,863)
Long-term indemnification receivable	—	(96)
Long-term income tax payable and other long-term liabilities	439	123
Other	1,696	1,225
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(55,440)	(24,681)
Inventory	(8,494)	(7,124)
Other current assets	4,023	2,479
Accounts payable	(3,462)	6,747
Accrued expenses and other liabilities	50,449	11,801
Net cash provided by operating activities	127,238	108,500
Investing activities
Capital expenditures	(8,273)	(9,168)
Acquisition of assets, net	—	(35,345)
Proceeds from sale of assets	8,000	—
Purchases of investment in equity securities	(78,256)	—
Acquisition of exclusive license option	(28,000)	—
Net cash used in investing activities	(106,529)	(44,513)
Financing activities
Payments on long-term debt and other borrowings	(184)	(297)
Proceeds from stock option exercises	934	1,842
Proceeds from issuance of common stock	1,823	940
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(19,418)	(11,154)
Net cash used in financing activities	(16,845)	(8,669)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	770	(98)
Net increase in cash, cash equivalents and restricted cash	4,634	55,220
Cash, cash equivalents and restricted cash, beginning of period	715,285	417,241
Cash, cash equivalents and restricted cash, end of period	$719,919	$472,461

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$718,279	$470,863
Restricted cash included in other long-term assets	1,640	1,598
Cash, cash equivalents and restricted cash at end of period	$719,919	$472,461

	Three Months Ended March 31,
	2024	2023
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$6,853	$8,443
Lease liability settled through transfer of lease	$376	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Lantheus Holdings; references to “Lantheus Alpha” refer to Lantheus Alpha Therapy, LLC, the direct subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Lantheus Two, LLC; Lantheus Three, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or any future period.
The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities Exchange Commission (“SEC”) on February 22, 2024.
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
2. Summary of Significant Accounting Policies
Investments
Equity investments with readily determinable fair values for which the Company does not have significant influence over the investee are measured at fair value on a recurring basis. Equity investments without readily determinable fair values for which the Company does not have significant influence over the investee are measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). For equity investments for which the Company does not have significant influence over the investee, changes in the value of unsold equity investments are recorded in investment in equity securities – unrealized gain (loss). Equity investments for which the Company has significant influence over the investee are measured using the equity method unless the Company elects to apply the fair value option to account for the investment.

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
3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended March 31,
Major Products/Service Lines (in thousands)	2024	2023
Product revenue, net(1)	$369,313	$292,256
License and royalty revenues	662	8,528
Total revenues	$369,975	$300,784
________________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. In 2023, the Company announced its decision to discontinue the production and promotion of AZEDRA and it does not expect revenues from AZEDRA to contribute to the business after the first quarter of 2024. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes strategic partnerships and other arrangements related to other products of the Company. On August 2, 2023, the Company sold its rights to the RELISTOR net sales royalty asset (the “RELISTOR royalty asset”) under its license agreement with Bausch Health Companies, Inc. (“Bausch”); the Company retained the rights to future sales-based milestone payments.
Revenue by product category on a net basis is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
PYLARIFY	$258,870	$195,470
Other radiopharmaceutical oncology	384	717
Total radiopharmaceutical oncology	259,254	196,187
DEFINITY	76,564	68,824
TechneLite	21,714	20,986
Other precision diagnostics	5,932	5,807
Total precision diagnostics	104,210	95,617
Strategic partnerships and other revenue	6,511	8,980
Total revenues	$369,975	$300,784

The Company is required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. As such, the Company is not disclosing the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, contingent consideration liabilities, and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The Company recorded the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market.
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$543,369	$543,369	$—	$—
Investment securities	138,960	138,960	—	—
Total assets	$682,329	$682,329	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

	December 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$574,131	$574,131	$—	$—
Total assets	$574,131	$574,131	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

During the three months ended March 31, 2024, there were no transfers into or out of Level 3.
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
The Company also assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 (also known as 131 I-MIP-1095) and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million commercialization milestone related to a prostate cancer product candidate we refer to as “1404” that we have outlicensed to ROTOP Pharmaka GmbH. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the 2013 Acquisition each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at March 31, 2024.

	Fair Value at				Assumptions
(in thousands)	March 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	March 31, 2024	December 31, 2023
Contingent consideration liability:
1095 commercialization milestone	1,800	1,800	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	4.6%	4.1%
Net sales targets - AZEDRA and 1095	900	900	Monte Carlo simulation
				Probability of success and sales targets	0% - 40%	0% - 40%
				Discount rate	16%	15%
Total	$2,700	$2,700
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Liabilities
(in thousands)	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$2,700	$111,600
Changes in fair value included in net (loss) income	—	(1,400)
Fair value, end of period	$2,700	$110,200
There was no change in fair value of the contingent financial liabilities for the three months ended March 31, 2024. The Company made the applicable cash payment related to the CVRs in May 2023.
As of March 31, 2024, the carrying value of the Company’s convertible debt was $575.0 million and the fair value of the Company’s convertible debt was estimated to be approximately $636.0 million based on quoted market prices of these instruments and was classified as a Level 1 measurement within the fair value hierarchy.
5. Income Taxes
The Company calculates income taxes at the end of each reporting period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. Cumulative adjustments to the tax provision are recorded in the reporting period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense (benefit) and effective tax rate are presented below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income tax expense (benefit)	$40,202	$(8,297)
Effective tax rate	23.5%	74.7%
The decrease in the effective income tax rate for the three months ended March 31, 2024 is primarily due to the impact of our stock compensation deductions in relation to the pretax income for the three months ended March 31, 2024 and the pretax loss for the three months ended March 31, 2023.
6. Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$26,043	$31,259
Work in process	23,553	13,807
Finished goods	20,162	18,963
Total inventory	$69,758	$64,029

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of March 31, 2024.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$9,480	$9,480
Buildings	73,531	73,441
Machinery, equipment and fixtures	101,016	102,576
Computer software	50,121	27,259
Construction in progress	23,728	40,964
	257,876	253,720
Less: accumulated depreciation and amortization	(107,786)	(107,023)
Total property, plant and equipment, net	$150,090	$146,697
Depreciation and amortization expense related to property, plant and equipment, net, was $5.4 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
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
On January 8, 2024, the Company entered into an agreement with Perspective Therapeutics, Inc. (“Perspective”) to transfer the sublease for the property at 110 Clyde Rd, Somerset, New Jersey as well as sell the associated assets at the Somerset facility for $8.0 million. The transfer of the lease and completion of the asset sale occurred on March 1, 2024. The sale of assets resulted in a derecognition to the right-of-use asset of $0.4 million, the lease liability of $0.4 million and remaining property, plant and equipment of $0.8 million. The Company also incurred commission expense of $1.0 million related to the transaction. The Company recorded a gain of $6.3 million for the three months ended March 31, 2024 within operating income.
See Note 19, “Acquisition of Assets” for further discussion of the Perspective acquisition.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of March 31, 2024. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close during the second quarter of 2024.

8. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Compensation and benefits	$19,113	$36,331
Freight, distribution and operations	89,584	67,529
Accrued rebates, discounts and chargebacks	16,111	16,070
Accrued professional fees	19,442	10,244
Other	54,689	15,164
Total accrued expenses and other liabilities	$198,939	$145,338

Operating lease liabilities (Note 15)	$54,124	$54,453
Long-term contingent liabilities (Note 4)	2,700	2,700
Other long-term liabilities	6,283	6,168
Total other long-term liabilities	$63,107	$63,321
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of March 31, 2024, the asset retirement liability is measured at the present value of the asset retirement liability expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2024	$22,916
Accretion expense	107
Balance at March 31, 2024	$23,023
The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning of its North Billerica, Massachusetts production facility upon closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net
Intangibles, net, consisted of the following:

	March 31, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,252)	$1,288
Customer relationships	15 - 25	Accelerated	157,916	(122,327)	35,589
Currently marketed products	9 - 15	Straight-Line	132,800	(41,966)	90,834
Licenses	11 - 16	Straight-Line	22,233	(9,280)	12,953
Developed technology	9	Straight-Line	2,400	(1,010)	1,390
Total			$328,889	$(186,835)	$142,054

	December 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,216)	$1,324
Customer relationships	15 - 25	Accelerated	157,995	(117,574)	40,421
Currently marketed products	9 - 15	Straight-Line	132,800	(38,277)	94,523
Licenses	11 - 16	Straight-Line	22,233	(7,972)	14,261
Developed technology	9	Straight-Line	2,400	(944)	1,456
Total			$328,968	$(176,983)	$151,985
The Company recorded amortization expense for its intangible assets of $9.9 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
In March 2023, the Company stopped all development activities in relation to a future indication associated with AZEDRA, which was classified as an in-process research and development (“IPR&D”) intangible asset. The asset group, which consisted of the IPR&D asset and a currently marketed product (the “AZEDRA intangible asset group”), was assessed for impairment. The Company considered several factors in estimating the future projections of revenues and cash flows of the AZEDRA intangible asset group as part of the impairment testing. The Company concluded that the carrying amount exceeded the fair value of the AZEDRA intangible asset group, which had no value. The Company recorded a non-cash impairment charge of $15.6 million in research and development expenses relating to the IPR&D asset and $116.4 million in cost of goods sold relating to the currently marketed indication of AZEDRA in the consolidated statement of operations for the quarter ended March 31, 2023.
On August 15, 2023, the Company announced that it would discontinue the production and promotion of AZEDRA and would be winding down its Somerset, New Jersey manufacturing site. The Company continued manufacturing AZEDRA during the first quarter of 2024, in order to provide doses of AZEDRA to then-current patients so they could complete their treatment regimen. No AZEDRA was manufactured after March 1, 2024, when the Company transferred the assets and associated lease of its Somerset, New Jersey radiopharmaceutical manufacturing facility to Perspective. See Note 7, “Property, Plant and Equipment, Net” for impairment analysis.
In February 2023, the Company entered into an agreement with the stockholders of Cerveau to purchase all of the outstanding capital stock of Cerveau for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the selling stockholders of Cerveau (the “Selling Stockholders”). This additional contingent payment was capitalized as part of the asset cost and increased the Company’s customer relationship intangible assets. See Note 19, “Acquisition of Assets” for further discussion of the Cerveau acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2024	$29,795
2025	24,409
2026	25,206
2027	19,680
2028	16,195
2029 and thereafter	26,769
Total	$142,054

11. Long-Term Debt, Net, and Other Borrowings
As of March 31, 2024, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2024	$—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(13,064)
Finance lease liabilities	1,264
Total	563,200
Less: current portion	(734)
Total long-term debt, net and other borrowings	$562,466
2022 Revolving Facility
In December 2022, the Company entered into a $350.0 million five-year revolving credit facility (the “2022 Revolving Facility”). Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time until December 2, 2027 consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $350.0 million (the “Revolving Commitment”) at any time, including a $20.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $10.0 million sub-facility for swingline loans (the “Swingline Loans”). The Revolving Loans, Letters of Credit, and the Swingline Loans, if used, are expected to be used for working capital and for other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of March 31, 2024, there were no outstanding borrowings under the 2022 Revolving Facility.
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
2022 Facility Covenants
The 2022 Revolving Facility contains a number of affirmative, negative and reporting covenants, as well as financial maintenance covenants pursuant to which the Company is required to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant is displayed in the table below:
2022 Credit Agreement

Period	Total Net Leverage Ratio
Q1 2024 and thereafter	3.50 to 1.00

The 2022 Revolving Facility contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.
Upon an event of default, the Administrative Agent will have the right to declare the loans and other obligations outstanding under the 2022 Revolving Facility immediately due and payable and all commitments immediately terminated.
The 2022 Revolving Facility is guaranteed by Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus Real Estate, and obligations under the 2022 Revolving Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus Real Estate (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.
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
•Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day the Company failure to file has occurred or the notes are not otherwise freely tradable. Further, if the notes are assigned a restricted CUSIP number or the notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the notes, the Company will pay additional interest on the notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day until the restrictive legend has been removed from the notes, the notes are assigned an unrestricted CUSIP and the notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.
As of March 31, 2024, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of zero, and the fair value of the liability was $636.0 million. The Company recorded interest expense of approximately $3.8 million related to the Notes for the three months ended March 31, 2024. There were no conversions of Notes during the three months ended March 31, 2024.
12. Derivative Instruments
The Company has used, but does not currently use, interest rate swaps to reduce the variability in cash flows associated with portions of the Company’s interest payments on variable rate debt.
13. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income, net of tax of zero for the three months ended March 31, 2024 and 2023 consisted of the following:

(in thousands)	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(141)	(141)
Amounts reclassified to earnings	—	—
Balance at March 31, 2024	$(1,178)	$(1,178)

Balance at January 1, 2023	$(1,259)	$(1,259)
Other comprehensive loss before reclassifications	(119)	(119)
Amounts reclassified to earnings	—	—
Balance at March 31, 2023	$(1,378)	$(1,378)
14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of goods sold	$2,632	$1,642
Sales and marketing	2,792	2,262
General and administrative	7,763	4,402
Research and development	2,197	1,361
Total stock-based compensation expense	$15,384	$9,667

15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Other long-term assets	$44,382	$45,325
Finance	Property, plant and equipment, net	1,224	1,438
Total leased assets		$45,606	$46,763
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,980	$1,904
Finance	Current portion of long-term debt and other borrowings	734	823
Noncurrent
Operating	Other long-term liabilities	54,124	54,453
Finance	Long-term debt, net and other borrowings	530	625
Total leased liabilities		$57,368	$57,805
On May 4, 2023, the Company entered into a modification to the operating lease for office space in Bedford, Massachusetts (the “Existing Premises”) that was executed in February 2022. The lease commenced and was recorded in December 2022 for $11.0 million and the initial term was set to expire in June 2031. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million in May 2023. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2024, which may result in an additional adjustment to the right-of-use asset and liability. In September 2023, the landlord provided notice to the Company that its renovations of the Additional Premises were completed. As a result of the notice, the Company recorded an additional right-of-use asset and liability of $23.5 million as of September 1, 2023. To determine the value of the additional right-of-use asset and liability, the Company was required to calculate the discount rate of the lease modification. The discount rate was determined based on the expected lease term and by comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. The lease for the Additional Premises allows for the extension of five years to begin immediately upon the expiration of the original term.
On March 1, 2024, the Company transferred the sublease and completed the asset sale of the Somerset, New Jersey facility. See Note 7, “Property, Plant and Equipment, Net” for further discussion on the lease transfer.
Other information related to leases were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (Years):
Operating leases	13.3	13.5
Finance leases	2.0	2.3
Weighted-average discount rate:
Operating leases	7.4%	7.3%
Finance leases	6.2%	6.2%

16. Net Income (Loss) Per Common Share
A summary of net income (loss) per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income (loss)	$131,066	$(2,807)

Basic weighted-average common shares outstanding	68,757	67,749
Effect of dilutive stock options	235	—
Effect of dilutive restricted stock	1,103	—
Effect of convertible debt instrument	—	—
Diluted weighted-average common shares outstanding	70,095	67,749

Basic income (loss) per common share	$1.91	$(0.04)
Diluted income (loss) per common share	$1.87	$(0.04)

Antidilutive securities excluded from diluted net income (loss) per common share	2,377	2,953
Impact of the Convertible Notes
The Company considered whether the Notes are participating securities through the two-class method. The Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings exceeds the current share price, regardless of whether such dividend is declared. During the three months ended March 31, 2024 and 2023, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share.
17. Other Income
Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Foreign currency (gain) loss	$(217)	$246
Tax indemnification (income), net	—	(96)
Interest income	(8,548)	(3,523)
Other	(23)	142
Total other (income) expense, net	$(8,788)	$(3,231)
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
As of March 31, 2024, the Company did not have any material ongoing litigation to which the Company was a party. On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of the Company’s Abbreviated New Drug Application (“ANDA”) and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
19. Acquisition of Assets
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
In February 2023, the Company made an upfront payment of approximately $35.3 million to the Selling Stockholders and paid the Selling Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. The purchase agreement pursuant to which the Company purchased Cerveau specified, among other things, that certain Selling Stockholders provide transition and clinical development services for a prescribed time following the closing of the transaction.
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
On January 8, 2024, the Company entered into an agreement with Perspective to participate in the next qualified financing to purchase shares of Perspective common stock (“Perspective Shares”). On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding shares of Perspective common stock , at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer will have the option to attend any or all board meetings in a nonvoting capacity, will receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company also purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective given the Company’s board observer is nonvoting, and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology.

Also effective January 8, 2024, the Company obtained the following options and rights from Perspective for an aggregate upfront payment of $28.0 million in cash:
•An exclusive option from Perspective to negotiate for an exclusive license under the rights of Perspective and its affiliates to Perspective’s Pb212-VMT-⍺-NET, a clinical stage alpha therapy developed for the treatment of neuroendocrine tumors , to develop, manufacture, commercialize and otherwise exploit the VMT-α-NET Product.
•A right to co-fund the investigational new drug application (“IND”)-enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.
•A right of first offer and last look protections for any third party merger and acquisition transactions involving Perspective for a twelve-month period.
Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $28.0 million was recognized in research and development expenses during the three months ended March 31, 2024.
Also effective January 8, 2024, the Company entered into an agreement with Perspective to transfer the sublease for the property at 110 Clyde Rd, Somerset, New Jersey as well as the associated assets at the Somerset facility for $8.0 million. The transfer of the lease and completion of the asset sale occurred on March 1, 2024 at which time the Company had no further continuing legal obligations related to the lease. See Note 7, “Property, Plant, and Equipment, Net” for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “hopes,” “intends,” “launch,” “may,” “pipeline,” “plans,” “potential,” “predicts,” “seeks,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, product candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and approved products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT, including our ability to obtain FDA approval for PNT2002 and PNT2003; (v) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 as a research tool and under the license agreement through which we have rights to MK-6240, and to further develop and commercialize it as an approved product; (vi) our ability to successfully execute on our agreements with Perspective, including finalizing the license agreements in the event we exercise our options to do so, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology; (vii) the efforts and timing for clinical development, regulatory approval and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and (viii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology and other strategic areas and continue to grow our pipeline of products. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Montreal, Canada; and Lund, Sweden.
Recent Developments
CEO Succession Plan
On March 1, 2024, Brian Markison, our then Chair of the Board, became our Chief Executive Officer, and Mary Anne Heino, our then Chief Executive Officer, retired and became the Chair of the Board. As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his Chief Executive Officer appointment in March, and Board Member Julie McHugh became Lead Independent Director.
Strategic Agreements with Perspective Therapeutics
On January 8, 2024, we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28.0 million in cash. We also agreed to purchase up to 19.99% of Perspective’s outstanding shares of common stock, subject to Perspective’s completion of a qualified third-party financing transaction and certain other closing conditions. In addition, Perspective agreed to acquire the assets and associated lease of our radiopharmaceutical manufacturing facility in Somerset, New Jersey.
On January 22, 2024, Lantheus Alpha purchased 56,342,355 shares of Perspective’s common stock at a purchase price of $0.37 per share in a private placement transaction for approximately $20.8 million in cash resulting in an ownership of 11.39%. The agreement also provided us with certain pro rata participation rights to maintain our ownership position in Perspective in the event that Perspective makes any public or non-public offering of any equity or voting securities, subject to certain exceptions.
On March 1, 2024, our subsidiary, Progenics, transferred the fixed assets and associated lease of our Somerset facility to Perspective, and the parties entered into a transition services arrangement by which we will provide Perspective certain services relating to final disposal of radioactive waste and certain other related services.
On March 6, 2024, we exercised our right to purchase additional shares of Perspective’s common stock by purchasing 60,431,039 shares at a price of $0.95 per share. The total consideration for this additional purchase was approximately $57.4 million in cash, resulting in Lantheus Alpha holding approximately 19.90% of the outstanding Perspective common stock (or 17.35% on a fully diluted basis) as of March 6, 2024.
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements herein.
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
On December 18, 2023, we announced positive topline results from SPLASH. SPLASH is designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). The SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (rPFS) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6.0 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (“OS”) results were immature (46% of protocol-specified target OS events reached), and the HR was 1.11. We plan to analyze overall survival data when it has matured to 75% of protocol-specified target OS events, which we expect to occur in the third quarter of 2024.
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
During 2023, we worked on establishing an Expanded Access Program, (“EAP”), for PNT2002. EAPs, which are also referred to as compassionate use programs, provide a potential pathway for patients with serious or life-threatening conditions to gain access to an investigational drug for treatment outside of a clinical trial. The first patients in the EAP for PNT2002 began treatment during the first quarter of 2024.
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
On January 11, 2024, we announced that our ANDA for PNT2003 had been accepted for filing by the FDA. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to our ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Under the terms of the Hatch-Waxman Act, FDA approval of our ANDA filing could be subject to a stay of up to 30-months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, pending successful resolution of the Hatch-Waxman litigation, we would expect to launch PNT2003 in 2026, although no assurance of that approval or timing can be assured. Based on the most recent update to the FDA’s online paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for Lutetium

Lu 177 Dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, if our ANDA is approved, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S.
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements included herein.
Acquisition of Cerveau Technologies, Inc.
On February 6, 2023, we announced that we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the purchase agreement, we paid the Selling Stockholders an upfront payment of $35.3 million in February 2023 and paid an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Selling Stockholders are also eligible to receive additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the purchase agreement for Cerveau, certain Selling Stockholders also provided transition and clinical development services for a prescribed time following the closing of the transaction.
In September 2023, MK-6240 was granted Fast Track designation by the FDA. In February 2024, we announced our collaboration with a National Institute on Aging-sponsored study called the Consortium for Clarity in ADRD Research Through Imaging (CLARiTI). This agreement enables the consortium to use MK-6240 in its investigation of Alzheimer’s disease and related dementias. The CLARiTI study will involve all 37 Alzheimer’s Disease Research Centers in the United States which will recruit 2,000 subjects and collect their imaging and blood-based biomarker data to generate etiologic profiles for cases of mixed dementia..
For more information, see Note 19, “Acquisition of Assets” in our consolidated financial statements included herein.
Sale of RELISTOR Licensed Intangible Asset Associated with Net Sales Royalties
On August 2, 2023, we sold the right to our RELISTOR royalty asset, which is classified as a licensed intangible asset; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and we have the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale. During the fourth quarter of 2023, the Company earned a $15.0 million sales-based milestone payment.
For more information, see Note 10, “Intangibles, Net” in our consolidated financial statements included herein.
Discontinuation of AZEDRA
On August 15, 2023, we announced that we would discontinue the production and promotion of AZEDRA and wind down our Somerset, New Jersey manufacturing site. We continued manufacturing AZEDRA during the first quarter of 2024, to provide doses of AZEDRA to then-current patients so they could complete their treatment regimen. No AZEDRA was manufactured after March 1, 2024, when we transferred the assets and associated lease of our Somerset, New Jersey radiopharmaceutical manufacturing facility to Perspective.
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

The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, an approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. We previously hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality and Medical Affairs, and we will continue to make commercial investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the potential loss of Transitional Pass-Through Payment (“TPT Status”), including through flexible and dependable access to PYLARIFY nationally, a best in class customer experience and through long-term strategic partnerships.
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
Our plan to successfully grow PYLARIFY has also included highlighting its commercial and clinical value, as well as through strategic partnerships and collaborations, both for the commercialization of our product outside of the United States as well as for the use of our product potentially for additional indications or in connection with the development of PSMA-targeted therapeutics. With respect to commercializing PYLARIFY outside of the U.S., we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In July 2023, Curium announced that it received marketing authorization from the European Commission for piflufolastat F 18, which is being commercialized in the EU under the brand name PYLCLARI. With respect to the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics, we have entered into multiple strategic collaborations with pharmaceutical companies. Additional information on collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As we continue to expand our microbubble franchise, our activities include:
•Expansion of Label – In March 2024, we received FDA approval for our supplemental new drug application for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY.
•Patents – We continue to actively pursue additional patents in connection with DEFINITY and DEFINITY RT, both in the U.S. and internationally. In the U.S. for DEFINITY, we have six Orange Book-listed method-of-use patents, one of which expires in 2035 and five of which expire in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. For DEFINITY RT, we have eight Orange Book-listed patents, including two composition of matter patents which expire in 2035.
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
•Pharma Solutions – We use our Pharma Solutions business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Solutions business is to gain early access to innovation, de-risk the development, data generation and co-funding of our pipeline through collaborations, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F 18 is currently being used by Curium and Regeneron in those companies’ prostate cancer therapeutic drug development programs, and was also used in the development of PNT2002. Our acquisition of Cerveau in February 2023 added MK-6240 to our biomarker portfolio. MK-6240 is currently being used in more than ninety active clinical trials for several Alzheimer’s disease therapeutic candidates. Most recently, in collaboration with Ratio, we completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and plan to initiate a Phase 1/2a study in patients in 2024. LNTH-1363S is our investigational fibroblast activation protein, copper-64 labeled PET imaging agent candidate that we believe could have broad potential imaging applicability and use in oncology.
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
Inventory Supply & Third Party Suppliers
We obtain a substantial portion of our imaging agents from third-party suppliers. Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY and our sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials, the latter being an ancillary component for our TechneLite generators. Our manufacturing and supply agreement with JHS (the “JHS MSA”) runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The JHS MSA requires us to purchase from JHS specified percentages of our total requirements for DEFINITY, as well as specified quantities of NEUROLITE, CARDIOLITE and evacuation vial products, each year during the contract term. Either party can terminate the JHS MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party. In addition to JHS, we rely on Samsung Biologics Co., Ltd. as our sole source manufacturer of DEFINITY RT.
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
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at our 54 PMF manufacturing sites across the U.S., with respect to PYLARIFY, and at our facilities in North Billerica, Massachusetts, with respect to our TechneLite generators and Xenon.
Research and Development Expenses
To ensure we remain the leading radiopharmaceutical-focused company in our industry, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
•For PYLARIFY, we recently enrolled the first patient in a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. We also continue to support investigator sponsored research with the potential to expand the clinical utility of PYLARIFY.
•For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an ANDA for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” above.
•For LNTH-1363S, in collaboration with Ratio Therapeutics, we recently completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers. We plan to initiate a Phase 1/2a study in patients in 2024.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change $	Change %
Revenues	$369,975	$300,784	$69,191	23.0%
Cost of goods sold	128,129	223,708	(95,579)	(42.7)%
Gross profit	241,846	77,076	164,770	213.8%
Operating expenses
Sales and marketing	45,546	32,617	12,929	39.6%
General and administrative	47,895	23,271	24,624	105.8%
Research and development	48,024	30,532	17,492	57.3%
Total operating expenses	141,465	86,420	55,045	63.7%
Gain on sale of assets	6,254	—	6,254	N/A
Operating income (loss)	106,635	(9,344)	115,979	(1241.2)%
Interest expense	4,859	4,991	(132)	(2.6)%
Investment in equity securities - unrealized gain	(60,704)	—	(60,704)	N/A
Other income	(8,788)	(3,231)	(5,557)	172.0%
Income (loss) before income taxes	171,268	(11,104)	182,372	(1642.4)%
Income tax expense (benefit)	40,202	(8,297)	48,499	(584.5)%
Net income (loss)	$131,066	$(2,807)	$133,873	(4769.3)%

Comparison of the Periods Ended March 31, 2024 and 2023
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and AZEDRA. In 2023, we announced our decision to discontinue the production and promotion of AZEDRA and we do not expect AZEDRA revenue to contribute to the business after the first quarter of 2024. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes out-licensing arrangements and partnerships that focus on facilitating precision medicine through the use of biomarkers, digital solutions and radiotherapeutic platforms.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change $	Change %
PYLARIFY	$258,870	$195,470	$63,400	32.4%
Other radiopharmaceutical oncology	384	717	(333)	(46.4)%
Total radiopharmaceutical oncology	259,254	196,187	63,067	32.1%
DEFINITY	76,564	68,824	7,740	11.2%
TechneLite	21,714	20,986	728	3.5%
Other precision diagnostics	5,932	5,807	125	2.2%
Total precision diagnostics	104,210	95,617	8,593	9.0%
Strategic partnerships and other revenue	6,511	8,980	(2,469)	(27.5)%
Total revenues	$369,975	$300,784	$69,191	23.0%
The increase in revenues for the three months ended March 31, 2024, is primarily driven by an increase in PYLARIFY and DEFINITY sales volume, as well as revenue generated by Cerveau, offset by the sale of the RELISTOR royalty asset as recorded in Strategic Partnerships and Other Revenue.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2024	$16,070
Provision related to current period revenues	13,962
Payments or credits made during the period	(13,921)
Balance, March 31, 2024	$16,111

Gross Profit
The increase in gross profit for the three months ended March 31, 2024, as compared to the prior year period, is primarily due to the impairment of the AZEDRA currently marketed intangible asset in the prior year not repeating, and an increase in PYLARIFY and DEFINITY sales volumes, partially offset by the decrease of the RELISTOR royalty asset due to the sale of the asset.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, business analytics, professional services, market research and market access, and sales meetings.
Sales and marketing expenses increased $12.9 million for the three months ended March 31, 2024, as compared to the prior year period. This was primarily driven by our investment in sales and marketing efforts in connection with the expansion of our PYLARIFY sales force and revised brand strategy intended to support and expand adoption of PYLARIFY in the first half of 2023.
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
General and administrative expenses increased $24.6 million for the three months ended March 31, 2024 compared to the prior period. This was primarily driven by investment in technology, higher stock compensation, increased headcount and employee-related costs, and higher professional fees.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $17.5 million for the three months ended March 31, 2024 as compared to the prior year period. This was primarily driven by an upfront option payment of $28.0 million to Perspective, increased headcount and employee-related costs as well as MK-6240 research and development expenses. This increase was offset, in part, by a non-cash impairment charge in the prior year associated with an IPR&D asset of $15.6 million and lower clinical expenses related to our ARROW Phase 2 study.
Interest Expense
Interest expense decreased by approximately $0.1 million for the three months ended March 31, 2024 as compared to the prior year period.
Investment in Equity Securities - Unrealized Gain
Investment in equity securities - unrealized gain relates to the fair value adjustment of the investment in equity securities for the three months ended March 31, 2024.
Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	23.5%	74.7%
Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by the income tax benefits associated with stock compensation deductions.
The decrease in the effective income tax rate for the three months ended March 31, 2024 is primarily due to the impact of our stock compensation deductions in relation to the pretax income for the three months ended March 31, 2024 and the pretax loss for the three months ended March 31 2023.

Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$127,238	$108,500
Net cash used in investing activities	$(106,529)	$(44,513)
Net cash used in financing activities	$(16,845)	$(8,669)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $127.2 million in the three months ended March 31, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on equity investment, charges incurred in connection with the Perspective IPR&D exclusive license option, depreciation, amortization and accretion expense, and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $78.3 million for the purchase of equity securities, $8.3 million of capital expenditures partially offset by net cash proceeds of $8.0 million from the sale of the Somerset facility sublease and associated assets.
Net cash used in investing activities during the three months ended March 31, 2023 was due to $35.3 million for our asset acquisition of Cerveau and $9.2 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $19.4 million offset by proceeds of $2.8 million from stock option exercises.
Net cash used in financing activities during the three months ended March 31, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $11.2 million offset by proceeds of $1.8 million from stock option exercises.
External Sources of Liquidity
In December 2022, we entered into the 2022 Revolving Facility. The terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (the “2022 Credit Agreement”). We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $335 million or consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
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

Please refer to Note 13, “Long-Term Debt, Net, and Other Borrowings” for further details on the 2022 Revolving Facility.
As of March 31, 2024, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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
•Our investment in the further clinical development and commercialization of products and development candidates, as well as whether we exercise our option and co-development rights under the Perspective agreements;
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
At March 31, 2024, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $718.3 million of cash and cash equivalents as of March 31, 2024. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $718.3 million as of March 31, 2024, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
We are required to provide the Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility upon closure. We have provided this financial assurance in the form of a $30.3 million surety bond.
Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.
Equity Investment Risk
As of March 31, 2024, our recorded value of investments in equity securities was $139.0 million, comprised entirely of our equity investment in Perspective, and is recorded at fair value, which is subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2024. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased in December 2022. As of December 31, 2023, the authorization for share buyback expired and no additional shares may be purchased under the program following the expiration date. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022 and April 25, 2024 (the “2015 Plan”), provides for the withholding of shares to satisfy tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2024*	950	$55.19	—	$0.0 million
February 2024*	2,938	$57.75	—	$0.0 million
March 2024*	297,774	$65.31	—	$0.0 million
Total	301,662		—	$0.0 million
    ________________________________
*    Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 26, 2024, Julie McHugh, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), providing for the potential sale of up to 2,500 shares of our common stock on May 28, 2024.
On February 27, 2024, Heinz Mäusli, a member of our Board, entered into a 10b5-1 Plan providing for the potential sale of up to 25,692 shares of our common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between May 28, 2024 and September 30, 2024.
On March 1, 2024, Paul Blanchfield, our President, entered into a 10b5-1 Plan providing for the potential sale of up to 7,263 shares of our common stock, between May 31, 2024 and March 5, 2025. Pursuant to the 10b5-1 Plan, Mr. Blanchfield will also make a gift of 355 shares of common stock on November 14, 2024.
On March 1, 2024, Daniel Niedzwiecki, our Chief Administrative Officer, General Counsel and Corporate Secretary, entered into a 10b5-1 Plan providing for the potential sale of up to 15,373 shares of our common stock, between May 30, 2024 and August 30, 2024.

On March 13, 2024, Mary Anne Heino, a member of our Board, entered into a 10b5-1 Plan. The plan provides for the sale of shares of our common stock between August 2, 2024 and March 31, 2025 in an amount (i) sufficient to cover tax withholding obligations in connection with the potential vesting and settlement of up to 117,006 outstanding RSUs and PSUs plus (ii) an additional number of shares necessary to result in approximate net sale proceeds of $2,000,000 in the aggregate.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*	First Amendment to License and Collaboration Agreement (PNT-2002), dated as of January 31, 2024, by and between POINT Biopharma, Inc. and Lantheus Two, LLC and Lantheus Medical Imaging, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	May 2, 2024

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 2, 2024