Form 10-Q
period 2024-06-30
Lantheus Holdings, Inc.
filed 2024-07-31
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 69,430,642 shares of common stock, $0.01 par value, outstanding as of July 25, 2024.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$757,018	$713,656
Accounts receivable, net	372,288	284,292
Inventory	70,516	64,029
Other current assets	24,165	16,683
Assets held for sale	7,159	7,159
Total current assets	1,231,146	1,085,819
Investment in equity securities	116,423	—
Property, plant and equipment, net	158,158	146,697
Intangibles, net	172,239	151,985
Goodwill	61,189	61,189
Deferred tax assets, net	151,185	150,198
Other long-term assets	49,491	55,261
Total assets	$1,939,831	$1,651,149
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$868	$823
Accounts payable	49,774	41,189
Accrued expenses and other liabilities	212,643	145,338
Total current liabilities	263,285	187,350
Asset retirement obligations	23,130	22,916
Long-term debt, net and other borrowings	563,188	561,670
Other long-term liabilities	63,543	63,321
Total liabilities	913,146	835,257
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 70,750 and 69,863 shares issued as of June 30, 2024 and December 31, 2023, respectively)	708	699
Additional paid-in capital	775,545	757,727
Treasury Stock at cost - 1,339 shares as of June 30, 2024 and December 31, 2023	(75,000)	(75,000)
Retained earnings	326,642	133,503
Accumulated other comprehensive loss	(1,210)	(1,037)
Total stockholders’ equity	1,026,685	815,892
Total liabilities and stockholders’ equity	$1,939,831	$1,651,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$394,091	$321,700	$764,066	$622,484
Cost of goods sold	138,317	119,053	266,446	342,761
Gross profit	255,774	202,647	497,620	279,723
Operating expenses
Sales and marketing	45,035	36,456	90,581	69,073
General and administrative	47,409	26,151	95,304	49,422
Research and development	60,601	15,901	108,625	46,433
Total operating expenses	153,045	78,508	294,510	164,928
Gain on sale of assets	—	—	6,254	—
Operating income	102,729	124,139	209,364	114,795
Interest expense	4,862	4,933	9,721	9,924
Investment in equity securities - unrealized loss (gain)	22,537	—	(38,167)	—
Other income	(9,044)	(4,482)	(17,832)	(7,713)
Income before income taxes	84,374	123,688	255,642	112,584
Income tax expense	22,301	29,557	62,503	21,260
Net income	$62,073	$94,131	$193,139	$91,324
Net income per common share:
Basic	$0.89	$1.38	$2.80	$1.34
Diluted	$0.88	$1.33	$2.74	$1.31
Weighted-average common shares outstanding:
Basic	69,356	68,371	69,056	68,062
Diluted	70,601	71,014	70,364	69,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$62,073	$94,131	$193,139	$91,324
Other comprehensive income (loss):
Foreign currency translation	(32)	426	(173)	307
Comprehensive income	$62,041	$94,557	$192,966	$91,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	131,066	—	131,066
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—	—	2,756	—	—	2,757
Vesting of restricted stock awards and units	988	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—	—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—	—	15,384	—	—	15,384
Balance, March 31, 2024	70,635	$706	1,339	$(75,000)	$756,443	$264,569	$(1,178)	$945,540
Net income	—	—	—	—	—	62,073	—	62,073
Other comprehensive loss	—	—	—	—	—	—	(32)	(32)
Stock option exercises and employee stock plan purchases	68	1	—	—	1,548	—	—	1,549
Vesting of restricted stock awards and units	58	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(11)	—	—	—	(924)	—	—	(924)
Stock-based compensation	—	—	—	—	18,479	—	—	18,479
Balance, June 30, 2024	70,750	$708	1,339	(75,000)	$775,545	$326,642	$(1,210)	$1,026,685

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—	—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—	—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—	—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	1,339	$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516
Net income	—	—	—	—	—	94,131	—	94,131
Other comprehensive income	—	—	—	—	—	—	426	426
Stock option exercises and employee stock plan purchases	73	1	—	—	1,346	—	—	1,347
Vesting of restricted stock awards and units	68	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(16)	—	—	—	(1,467)	—	—	(1,467)
Stock-based compensation	—	—	—	—	12,692	—	—	12,692
Balance, June 30, 2023	69,755	$698	1,339	$(75,000)	$729,733	$(101,834)	$(952)	$552,645
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$193,139	$91,324
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	30,264	30,375
Impairment of long-lived assets	—	138,050
Amortization of debt related costs	2,145	2,155
Changes in fair value of contingent assets and liabilities	100	(8,975)
Provision for excess and obsolete inventory	1,925	3,179
Stock-based compensation	33,863	22,359
Gain on disposal of assets	(6,254)	—
Unrealized gain on investment in equity securities	(38,167)	—
Charges incurred in connection with acquired IPR&D	66,000	—
Deferred taxes	(7,629)	(39,616)
Long-term indemnification receivable	—	(327)
Long-term income tax payable and other long-term liabilities	1,588	1,386
Other	4,582	1,735
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(88,028)	(39,078)
Inventory	(7,975)	(19,255)
Other current assets	3,166	(9,260)
Other long-term assets	(353)	—
Accounts payable	6,873	14,186
Accrued expenses and other liabilities	16,719	(112,004)
Net cash provided by operating activities	211,958	76,234
Investing activities
Capital expenditures	(19,448)	(19,865)
Acquisition of assets, net	(33,911)	(45,345)
Proceeds from sale of assets	8,000	—
Purchases of investment in equity securities	(78,256)	—
Acquisition of exclusive license option	(28,000)	—
Net cash used in investing activities	(151,615)	(65,210)
Financing activities
Payments on long-term debt and other borrowings	(628)	(528)
Contingent value rights settlement	—	(3,700)
Proceeds from stock option exercises	2,483	3,189
Proceeds from issuance of common stock	1,823	940
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(20,424)	(12,621)
Net cash used in financing activities	(16,746)	(12,720)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(213)	139
Net increase (decrease) in cash, cash equivalents and restricted cash	43,384	(1,557)
Cash, cash equivalents and restricted cash, beginning of period	715,285	417,241
Cash, cash equivalents and restricted cash, end of period	$758,669	$415,684

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$757,018	$414,076
Restricted cash included in other long-term assets	1,651	1,608
Cash, cash equivalents and restricted cash at end of period	$758,669	$415,684

	Six Months Ended June 30,
	2024	2023
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$7,937	$9,826
Acquisition of IPR&D included in liabilities	$37,000	$—
Lease liability settled through transfer of lease	$376	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company” and “Lantheus” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “LMI” refer to Lantheus Medical Imaging, Inc., the direct subsidiary of Lantheus Holdings; references to “Lantheus Alpha” and “Meilleur” refer to Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a direct subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Lantheus Two, LLC; Lantheus Three, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics. Solely for convenience, the Company refers to trademarks, service marks and trade names without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or any future period.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by revenue source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines (in thousands)	2024	2023	2024	2023
Product revenue, net(1)	$392,756	$314,084	$762,069	$606,340
License and royalty revenues	1,335	7,616	1,997	16,144
Total revenues	$394,091	$321,700	$764,066	$622,484
________________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes strategic partnerships and other arrangements related to other products of the Company. On August 2, 2023, the Company sold its rights to the RELISTOR net sales royalty asset (the “RELISTOR royalty asset”) under its license agreement with Bausch Health Companies, Inc. (“Bausch”); the Company retained the rights to future sales-based milestone payments.
Revenue by product category on a net basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
PYLARIFY	$273,255	$210,522	$532,125	$405,992
Other radiopharmaceutical oncology	—	818	384	1,535
Total radiopharmaceutical oncology	273,255	211,340	532,509	407,527
DEFINITY	78,100	70,529	154,664	139,353
TechneLite	28,186	21,594	49,900	42,580
Other precision diagnostics	5,825	5,454	11,757	11,261
Total precision diagnostics	112,111	97,577	216,321	193,194
Strategic partnerships and other revenue	8,725	12,783	15,236	21,763
Total revenues	$394,091	$321,700	$764,066	$622,484
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, contingent consideration liabilities, and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The Company recorded the investment securities resulting from the Perspective strategic agreements at fair value and are adjusted for price changes observable in the market. The Company recorded the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market.
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$575,974	$575,974	$—	$—
Investment securities	116,423	116,423	—	—
Total assets	$692,397	$692,397	$—	$—
Liabilities:
Contingent consideration liabilities	$2,800	$—	$—	$2,800
Total liabilities	$2,800	$—	$—	$2,800

	December 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$574,131	$574,131	$—	$—
Total assets	$574,131	$574,131	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

During the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.
The Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 (also known as 131 I-MIP-1095) and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million commercialization milestone related to a prostate cancer product candidate the Company refers to as “1404” that was outlicensed to ROTOP Pharmaka GmbH. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the 2013 Acquisition each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at June 30, 2024.

	Fair Value at				Assumptions
(in thousands)	June 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	June 30, 2024	December 31, 2023
Contingent consideration liability:
1095 commercialization milestone	1,800	1,800	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	4.5%	4.1%
Net sales targets - AZEDRA and 1095	1,000	900	Monte Carlo simulation
				Probability of success and sales targets	0% - 40%	0% - 40%
				Discount rate	15%	15%
Total	$2,800	$2,700
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Liabilities
(in thousands)	Six Months Ended June 30,
	2024	2023
Fair value, beginning of period	$2,700	$111,600
Changes in fair value included in net income	100	(8,975)
Cash payments	—	(99,625)
Fair value, end of period	$2,800	$3,000
The change in fair value of the contingent financial liabilities resulted in an increase of general and administrative expense of $0.1 million for the six months ended June 30, 2024 and was primarily due to the passage of time.

As of June 30, 2024, the carrying value of the Company’s convertible debt was $575.0 million and the fair value of the Company’s convertible debt was estimated to be approximately $715.1 million based on quoted market prices of these instruments and was classified as a Level 1 measurement within the fair value hierarchy.
5. Income Taxes
The Company calculates income taxes at the end of each reporting period based on the estimated effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. Cumulative adjustments to the tax provision are recorded in the reporting period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax expense and effective tax rate are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income tax expense	$22,301	$29,557	$62,503	$21,260
Effective tax rate	26.4%	23.9%	24.4%	18.9%
The increase in the effective income tax rate for the three and six months ended June 30, 2024 is primarily due to the decrease in the Company’s stock compensation deductions and the change in fair value of our contingent consideration liabilities.
6. Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$29,571	$31,259
Work in process	20,108	13,807
Finished goods	20,837	18,963
Total inventory	$70,516	$64,029

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of June 30, 2024.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Land	$9,480	$9,480
Buildings	78,040	73,441
Machinery, equipment and fixtures	103,772	102,576
Computer software	52,601	27,259
Construction in progress	26,648	40,964
	270,541	253,720
Less: accumulated depreciation and amortization	(112,383)	(107,023)
Total property, plant and equipment, net	$158,158	$146,697
Depreciation and amortization expense related to property, plant and equipment, net, was $4.6 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, and $10.0 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2023, as a result of a decline in expected future cash flows related to the AZEDRA marketed intangible asset, the Company determined certain impairment triggers had occurred. The Company reviewed revised undiscounted cash flows that were estimated to be generated by the asset group as of June 30, 2023. Based on the undiscounted cash flow analysis, the Company determined that the asset group had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a noncash impairment of $6.0 million for the six months ended June 30, 2023 in cost of goods sold in the condensed consolidated statements of operations.
On January 8, 2024, the Company entered into an agreement with Perspective Therapeutics, Inc. (“Perspective”) to transfer the sublease for the property at 110 Clyde Rd, Somerset, New Jersey (the “Somerset Facility”) and sell the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024. The sale of assets resulted in a derecognition to the right-of-use asset of $0.4 million, the lease liability of $0.4 million and remaining property, plant and equipment of $0.8 million. The Company also incurred commission expense of $1.0 million related to the transaction. The Company recorded a gain of $6.3 million for the six months ended June 30, 2024 within operating income.
See Note 19, "Acquisition of Assets" for further discussion of the Perspective transaction.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement (the “P&S”) with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of June 30, 2024. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close in 2024.
8. Accrued Expenses, Other Liabilities and Other Long-Term Liabilities
Accrued expenses, other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Compensation and benefits	$30,629	$36,331
Freight, distribution and operations	85,778	67,529
Accrued rebates, discounts and chargebacks	17,247	16,070
Accrued professional fees	18,819	10,244
Accrued research and development expenses	43,371	3,258
Other	16,799	11,906
Total accrued expenses and other liabilities	$212,643	$145,338

Operating lease liabilities (Note 15)	$54,125	$54,453
Long-term contingent liabilities (Note 4)	2,800	2,700
Other long-term liabilities	6,618	6,168
Total other long-term liabilities	$63,543	$63,321
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of June 30, 2024, the asset retirement liability is measured at the present value of the asset retirement liability expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2024	$22,916
Accretion expense	214
Balance at June 30, 2024	$23,130
The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund any decommissioning of its North Billerica, Massachusetts production facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.

10. Intangibles, Net
Intangibles, net, consisted of the following:

	June 30, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,289)	$1,251
Customer relationships	15 - 25	Accelerated	157,901	(127,143)	30,758
Currently marketed products	9 - 15	Straight-Line	132,800	(45,655)	87,145
Licenses	11 - 16	Straight-Line	22,233	(10,587)	11,646
Developed technology	7 - 9	Straight-Line	42,706	(1,267)	41,439
Total			$369,180	$(196,941)	$172,239

	December 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,216)	$1,324
Customer relationships	15 - 25	Accelerated	157,995	(117,574)	40,421
Currently marketed products	9 - 15	Straight-Line	132,800	(38,277)	94,523
Licenses	11 - 16	Straight-Line	22,233	(7,972)	14,261
Developed technology	9	Straight-Line	2,400	(944)	1,456
Total			$328,968	$(176,983)	$151,985
The Company recorded amortization expense for its intangible assets of $10.2 million and $12.4 million for the three months ended June 30, 2024 and 2023, respectively and $20.1 million and $23.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
On August 15, 2023, the Company announced that it would discontinue the production and promotion of AZEDRA and would be winding down its Somerset Facility. The Company continued manufacturing AZEDRA until the first quarter of 2024 to provide doses of AZEDRA to then-current patients so they could complete their treatment regimen. No AZEDRA was manufactured after March 1, 2024, when the Company transferred the tangible assets and associated lease of its Somerset Facility to Perspective. See Note 7, "Property, Plant and Equipment, Net" for impairment analysis.
In February 2023, the Company entered into an agreement with the stockholders of Cerveau (which holds the rights under a license agreement to develop and commercialize MK-6240) to purchase all of the outstanding capital stock of Cerveau for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the stockholders of Cerveau (the “Cerveau Stockholders”). This additional contingent payment was capitalized as part of the asset cost and increased the Company’s customer relationship intangible assets. See Note 19, "Acquisition of Assets" for further discussion of the Cerveau acquisition.
In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. See Note 19, “Acquisition of Assets” for further discussion of the Meilleur acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2024	$22,741
2025	30,167
2026	30,965
2027	25,438
2028	21,953
2029 and thereafter	40,975
Total	$172,239
11. Long-Term Debt, Net, and Other Borrowings
As of June 30, 2024, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	Amount
Remainder of 2024	$—
2025	—
2026	—
2027	575,000
Total principal outstanding	575,000
Unamortized debt issuance costs	(12,174)
Finance lease liabilities	1,230
Total	564,056
Less: current portion	(868)
Total long-term debt, net and other borrowings	$563,188
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
The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.50% to 2.50% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.50% to 1.50% based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from 0.15% to 0.35% per annum based on the Company’s total net leverage ratio. Interest associated with the unused commitment is recorded to accrued expenses and other liabilities on the condensed consolidated balance sheet and paid out on a quarterly basis.

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of June 30, 2024, there were no outstanding borrowings under the 2022 Revolving Facility.
The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the sum of $335.0 million or consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.
2022 Facility Covenants
The 2022 Revolving Facility contains a number of affirmative, negative and reporting covenants, as well as financial maintenance covenants pursuant to which the Company is required to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant is 3.50 to 1.00.
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
As of June 30, 2024, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of zero, and the fair value of the liability was $715.1 million. The Company recorded interest expense of approximately $3.8 million and $7.5 million related to the Notes for the three and six months ended June 30, 2024, respectively. There were no conversions of Notes during the six months ended June 30, 2024.
12. Derivative Instruments
The Company has used, but does not currently use, interest rate swaps to reduce the variability in cash flows associated with portions of the Company’s interest payments on variable rate debt.
13. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income, net of tax of zero for the six months ended June 30, 2024 and 2023 consisted of the following:

(in thousands)	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(173)	(173)
Balance at June 30, 2024	$(1,210)	$(1,210)

Balance at January 1, 2023	$(1,259)	$(1,259)
Other comprehensive income before reclassifications	307	307
Balance at June 30, 2023	$(952)	$(952)

14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$2,870	$2,231	$5,502	$3,873
Sales and marketing	3,076	1,959	5,868	4,221
General and administrative	9,768	6,670	17,531	11,072
Research and development	2,765	1,832	4,962	3,193
Total stock-based compensation expense	$18,479	$12,692	$33,863	$22,359
15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Other long-term assets	$42,541	$45,325
Finance	Property, plant and equipment, net	1,427	1,438
Total leased assets		$43,968	$46,763
Liabilities
Current
Operating	Accrued expenses and other liabilities	$2,094	$1,904
Finance	Current portion of long-term debt and other borrowings	868	823
Noncurrent
Operating	Other long-term liabilities	54,125	54,453
Finance	Long-term debt, net and other borrowings	362	625
Total leased liabilities		$57,449	$57,805
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
On March 1, 2024, the Company transferred the sublease and completed the asset sale of the Somerset Facility. See Note 7, "Property, Plant and Equipment, Net" for further discussion on the sublease transfer.

Other information related to leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (Years):
Operating leases	13.2	13.5
Finance leases	2.4	2.3
Weighted-average discount rate:
Operating leases	7.4%	7.3%
Finance leases	7.4%	6.2%
16. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$62,073	$94,131	$193,139	$91,324

Basic weighted-average common shares outstanding	69,356	68,371	69,056	68,062
Effect of dilutive stock options	256	399	246	391
Effect of dilutive restricted stock	989	1,447	1,062	1,504
Effect of convertible notes	—	797	—	—
Diluted weighted-average common shares outstanding	70,601	71,014	70,364	69,957

Basic income per common share	$0.89	$1.38	$2.80	$1.34
Diluted income per common share	$0.88	$1.33	$2.74	$1.31

Antidilutive securities excluded from diluted net income per common share	845	349	1,219	389
Impact of the Convertible Notes
The Company considered whether the Notes are participating securities through the two-class method. Per the terms of the Notes’ agreement, the Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings exceeds the current share price, regardless of whether such dividend is declared. During the three and six months ended June 30, 2024 and 2023, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option has a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share.
17. Other Income
Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Foreign currency (gain) loss	$455	$(224)	$238	$22
Tax indemnification income, net	—	(232)	—	(328)
Interest income	(8,924)	(4,027)	(17,472)	(7,550)
Other	(575)	1	(598)	143
Total other income, net	$(9,044)	$(4,482)	$(17,832)	$(7,713)

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
As of June 30, 2024, the Company did not have any material ongoing litigation to which the Company was a party. On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of the Company’s Abbreviated New Drug Application (“ANDA”) and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
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
In February 2023, the Company made an upfront payment of approximately $35.3 million to the Cerveau Stockholders (the “Selling Stockholders”) and paid the Selling Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Selling Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Selling Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials. The purchase agreement pursuant to which the Company purchased Cerveau specified, among other things, that certain Selling Stockholders provide transition and clinical development services for a prescribed time following the closing of the transaction.
On January 8, 2024, the Company entered into an agreement with Perspective to participate in the next qualified financing to purchase shares of Perspective common stock (“Perspective Shares”). On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding shares of Perspective common stock, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company also purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective.
Also effective January 8, 2024, the Company obtained the following options and rights from Perspective for an aggregate upfront payment of $28.0 million in cash:
•An exclusive option from Perspective to negotiate for an exclusive license under the rights of Perspective and its affiliates to Perspective’s Pb212-VMT-⍺-NET, a clinical stage alpha therapy developed for the treatment of neuroendocrine tumors, to develop, manufacture, commercialize and otherwise exploit the VMT-α-NET Product.

•A right to co-fund the investigational new drug application (“IND”) enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.
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
Also effective January 8, 2024, the Company entered into an agreement with Perspective to transfer the Somerset Facility and the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024 at which time the Company had no further continuing legal obligations related to the lease. See Note 7, "Property, Plant and Equipment, Net" for additional details.
On June 14, 2024 Perspective effected a 1-for-10 reverse stock split, after which the Company held 11,677,339 shares of Perspective’s common stock.
On June 15, 2024, the Company entered into an agreement with Radiopharm Theranostics Limited (“Radiopharm”) to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both an LRRC15-targeted monoclonal antibody referred to as DUNP19 and to a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody. LRRC15 is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the FDA for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.
In connection with this acquisition, the Company is assuming the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations. The Company could pay up to an additional $20.0 million in milestone payments upon achievement of specified regulatory milestones. The Company could also pay up to an additional $6.5 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds in the event the Company pursues commercialization as well as royalty payments for commercial sales. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $2.0 million was recognized in research and development expenses during the three months ended June 30, 2024.
The Company also entered an agreement with Radiopharm to make an initial equity investment of approximately $5.0 million to purchase 149,625,180 Radiopharm shares at the fair market offering price of $0.03 per share. Included within the agreement is an option to invest an additional $5.0 million within six months on the same terms which would result in the Company purchasing approximately an additional 149,925,040 Radiopharm shares. The aforementioned agreement is predicated on the approval of Radiopharm’s shareholder vote that is expected to occur in the third quarter of 2024.
On June 18, 2024, the Company acquired Meilleur, including its investigational asset NAV-4694, an F 18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. The Company determined that upon review of the Meilleur acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
The Company made an upfront payment of approximately $32.9 million to the Meilleur Stockholders on June 18, 2024 and expects to pay an additional $10.0 million upon successful completion of a technology transfer. The Company could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. The Meilleur Stockholders are also eligible to receive up to $830.0 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds of NAV-4694 in the event the Company pursues commercialization as well as up to $5.0 million in research milestones upon achievement of specified clinical studies at academic institutions thresholds. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Additionally, the Company could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and, in the event the Company pursues commercialization, commercial sales. Certain members of the Meilleur Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction for a fair market value fee.
On June 27, 2024, the Company announced it had acquired the global rights to Life Molecular Imaging’s RM2, which targets the gastrin-releasing peptide receptor (GRPR), including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the close date. The Company could pay up to an additional 132.5 million Euros in regulatory milestone payments upon achievement of clinical trial thresholds and approvals in different regions. The Company could pay up to 280.0 million Euros in sales milestone payments upon the achievement of specified annual commercial sales threshold of RM2 in the event the Company pursues commercialization. Additionally, the Company could pay up to 25.0 million Euros for collaboration payments inclusive of all costs including employee costs, payments due to Universities, out-of-pocket expenses and services costs, as well as up to 5.0 million Euros for any additional development services performed by Life Molecular Imaging during the 24-month period immediately following the close date. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $36.0 million was recognized in research and development expenses during the three months ended June 30, 2024.
Global rights are exclusive for therapeutic fields in all countries and diagnostic fields in the Americas and co-exclusive with Life Molecular Imaging for diagnostic fields outside of the Americas. 68Ga-DOTA-RM2 targets cancers overexpressing GRPR, such as prostate, breast, lung, pancreatic, colorectal, gastric and ovarian cancers and has been extensively studied in various tumor types.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “impact,” “intends,” “launch,” “likely,” “may,” “pipeline,” “plans,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, product candidates or approved products described in this Quarterly Report on Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and approved products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT, including our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for PNT2002 and PNT2003; (v) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products; (vi) our ability to successfully execute on our agreements with Perspective, including finalizing the license agreements in the event we exercise our options to do so, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology; (vii) the efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and (viii) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, Alzheimer’s disease and other strategic areas and continue to grow and advance our pipeline of products. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Overview
Our Business
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology products help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarkers, digital solutions, and pharma solutions platforms.
Our commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide diagnostic information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk, and limit overall costs.
We produce and market our products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. We sell our products outside the U.S. through a combination of direct distribution in Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America, and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Montreal, Canada; and Lund, Sweden.
Recent Developments
Exclusive License for RM2
On June 27, 2024,we announced we had acquired the global rights to Life Molecular Imaging’s clinical stage RM2, which targets the GRPR, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the close date, and potential regulatory milestone payments plus royalties (the “Life Molecular Asset Purchase”). GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of 177Lu-DOTA-RM2. We intend to begin a Phase 1/2a study with 177Lu-DOTA-RM2 in prostate cancer patients in 2025. We expect 68Ga-DOTA-RM2 will be used as a companion diagnostic.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements herein.
Acquisition of NAV-4694
On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational F 18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the Meilleur Stockholders an upfront payment of $32.9 million and potentially will pay additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and, in the event the Company pursues commercialization, commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Pursuant to the terms of the stock purchase agreement pursuant to which we purchased Meilleur, certain members of the Meilleur Stockholders will also provide transition and clinical development services for a prescribed time following the closing of the transaction.
In 2023, Meilleur announced its collaboration with the National Institute on Aging-sponsored study called the Consortium for Clarity in ADRD Research Through Imaging (CLARiTI) that enables the consortium to use NAV-4694 in its investigation of Alzheimer’s disease and related dementias.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements herein.

Exclusive License for Radiopharm Theranostics Limited
On June 15, 2024, we entered into an agreement with Radiopharm Theranostics Limited (“Radiopharm”) to acquire all of Radiopharm’s global, exclusive rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a Trophoblast cell surface antigen 2 (“TROP2”) targeting nanobody, a preclinical stage therapy developed for the treatment of prostate tumors, and to a monoclonal antibody that targets LRRC15, a preclinical therapeutic candidate targeting prostate cancer. In connection with this acquisition, we are assuming the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements herein.
CEO Succession
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
Strategic Agreements with Perspective Therapeutics
On January 8, 2024, we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28.0 million in cash. We also agreed to purchase up to 19.99% of Perspective’s outstanding shares of common stock, subject to Perspective’s completion of a qualified third-party financing transaction and certain other closing conditions. In addition, Perspective agreed to acquire the assets and associated lease of our Somerset Facility.
On January 22, 2024, Lantheus Alpha purchased 56,342,355 shares of Perspective’s common stock at a purchase price of $0.37 per share in a private placement transaction for approximately $20.8 million resulting in an ownership of 11.39%. The agreement also provided us with certain pro rata participation rights to maintain our ownership position in Perspective in the event that Perspective makes any public or non-public offering of any equity or voting securities, subject to certain exceptions.
On March 1, 2024, our subsidiary, Progenics, transferred the fixed assets and associated lease of our Somerset Facility to Perspective, and the parties entered into a transition services arrangement pursuant to which we will provide Perspective certain services relating to final disposal of radioactive waste and certain other related services.
On March 6, 2024, we exercised our right to purchase additional shares of Perspective’s common stock by purchasing 60,431,039 shares at a price of $0.95 per share. The total consideration for this additional purchase was approximately $57.4 million, resulting in Lantheus Alpha holding approximately 19.90% of the outstanding Perspective common stock (or 17.35% on a fully diluted basis) as of March 6, 2024.
On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which we held 11,677,339 shares of Perspective’s common stock.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements herein.
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
On December 27, 2023, Eli Lilly and Company announced the completion of its acquisition of POINT. The acquisition has not impacted the status of the license agreements related to these product candidates or the work being performed in connection with those license agreements and our collaboration with POINT.

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
On December 18, 2023, we announced positive topline results from the Phase 3 registrational clinical trial for PNT2002 (“SPLASH”). SPLASH is designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). The SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (rPFS) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6.0 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (“OS”) results were immature (46% of protocol-specified target OS events reached), and the HR was 1.11. We plan to analyze overall survival data when it has matured to 75% of protocol-specified target OS events, which we expect to occur in the third quarter of 2024.
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
We have established an Expanded Access Program, (“EAP”), for PNT2002, and the first patients began treatment during the first quarter of 2024. EAPs, which are also referred to as compassionate use programs, provide a potential pathway for patients with serious or life-threatening conditions to gain access to an investigational drug for treatment outside of a clinical trial.
In June of 2024, Endocycte, Inc., Novartis and Purdue Research Foundation sued POINT and Eli Lilly and Co alleging that POINT’s manufacturing and sale of PNT2002 infringes an Endocyte patent that discloses PSMA-binding conjugates useful for delivery targeted therapeutic, diagnostic and imaging agents, including radiopharmaceuticals.
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
On January 11, 2024, we announced that our ANDA for PNT2003 had been accepted for filing by the FDA. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to our ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Under the terms of the Hatch-Waxman Act, FDA approval of our ANDA filing could be subject to a stay of up to 30-months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, pending successful resolution of the Hatch-Waxman litigation, we would expect to launch PNT2003 in 2026, although there can be no assurance of that approval or timing. Based on the most recent update to the FDA’s online paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for Lutetium Lu 177 Dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, if our ANDA is approved, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements included herein.

MK-6240
On February 6, 2023, we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the purchase agreement, we paid the Selling Stockholders an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Selling Stockholders are also eligible to receive additional development and, in the event the Company pursues commercialization, commercial milestone payments. We will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the purchase agreement for Cerveau, certain Selling Stockholders also provided transition and clinical development services for a prescribed time following the closing of the transaction.
In September 2023, MK-6240 was granted Fast Track designation by the FDA. In February 2024, we announced the inclusion of MK-6240 in the National Institute on Aging-sponsored study called CLARiTI that enables the consortium to use MK-6240 in its investigation of Alzheimer’s disease and related dementias. The CLARiTI study will involve all 37 Alzheimer’s Disease Research Centers in the United States which will recruit 2,000 subjects and collect their imaging and blood-based biomarker data to generate etiologic profiles for cases of mixed dementia.
Recently, we held a pre-NDA meeting with the FDA and we expect to submit an NDA for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA or that we will be successful in commercializing MK-6240.
For more information, see Note 19, "Acquisition of Assets" in our consolidated financial statements included herein.
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
For more information, see Note 10, "Intangibles, Net" in our consolidated financial statements included herein.
Discontinuation of AZEDRA
On August 15, 2023, we announced that we would discontinue the production and promotion of AZEDRA and wind down our Somerset Facility. We continued manufacturing AZEDRA during the first quarter of 2024, to provide doses of AZEDRA to then-current patients so they could complete their treatment regimen. No AZEDRA was manufactured after March 1, 2024, when we transferred the assets and associated sublease of our Somerset Facility to Perspective.
For more information, see Note 10, "Intangibles, Net" in our consolidated financial statements included herein.
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
The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, an approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. We previously hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality, and Medical Affairs, and we will continue to make commercial investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY, including through flexible and dependable access to PYLARIFY, a best in class customer experience and through long-term strategic partnerships.
Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Service (“CMS”) granted Transitional Pass-Through Payment (“TPT Status”) in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare fee-for-service to provide separate payment for PYLARIFY in addition to the payment for the PET/CT procedure in that setting. TPT Status for PYLARIFY will expire on December 31, 2024.
In July 2024, CMS released the CY2025 Proposed Hospital Outpatient Prospective Payment System or OPPS rule which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule proposes separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630. If implemented in the final rule in November, CMS would maintain separate payment for PYLARIFY after the expiration of transitional pass-through for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting.
Our plan to successfully grow PYLARIFY includes highlighting its commercial and clinical value, expanding its use in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S.. Internationally, we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In July 2023, Curium announced that it received marketing authorization from the European Commission for piflufolastat F 18, which is being commercialized in the EU under the brand name PYLCLARI. We have entered into multiple strategic collaborations with pharmaceutical companies in connection with the development of PSMA-targeted therapeutics. Additional information on collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Annual Report on Form 10-K for the year ended December 31, 2023.
In connection with the acquisition of Progenics in June 2020, we issued CVRs tied to the financial performance of PYLARIFY. We paid $99.6 million to the CVR holders during May 2023 in full satisfaction of our obligations under the CVRs.
Continued Growth of DEFINITY
We believe we will be able to increase use of DEFINITY through continued education of physicians and HCPs about the benefits of ultrasound enhancing agents in suboptimal echocardiograms. The U.S. market currently has three echocardiography ultrasound enhancing agents approved by the FDA; we estimate that DEFINITY will continue to hold at least an 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures.
As we continue to expand our microbubble franchise, our activities include:
•Expansion of Label – In March 2024, we received FDA approval for our supplemental new drug application for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY.
•Patents – We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S. for DEFINITY, we have Orange Book-listed method-of-use patents, as well as additional manufacturing patents that are not Orange Book-listed.
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
Expansion of Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on late-stage radiopharmaceutical therapeutic and diagnostic product opportunities in oncology, neurology, and other strategic areas that will complement our existing portfolio.
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, and Pharma Solutions businesses and is focused on enabling precision medicine with biomarkers and digital solutions.

•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, by optimizing core assets geographically and by driving value through non-core assets. For example, we licensed the commercialization rights for piflufolastat F 18 in Europe to Curium and for flurpiridaz, a fluorine-18-based PET Myocardial Perfusion Imaging agent designed to assess blood flow to the heart in patients suspected of coronary artery disease, to GE Healthcare Limited.
•Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions. Our Digital Solutions include artificial intelligence medical device software, such as aPROMISE and Automated Bone Scan Index (“aBSI”), both of which are FDA cleared and CE marked.
◦aPROMISE, which is currently sold as PYLARIFY AI in the U.S., is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/computed tomography (“CT”) images in prostate cancer, including those images obtained by using PYLARIFY. In June 2024, we announced that aPROMISE was available on the syngo.via platform, from Siemens Healthineers, via its OpenApps Digital Marketplace.
◦aBSI automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The software is currently used as one of the correlative objectives of the DORA trial, an open-labeled, randomized, Phase 3 study of docetaxel versus docetaxel in combination with radium-223 (Ra-223) in subjects with mCRPC.
•Pharma Solutions – We use our Pharma Solutions business to offer our Biomarkers and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Pharma Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our Biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F 18 is currently being used by Curium and Regeneron in those companies’ prostate cancer therapeutic drug development programs, and was also used in the development of PNT2002. MK-6240 has been used in more than ninety clinical trials for several Alzheimer’s disease therapeutic candidates and NAV-4694 is being used in academic and industry investigational therapeutic trials.
With respect to our Microbubble Platform, we generally enter into collaborations with partners seeking to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is intended to be used as a vehicle to deliver a therapeutic drug.
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
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, with PYLARIFY manufactured at multiple PMF manufacturing sites across the U.S. and our TechneLite generators and Xenon manufactured at our facilities in North Billerica, Massachusetts.
Research and Development Expenses
To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
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
•For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. We recently held a pre-NDA meeting with the FDA and are expecting to submit an NDA for MK-6240 in 2025.
•For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million and will potentially make additional milestone and royalty payments.
•For LNTH-1363S, in collaboration with Ratio Therapeutics, we recently completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We plan to initiate a Phase 1/2a study in patients in 2024.
•For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the close date, and will potentially make additional milestone and royalty payments. We plan to initiate a Phase 1/2a study in prostate cancer patients in 2025.
•For TROP2 and LRRC15, we acquired the rights to the preclinical assets and the underlying license agreements for $2 million and will potentially make additional milestone and royalty payments.
See Note 19, "Acquisition of Assets" in our consolidated financial statements herein for additional information on potential milestone and royalty payments related to the product candidates listed above.
PNT2002
Under the terms of the PNT2002 License Agreement, Lantheus Two paid POINT an upfront payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002. In addition, after Lantheus Two achieves $500.0 million in cumulative gross profit, POINT is eligible to receive royalty payments of twenty percent of net sales of PNT2002. Prior to achieving that financial recoupment threshold, POINT is eligible to receive royalty payments of twenty percent on that portion of annual net sales of PNT2002 that generate annual gross profit in excess of specified levels.
PNT2003
Under the terms of the PNT2003 License Agreement, Lantheus Three, LLC paid POINT an upfront payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003. In addition, POINT is eligible to receive royalty payments of fifteen percent of net sales of PNT2003.
Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of our clinical development candidates or lifecycle management opportunities will be successful.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Revenues	$394,091	$321,700	$72,391	22.5%	$764,066	$622,484	$141,582	22.7%
Cost of goods sold	138,317	119,053	19,264	16.2%	266,446	342,761	(76,315)	(22.3)%
Gross profit	255,774	202,647	53,127	26.2%	497,620	279,723	217,897	77.9%
Operating expenses
Sales and marketing	45,035	36,456	8,579	23.5%	90,581	69,073	21,508	31.1%
General and administrative	47,409	26,151	21,258	81.3%	95,304	49,422	45,882	92.8%
Research and development	60,601	15,901	44,700	281.1%	108,625	46,433	62,192	133.9%
Total operating expenses	153,045	78,508	74,537	94.9%	294,510	164,928	129,582	78.6%
Gain on sale of assets	—	—	—	N/A	6,254	—	6,254	N/A
Operating income	102,729	124,139	(21,410)	(17.2)%	209,364	114,795	94,569	82.4%
Interest expense	4,862	4,933	(71)	(1.4)%	9,721	9,924	(203)	(2.0)%
Investment in equity securities - unrealized loss (gain)	22,537	—	22,537	N/A	(38,167)	—	(38,167)	N/A
Other income	(9,044)	(4,482)	(4,562)	101.8%	(17,832)	(7,713)	(10,119)	131.2%
Income before income taxes	84,374	123,688	(39,314)	(31.8)%	255,642	112,584	143,058	127.1%
Income tax expense	22,301	29,557	(7,256)	(24.5)%	62,503	21,260	41,243	194.0%
Net income	$62,073	$94,131	$(32,058)	(34.1)%	$193,139	$91,324	$101,815	111.5%

Comparison of the Periods Ended June 30, 2024 and 2023
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes out-licensing arrangements and partnerships for our biomarkers, digital solutions and radiotherapeutic platforms.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
PYLARIFY	$273,255	$210,522	$62,733	29.8%	$532,125	$405,992	$126,133	31.1%
Other radiopharmaceutical oncology	—	818	(818)	(100.0)%	384	1,535	(1,151)	(75.0)%
Total radiopharmaceutical oncology	273,255	211,340	61,915	29.3%	532,509	407,527	124,982	30.7%
DEFINITY	78,100	70,529	7,571	10.7%	154,664	139,353	15,311	11.0%
TechneLite	28,186	21,594	6,592	30.5%	49,900	42,580	7,320	17.2%
Other precision diagnostics	5,825	5,454	371	6.8%	11,757	11,261	496	4.4%
Total precision diagnostics	112,111	97,577	14,534	14.9%	216,321	193,194	23,127	12.0%
Strategic partnerships and other revenue	8,725	12,783	(4,058)	(31.7)%	15,236	21,763	(6,527)	(30.0)%
Total revenues	$394,091	$321,700	$72,391	22.5%	$764,066	$622,484	$141,582	22.7%
The increase in revenues for the three and six months ended June 30, 2024, is primarily driven by an increase in PYLARIFY, DEFINITY and TechneLite sales volumes, as well as revenue generated by Cerveau, offset by the sale of the RELISTOR royalty asset as recorded in Strategic Partnerships and Other Revenue
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2024	$16,070
Provision related to current period revenues	26,486
Payments or credits made during the period	(25,308)
Balance, June 30, 2024	$17,248

Gross Profit
The increase in gross profit for the three and six months ended June 30, 2024, as compared to the prior year periods, are primarily due to the impairment of the AZEDRA marketed intangible asset, which was recorded in 2023 and not in 2024, and an increase in PYLARIFY and DEFINITY sales volumes, partially offset by the decrease of the RELISTOR royalty asset due to the sale of the asset.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, business analytics, professional services, market research and market access, and sales meetings.
Sales and marketing expenses increased $8.6 million and $21.5 million for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. This was primarily driven by our investment in sales and marketing efforts, including an expansion of our PYLARIFY sales force, functional support, and brand strategy intended to support and expand adoption of PYLARIFY and launch planning for new assets.
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
General and administrative expenses increased $21.3 million and $45.9 million for the three and six months ended June 30, 2024, respectively, as compared to the prior period. This was primarily driven by investment in technology, higher stock compensation, increased headcount and employee-related costs, and higher professional fees, primarily related to business development activity.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $44.7 million for the three months ended June 30, 2024 as compared to the prior year period. This was primarily driven by IPR&D expense of $36.0 million related to the Life Molecular Asset Purchase and $2.0 million related to the Radiopharm Asset Purchase, increased headcount and employee-related costs, and increased project costs including MK-6240 research and development expenses.
Research and development expenses increased $62.2 million for the six months ended June 30, 2024 as compared to the prior year period. This was primarily driven by IPR&D expense of $36.0 million related to the Life Molecular Asset Purchase, $2.0 million related to the Radiopharm Asset Purchase, and an upfront option payment of $28.0 million to Perspective, increased headcount and employee-related costs, and increased project costs, including MK-6240 research and development expenses. This increase was offset, in part, by a non-cash impairment charge in the prior year associated with an IPR&D asset of $15.6 million and lower clinical expenses related to our Phase 2 study for 1095.
Interest Expense
Interest expense decreased by approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, as compared to the prior year period.
Investment in Equity Securities - Unrealized Loss (Gain)
Investment in equity securities - unrealized loss (gain) increased $22.5 million for the three months and decreased $(38.2) million for the six months ended June 30, 2024, respectively, due to the fair value adjustment of the investment in shares of Perspective’s common stock.
Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Six Months Ended June 30,
	2024	2023
Effective tax rate	24.4%	18.9%

Our effective tax rate for the six months ended June 30, 2024 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by the income tax benefits associated with stock compensation deductions.
The increase in the effective income tax rate for the six months ended June 30, 2024 is primarily due to the decrease in the Company’s stock compensation deductions and the change in fair value of our contingent consideration liabilities.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$211,958	$76,234
Net cash used in investing activities	$(151,615)	$(65,210)
Net cash used in financing activities	$(16,746)	$(12,720)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $212.0 million in the six months ended June 30, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on equity investment, charges incurred in connection with the Perspective IPR&D exclusive license options, charges related to Radiopharm’s licensed assets, charges related to Life Molecular Imaging’s RM2 license, depreciation, amortization and accretion expense, and stock-based compensation expense. The primary working capital sources of cash is attributable to the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $1.0 million upfront payment to Life Molecular Imaging, $32.9 million upfront payment to the Meilleur Stockholders, $78.3 million for the purchase of equity securities, and $19.4 million of capital expenditures, partially offset by net cash proceeds of $8.0 million from the sale of the Somerset Facility sublease and associated assets.
Net cash used in investing activities during the six months ended June 30, 2023 was due to $45.3 million for our asset acquisition of Cerveau and $19.9 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $20.4 million offset by proceeds of $4.3 million from stock option exercises.
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
Please refer to Note 11, "Long-Term Debt, Net, and Other Borrowings" for further details on the 2022 Revolving Facility.
As of June 30, 2024, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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
On August 2, 2023, we sold the right to our RELISTOR royalty asset under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and have the right to receive an additional $5.0 million payment if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Following such sale, we no longer receive tiered, sales-based royalties on worldwide net sales of RELISTOR related to the second quarter of 2023 and subsequent quarters.
Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets or other sources of funding, as well as the capacity and terms of our financing arrangements.
We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include prepayments of our term loans or other retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position, and other considerations.
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
At June 30, 2024, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $757.0 million of cash and cash equivalents as of June 30, 2024. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
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
There have been no significant changes to our critical accounting policies with the exception of the investment policy or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
We are required to provide the Massachusetts Department of Public Health financial assurance demonstrating our ability to fund any decommissioning of our North Billerica, Massachusetts production facility in the event of any closure. We have provided this financial assurance in the form of a $30.3 million surety bond.
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

Equity Investment Risk
As of June 30, 2024, our recorded value of investments in equity securities was $116.4 million, comprised entirely of our equity investment in Perspective, and is recorded at fair value, which is subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 18, "Commitments and Contingencies", to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below:
Risks Related to Our Portfolio of Commercial Products
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) the ability of PMFs to manufacture PYLARIFY to meet product demand, (B) our ability to obtain and maintain adequate coding, coverage and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as the leading PSMA PET imaging agent, including after the potential expiration of TPT Status at the end of 2024 and (D) our ability to clinically and commercially differentiate PYLARIFY from other products.
To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F 18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2024 and can give no assurance that the FDA will continue to approve PMFs in accordance with our expansion to meet increasing demand. If FDA approval of manufacturing sites is delayed or withdrawn, our business, results of operations, financial condition and cash flows could be adversely affected.
Obtaining adequate coding, coverage and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/CT imaging procedures. The HCPCS code for PYLARIFY, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, CMS granted TPT Status for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. TPT Status for PYLARIFY is expected to expire on December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always adequately cover the total cost of the procedure with PYLARIFY. Other competitive PSMA PET imaging agents will continue to have TPT after December 31, 2024 which could result in PYLARIFY customers choosing to prescribe and use a competitor’s PSMA PET imaging agent instead of PYLARIFY.
In July 2024, CMS released the CY 2025 Proposed Hospital Outpatient Prospective Payment System, or OPPS, rule which recognizes the value and need for broad access to diagnostic radiopharmaceuticals by proposing separate payment for diagnostic radiopharmaceuticals with per day costs greater than $630. If implemented in the final rule in November, the CMS rule would maintain separate payment for PYLARIFY after the expiration of TPT status for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting. However, we can give no assurance that CMS will adopt separate payment for diagnostic radiopharmaceuticals in its final CY 2025 OPPS rule, that it will follow the methodology set out in the Proposed OPPS rule for calculating such separate payment, that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status (even if reimbursed as a separate payment) will be adequate to cover the cost of a PYLARIFY PET/CT imaging procedure, that any such rule will remain in effect if adopted or that legislative changes removing such a separate payment for diagnostic radiopharmaceuticals would not be adopted.
In addition, if other government payors or private payors do not provide adequate reimbursement for the use of PYLARIFY, our business, results of operations, financial condition and cash flows could be adversely affected. We plan to continue our advocacy efforts with CMS and private insurers so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of TPT Status and we are also supporting trade associations in their efforts to lobby Congress to pass legislation that would allow for separate payment for certain diagnostic radiopharmaceuticals, including PYLARIFY, similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals instead of under the current TPT structure of a separate payment that is limited to three years, however, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
The successful growth of PYLARIFY is also dependent on our ability to promote PYLARIFY to customers, to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as the leading PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved, for which discounts related to those other agents may be offered to customers and for which TPT Status will extend beyond December 31, 2024. PYLARIFY currently competes with two commercially available Ga-68-based PSMA PET imaging agents from Telix

Pharmaceuticals Limited and Novartis AG and an F 18 PSMA PET imaging agent from Blue Earth, as well as other non-PSMA PET imaging agents. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the potential loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best in class customer experience and through long-term strategic contracts. To the extent we are not successful in these efforts and we lose market share to existing or future competitors (including during any period of time in which our TPT Status has expired but TPT Status for a later-approved competitive products still exists), such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics, and for new patient populations, such as patients with favorable intermediate-risk prostate cancer. For example, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. However, the prescribing information for PLUVICTO specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. While we note that FDA-approved labels for F 18-based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that PLUVICTO prescribing information will be expanded to incorporate F 18-based PSMA PET imaging agents like PYLARIFY, or how current clinical practice may evolve. In addition, we recently enrolled the first patient in a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use for PYLARIFY. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications or in new patient populations, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.
We depend on some of our PMF partners to generate sales, accept, produce and deliver orders and report and collect payments on our behalf for PYLARIFY.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and sales are generated through an internal PYLARIFY sales team, as well as a sales team at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMFs. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability, and the ability of some of our PMF partners on our behalf, to continue to enter into commercially beneficial arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements, including our ability to negotiate favorable financial terms in these agreements, could have an adverse impact on our business, results of operations, financial condition and cash flows.
In addition to depending in part on some of our PMF partners to generate sales, we also depend on some of our PMF partners to accept, produce and deliver orders, invoice customers and to report and collect payments. To the extent our PMF partners are unsuccessful in generating sales, accepting, producing and delivering orders, invoicing customers or in reporting or collecting payments on our behalf, such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We and our PMF partners also use third-party software to accept orders placed by customers and to record shipping and administrative status of orders. To the extent we are unable to accept orders or access, verify or reconcile ordering, shipping or administrative data, such event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
•For PNT2002, our principal competitors may include Novartis AG; Telix Pharmaceuticals Limited; and Curium, each of which has commercialized products or product candidates in advanced clinical stage of development.
•For PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium and RayzeBio (acquired by Bristol Myers Squibb), each of which has commercialized products or product candidates in advanced clinical stage of development.
•For MK-6240 and NAV-4694, our principal competitors may include Eli Lilly and Company, GE Healthcare, Life Molecular Imaging and Aprinoia Therapeutics, each of which has commercialized products or product candidates in advanced clinical stage of development and other companies that may have product candidates in development.
•For LNTH-1363S, our principal competitors may include Sofie Bioscience; GE Healthcare; and Novartis AG, each of which has product candidates in clinical stage of development.
•For RM2, our principal competitors may include Novartis AG; Clarity Pharma; and Orano Med, each of which has product candidates in clinical stage of development.
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
Further, the radiopharmaceutical industry continues to evolve strategically, with several market participants recently acquired by larger companies that may have more significant resources than ours. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements and there are often limited sources available for isotopes and raw materials used in the manufacturing of our product and product candidates. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers and suppliers, and such decision-making could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

For example, effective January 1, 2022, the CMS granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always cover the total cost of the procedure. Certain competitor PSMA PET products will continue to have TPT Status after PYLARIFY’s TPT Status expires and this could impact our customer’s prescribing habits. In July 2024, CMS released the CY 2025 Proposed OPPS rule which recognizes the value and need for broad access to diagnostic radiopharmaceuticals by proposing separate payment for diagnostic radiopharmaceuticals with per day costs greater than $630. If implemented in the final rule in November, CMS would maintain separate payment for PYLARIFY after the expiration of TPT Status for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting. We can give no assurance that CMS will adopt separate payment for diagnostic radiopharmaceuticals in its final CY 2025 OPPS rule, that it will follow the methodology set out in the Proposed OPPS rule for calculating such separate payment, that any CMS reimbursement in the hospital outpatient setting that follows the expiration of TPT Status (even if reimbursed as a separate payment) will be adequate to cover a PYLARIFY PET/CT imaging procedure, that any such rule will remain in effect if adopted or that legislative changes removing such a separate payment for diagnostic radiopharmaceuticals would not be adopted or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
•Making significant revisions to the methodology for determining the practice expense component of the Medicare payment applicable to the physician office and free-standing imaging facility settings which has resulted in reduced payments for certain services;
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
We believe that Medicare changes to payment policies for imaging procedures applicable to non-hospital settings will continue to result in certain physician practices ceasing to provide these services and a further shifting of where certain medical imaging procedures are performed, from the physician office and free-standing imaging facility settings to the hospital outpatient setting. Changes applicable to Medicare payment in the hospital outpatient setting could also influence the decisions by hospital outpatient physicians to perform procedures that involve our products. Within the hospital outpatient setting, CMS payment policy is such that the use of many of our products are not separately payable by Medicare, although certain new drug products are eligible for separate (incremental) payment for the first three years after approval. Changes to the Medicare hospital outpatient prospective payment system payment rates, including reductions implemented for certain hospital outpatient sites, could influence the decisions by hospital outpatient physicians to perform procedures that involve our products and the risks discussed above with respect to separate payment for diagnostic radiopharmaceuticals in the hospital outpatient setting could also impact clinical decision-making.

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
We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used, although the timing of such regulation is uncertain after a recent pause by CMS. Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2024 Physician Fee Schedule Final Rule, CMS determined that it was not feasible to fully operationalize the AUC program consistent with the statute within the required time frame. Accordingly, the agency finalized an indefinite pause to the AUC program and the recission of the regulations promulgated thus far to implement the AUC program. While it is unclear when CMS will resume implementation of the AUC program, to the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows could be adversely affected.
Medicare coverage of PET radiopharmaceuticals has been the subject of a large number of National Coverage Determinations (“NCDs”) by CMS since 2000. Specific indications for PET imaging were covered, some through Coverage with Evidence Development. CMS’s longtime policy, however, was that a particular use of PET scans is not covered unless an NCD specifically provided that such use was covered. Effective March 7, 2013, CMS revised its policy through an NCD to allow local Medicare Administrative Contractors (“MACs”) to determine coverage within their respective jurisdictions for PET using radiopharmaceuticals for their FDA-approved labeled indications for oncologic imaging. Effective January 1, 2022, non-coverage in the absence of an NCD has also been removed for non-oncologic indications of PET radiopharmaceuticals, allowing MACs to determine coverage for these indications within their respective jurisdictions. To the extent that CMS or the MACs impose more restrictive coverage, our business, results of operations, financial condition and cash flows could be adversely affected.
Risks Related to Our Business Operations and Financial Results
We may not be able to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business, which would harm the expansion of our internal research and development capabilities, sales of our products and approval timelines for and commercialization of our product candidates and limit our ability to grow.
Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense and we may compete with larger pharmaceutical companies that likely will have access to greater financial resources than we do. As we expand our product candidate pipeline and develop and expand our internal research and development capabilities, we will need to continue to hire additional scientific, medical and regulatory personnel. In addition, similar to our approach with the launch and continued growth of PYLARIFY, as we commercialize additional products, we will need to hire additional employees to assist us with such commercialization, including in sales, marketing, reimbursement, quality and medical affairs. Although we have not had any material difficulty in the past in hiring or retaining qualified personnel, if we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel or due to insufficient financial resources, then timelines for the approval and commercialization of our product candidates could be impacted, our growth could be limited and it could have a material adverse effect on our business.
We, or our business partners, may be subject to claims that we, or our partners, have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any of these claims is uncertain and any unfavorable result could adversely affect our business, financial condition and results of operations.
We, or our business partners, may be subject to claims by third parties that we, or our partners, have infringed, misappropriated or otherwise violated third-party intellectual property rights. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds and monoclonal antibodies directed at PSMA, and PSMA-targeted imaging agents and therapeutics, and of patents held, and patent applications filed, by these groups in those areas. While the validity of these issued patents, the patentability of pending patent applications and the applicability of any of them to our products and programs are uncertain, if asserted against us or our partners, any related patent or other intellectual property rights could adversely affect our ability to commercialize our products.
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
Similarly, in June of 2024, Endocycte, Inc., Novartis and Purdue Research Foundation sued POINT and Eli Lilly and Co alleging that POINT’s manufacturing and sale of PNT2002 infringes an Endocyte patent that discloses PSMA-binding conjugates useful for delivery targeted therapeutic, diagnostic and imaging agents, including radiopharmaceuticals. While we have not been named as a party to the lawsuit, if POINT is found to be infringing on proprietary rights of Endocyte, it could prevent or result in a delay in our development and commercialization of PNT2002 or otherwise have an adverse effect on our business, results of operations, financial condition and cash flows.
We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop diagnostic product candidates to be used in diagnosing, staging and monitoring Alzheimer’s disease.
On July 15, 2024, we announced that we acquired Meilleur Technologies, Inc, which holds the rights under a license agreement to develop and commercialize NAV-4694, an investigational next-generation F 18-labeled PET imaging agent that targets Beta Amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry investigational therapeutic trials.
Previously, we acquired MK-6240, which is an investigational next-generation F 18-labeled PET imaging agent that targets Tau tangles. Recently, we held a pre-NDA meeting with the FDA and we expect to submit an NDA for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA based on the data submitted or that we will be successful in commercializing MK-6240.
While we believe that both MK-6240, as a Tau imaging agent, and NAV-4694, as a Beta Amyloid imaging agent, have the potential to play an important role in diagnosing, staging and monitoring Alzheimer’s disease, we can give no assurance that we will be successful with continued development, regulatory approval and commercialization of these product candidates or that disagreements with the counterparties to our license agreements for MK-6240 and NAV-4694 or the former stockholders of the companies we acquired who could receive future milestone and royalty-based payments will not arise over proprietary rights, contract interpretation or the preferred course of product research, development or marketing that might cause delays or termination of the license agreements, or might result in litigation or arbitration, which could be time-consuming and expensive.
Risks Related to Our Capital Structure
The conditional conversion feature of the 2.625% Convertible Senior Notes due 2027, if triggered, may adversely affect our financial condition and operating results.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which included $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among Holdings, LMI, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as Trustee. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. For example, holders could elect to convert their Notes during a calendar quarter if the trading price of our common stock was greater than or equal to 130% of the conversion price of the Notes (initially $79.81 per share) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by arranging for one or more financial institutions to take the Notes from converting holders and pay such holders in accordance with the Indenture, we would be required to settle any converted principal amount of such Notes through the payment of cash and by paying or delivering, at our election, cash, shares of our common stock, or a combination of cash and shares, with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, would require us to maintain total liquidity in excess of the principal balance of the Notes and any contingent liabilities due within twelve months and could require us to seek to increase the amount of our 2022 Revolving Credit Facility or seek alternative financing arrangements. In addition, our issuance of additional shares of common stock, if we elect to settle our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of common stock (whether in whole or in part), will dilute the ownership interests of our existing common stockholders, including any holders of the Notes who have previously received shares of our common stock upon conversion of their Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2024. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased in December 2022. As of December 31, 2023, the authorization for share buyback expired and no additional shares may be purchased under the program following the expiration date. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022 and April 25, 2024 (the “2015 Plan”), provides for the withholding of shares to satisfy tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2024*	7,879	$60.48	—	—
May 2024*	4,524	$79.52	—	—
June 2024*	2,062	$82.63	—	—
Total	14,465		—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 7, 2024, Gérard Ber, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), providing for the potential sale of up to 15,500 shares of our common stock between September 11, 2024 and April 11, 2025.
On May 21, 2024, James Thrall, a member of our Board, entered into a 10b5-1 Plan providing for the potential sale of up to 2,000 shares of our common stock between August 21, 2024 and January 15, 2025.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1	Seventh Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 29, 2024
10.2*+††	Consulting Agreement by and between Lantheus Medical Imaging, Inc. and Etienne Montagut, effective as of June 7, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	July 31, 2024

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	July 31, 2024