Form 10-Q
period 2024-09-30
Lantheus Holdings, Inc.
filed 2024-11-06
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 69,526,841 shares of common stock, $0.01 par value, outstanding as of October 30, 2024.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$866,386	$713,656
Accounts receivable, net	329,336	284,292
Inventory	70,835	64,029
Other current assets	21,998	16,683
Assets held for sale	7,159	7,159
Total current assets	1,295,714	1,085,819
Investment in equity securities	158,791	—
Property, plant and equipment, net	169,512	146,697
Intangibles, net	173,606	151,985
Goodwill	61,189	61,189
Deferred tax assets, net	144,641	150,198
Other long-term assets	46,177	55,261
Total assets	$2,049,630	$1,651,149
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$564,713	$823
Accounts payable	44,914	41,189
Accrued expenses and other liabilities	174,452	145,338
Total current liabilities	784,079	187,350
Asset retirement obligations	23,237	22,916
Long-term debt, net and other borrowings	613	561,670
Other long-term liabilities	61,993	63,321
Total liabilities	869,922	835,257
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 70,854 and 69,863 shares issued as of September 30, 2024 and December 31, 2023, respectively)	709	699
Additional paid-in capital	797,430	757,727
Treasury Stock at cost - 1,339 shares as of September 30, 2024 and December 31, 2023	(75,000)	(75,000)
Retained earnings	457,735	133,503
Accumulated other comprehensive loss	(1,166)	(1,037)
Total stockholders’ equity	1,179,708	815,892
Total liabilities and stockholders’ equity	$2,049,630	$1,651,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$378,734	$319,946	$1,142,800	$942,430
Cost of goods sold	136,608	119,995	403,054	462,756
Gross profit	242,126	199,951	739,746	479,674
Operating expenses
Sales and marketing	43,719	37,399	134,300	106,472
General and administrative	40,516	35,741	135,820	85,163
Research and development	24,148	14,450	132,773	60,883
Total operating expenses	108,383	87,590	402,893	252,518
Gain on sale of assets	—	—	6,254	—
Operating income	133,743	112,361	343,107	227,156
Interest expense	4,903	5,054	14,624	14,978
Investment in equity securities - unrealized gain	(37,325)	—	(75,492)	—
Other income	(9,953)	(52,649)	(27,785)	(60,362)
Income before income taxes	176,118	159,956	431,760	272,540
Income tax expense	45,025	27,999	107,528	49,259
Net income	$131,093	$131,957	$324,232	$223,281
Net income per common share:
Basic	$1.89	$1.93	$4.69	$3.27
Diluted	$1.79	$1.88	$4.55	$3.18
Weighted-average common shares outstanding:
Basic	69,464	68,436	69,193	68,188
Diluted	73,065	70,046	71,331	70,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$131,093	$131,957	$324,232	$223,281
Other comprehensive income (loss):
Foreign currency translation	44	(83)	(129)	224
Comprehensive income	$131,137	$131,874	$324,103	$223,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock			Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount
Balance, January 1, 2024	69,863	$699	1,339		$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—		—	—	131,066	—	131,066
Other comprehensive loss	—	—	—		—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—		—	2,756	—	—	2,757
Vesting of restricted stock awards and units	988	9	—		—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—		—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—		—	15,384	—	—	15,384
Balance, March 31, 2024	70,635	$706	1,339		$(75,000)	$756,443	$264,569	$(1,178)	$945,540
Net income	—	—	—		—	—	62,073	—	62,073
Other comprehensive loss	—	—	—		—	—	—	(32)	(32)
Stock option exercises and employee stock plan purchases	68	1	—		—	1,548	—	—	1,549
Vesting of restricted stock awards and units	58	1	—		—	(1)	—	—	—
Shares withheld to cover taxes	(11)	—	—		—	(924)	—	—	(924)
Stock-based compensation	—	—	—		—	18,479	—	—	18,479
Balance, June 30, 2024	70,750	$708	1,339		(75,000)	$775,545	$326,642	$(1,210)	$1,026,685
Net income	—	—	—	—	—	—	131,093	—	131,093
Other comprehensive income	—	—	—		—	—	—	44	44
Stock option exercises and employee stock plan purchases	76	1	—		—	2,831	—	—	2,832
Vesting of restricted stock awards and units	40	—	—		—	—	—	—	—
Shares withheld to cover taxes	(12)	—	—		—	(1,312)	—	—	(1,312)
Stock-based compensation	—	—	—		—	20,366	—	—	20,366
Balance, September 30, 2024	70,854	$709	1,339		$(75,000)	$797,430	$457,735	$(1,166)	$1,179,708

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net loss	—	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Stock option exercises and employee stock plan purchases	120	1	—	—	2,781	—	—	2,782
Vesting of restricted stock awards and units	813	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(154)	(2)	—	—	(11,152)	—	—	(11,154)
Stock-based compensation	—	—	—	—	9,667	—	—	9,667
Balance, March 31, 2023	69,630	$696	1,339	$(75,000)	$717,163	$(195,965)	$(1,378)	$445,516
Net income	—	—	—	—	—	94,131	—	94,131
Other comprehensive income	—	—	—	—	—	—	426	426
Stock option exercises and employee stock plan purchases	73	1	—	—	1,346	—	—	1,347
Vesting of restricted stock awards and units	68	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(16)	—	—	—	(1,467)	—	—	(1,467)
Stock-based compensation	—	—	—	—	12,692	—	—	12,692
Balance, June 30, 2023	69,755	$698	1,339	$(75,000)	$729,733	$(101,834)	$(952)	$552,645
Net income	—	—	—	—	—	131,957	—	131,957
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Stock option exercises and employee stock plan purchases	25	—	—	—	1,265	—	—	1,265
Vesting of restricted stock awards and units	39	—	—	—	(1)	—	—	(1)
Shares withheld to cover taxes	(11)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	—	13,976	—	—	13,976
Balance, September 30, 2023	69,808	$698	1,339	$(75,000)	$743,973	$30,123	$(1,035)	$698,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$324,232	$223,281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	47,339	45,028
Impairment of long-lived assets	—	138,050
Amortization of debt related costs	3,217	3,227
Changes in fair value of contingent assets and liabilities	(1,405)	(9,475)
Inventory adjustments	738	5,251
Stock-based compensation	54,229	36,335
Gain on disposal of assets	(6,254)	—
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	—	(51,789)
Unrealized gain on investment in equity securities	(75,492)	—
Charges incurred in connection with acquired IPR&D	66,000	—
Deferred taxes	(4,402)	(57,649)
Long-term indemnification receivable	—	3,929
Long-term income tax payable and other long-term liabilities	2,619	(2,744)
Other	7,172	3,118
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(44,887)	(43,044)
Inventory	(7,101)	(25,995)
Other current assets	1,335	2,496
Accounts payable	1,151	12,150
Accrued expenses and other liabilities	18,529	(89,196)
Net cash provided by operating activities	387,020	192,973
Cash flows from investing activities:
Capital expenditures	(35,256)	(34,486)
Acquisition of assets, net	(80,911)	(45,345)
Proceeds from sale of assets	8,000	97,839
Purchases of investment in equity securities	(83,246)	—
Acquisition of exclusive license option	(28,000)	—
Net cash (used in) provided by investing activities	(219,413)	18,008
Cash flows from financing activities:
Payments on long-term debt and other borrowings	(376)	(685)
Contingent value rights settlement	—	(3,700)
Proceeds from stock option exercises	3,772	3,462
Proceeds from issuance of common stock	3,450	1,933
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(21,723)	(13,621)
Net cash used in financing activities	(14,877)	(12,612)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	34	139
Net increase in cash, cash equivalents and restricted cash	152,764	198,508
Cash, cash equivalents and restricted cash, beginning of period	715,285	417,241
Cash, cash equivalents and restricted cash, end of period	$868,049	$615,749

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$866,386	$614,131
Restricted cash included in other long-term assets	1,663	1,618
Cash, cash equivalents and restricted cash at end of period	$868,049	$615,749

	Nine Months Ended September 30,
	2024	2023
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$8,502	$8,573
Lease liability settled through transfer of lease	$762	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$63	$29,625
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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future period.
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
2. Summary of Significant Accounting Policies
Investments
Equity investments with readily determinable fair values for which the Company does not have significant influence over the investee are measured at fair value on a recurring basis. Equity investments without readily determinable fair values for which the Company does not have significant influence over the investee are measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). For equity investments for which the Company does not have significant influence over the investee, changes in the value of unsold equity investments are recorded in investment in equity securities – unrealized gain. Equity investments for which the Company has significant influence over the investee are measured using the equity method unless the Company elects to apply the fair value option to account for the investment.

Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Products/Service Lines (in thousands)	2024	2023	2024	2023
Product revenue, net(1)	$374,601	$319,508	$1,136,670	$925,848
License and royalty revenues	4,133	438	6,130	16,582
Total revenues	$378,734	$319,946	$1,142,800	$942,430
________________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes out-licensing arrangements and partnerships for the Company’s biomarker solutions, digital solutions, and radiotherapeutic platforms, inclusive of two investigational stage diagnostic agents, MK-6240 and NAV-4694. On August 2, 2023, the Company sold its rights to the RELISTOR net sales royalty asset (the “RELISTOR royalty asset”) under its license agreement with Bausch Health Companies, Inc. (“Bausch”); the Company retained the rights to future sales-based milestone payments.
Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
PYLARIFY	$259,756	$215,428	$791,881	$621,419
Other radiopharmaceutical oncology	—	848	384	2,383
Total radiopharmaceutical oncology	259,756	216,276	792,265	623,802
DEFINITY	76,965	67,336	231,629	206,688
TechneLite	20,480	23,272	70,380	65,853
Other precision diagnostics	6,282	5,740	18,039	17,002
Total precision diagnostics	103,727	96,348	320,048	289,543
Strategic partnerships and other revenue	15,251	7,322	30,487	29,085
Total revenues	$378,734	$319,946	$1,142,800	$942,430
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
Financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, contingent consideration liabilities, and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company recorded the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$669,158	$669,158	$—	$—
Investment securities	158,791	158,791	—	—
Total assets	$827,949	$827,949	$—	$—
Liabilities:
Contingent consideration liabilities	$1,294	$—	$—	$1,294
Total liabilities	$1,294	$—	$—	$1,294

	December 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$574,131	$574,131	$—	$—
Total assets	$574,131	$574,131	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

During the three and nine months ended September 30, 2024, there were no transfers into or out of Level 3.
Perspective Therapeutics Inc. Equity Securities
At September 30, 2024, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the equity securities is based on its closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of September 30, 2024 was approximately $155.9 million based on a closing market price of $13.35 per share on September 30, 2024, resulting in an unrealized gain of $39.5 million and $77.6 million for the three and nine months ended September 30, 2024, respectively. See Note 19, "Acquisition of Assets" for further discussion of the Perspective transaction.
Radiopharm Theranostics Limited Equity Securities
At September 30, 2024, the Company held 149,625,180 shares of Radiopharm Theranostics Limited (“Radiopharm”) common stock (“Radiopharm Shares”). The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the equity securities is based on the closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of September 30, 2024 was approximately $2.9 million based on the converted closing market price of approximately $0.02 per share on September 30, 2024, resulting in an unrealized loss on equity securities of $2.1 million for the three and nine months ended September 30, 2024. See Note 19, "Acquisition of Assets" for further discussion of the Radiopharm transaction.
Contingent Consideration
The Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net sales targets primarily for AZEDRA and 1095 (also known as 131 I-MIP-1095) and a $5.0 million 1095 commercialization milestone. Additionally, there is a potential payment of up to $10.0 million for a commercialization milestone related to a prostate cancer product candidate the Company refers to as “1404” that was out-licensed to ROTOP Pharmaka GmbH. The Company’s total potential payments related to the 2013 Acquisition are approximately $85.0 million. The Company considers the contingent consideration liabilities relating to the 2013 Acquisition each a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of these was determined based on probability adjusted discounted cash flows and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs with respect to 1095 and 1404 are the probabilities of achieving regulatory approval of those development projects and subsequent commercial success.
Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities.
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs at September 30, 2024.

	Fair Value at				Assumptions
(in thousands)	September 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	September 30, 2024	December 31, 2023
Contingent consideration liability:
1095 commercialization milestone	1,800	1,800	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	2026	2026
				Probability of success	40%	40%
				Discount rate	3.5%	4.1%
Net sales targets - AZEDRA and 1095	1,000	900	Monte Carlo simulation
				Probability of success and sales targets	0% - 40%	0% - 40%
				Discount rate	15%	15%
Reduction due to partial settlement of 2013 Milestone Rights	(1,506)	—
Total	$1,294	$2,700
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Liabilities
(in thousands)	Nine Months Ended September 30,
	2024	2023
Fair value, beginning of period	$2,700	$111,600
Changes in fair value included in net income	100	(9,475)
Gain on partial buyout of 2013 Milestone Rights	(1,505)	—
Cash payments	(1)	(99,625)
Fair value, end of period	$1,294	$2,500

The change in fair value of the contingent financial liabilities resulted in an increase of general and administrative expense of $0.1 million for the nine months ended September 30, 2024 and was primarily due to the passage of time. In August 2024, the Company entered into a bill of sale with the holder of a significant portion of the contingent milestone rights related to the 2013 Acquisition (the “2013 Milestone Rights”) to transfer their portion of the 2013 Milestone Rights back to the Company for $1,000. This buyout resulted in a $1.5 million decrease in general and administrative expense during the three months ended September 30, 2024 due to the reduction in outstanding 2013 Milestone Rights.
As of September 30, 2024, the carrying value of the Company’s convertible debt was $575.0 million and the fair value of the Company’s convertible debt was estimated to be approximately $892.4 million based on quoted market prices of the instrument and was classified as a Level 1 measurement within the fair value hierarchy.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income tax expense	$45,025	$27,999	$107,528	$49,259
Effective tax rate	25.6%	17.5%	24.9%	18.1%
The increase in the effective income tax rate for the three and nine months ended September 30, 2024 is primarily due to a benefit recorded in the third quarter of 2023 related to the sale of the Company’s RELISTOR royalty asset, which resulted in additional net operating losses becoming available for utilization under Internal Revenue Code Section 382. There was no such comparable amount recorded in 2024.
6. Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$28,729	$31,259
Work in process	21,178	13,807
Finished goods	20,928	18,963
Total inventory	$70,835	$64,029

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefit of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed during the period the costs are incurred. The Company has no inventory pending regulatory approval as of September 30, 2024. The majority of inventory on hand relates to in-house manufacturing of DEFINITY at the Company’s North Billerica campus. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Land	$9,480	$9,480
Buildings	81,940	73,441
Machinery, equipment and fixtures	105,900	102,576
Computer software	54,182	27,259
Construction in progress	35,177	40,964
	286,679	253,720
Less: accumulated depreciation and amortization	(117,167)	(107,023)
Total property, plant and equipment, net	$169,512	$146,697
Depreciation and amortization expense related to property, plant and equipment, net, was $5.1 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $15.1 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2023, as a result of a decline in expected future cash flows related to the AZEDRA marketed intangible asset, the Company determined certain impairment triggers had occurred. The Company reviewed revised undiscounted cash flows that were estimated to be generated by the asset group as of June 30, 2023. Based on the undiscounted cash flow analysis, the Company determined that the asset group had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a noncash impairment of $6.0 million for the nine months ended September 30, 2023 in cost of goods sold in the condensed consolidated statements of operations.
On January 8, 2024, the Company entered into an agreement with Perspective to transfer the sublease for the property at 110 Clyde Rd, Somerset, New Jersey (the “Somerset Facility”) and sell the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024. The sale of assets resulted in a derecognition to the right-of-use asset of $0.4 million, the lease liability of $0.4 million and remaining property, plant and equipment of $0.8 million. The Company also incurred commission expense of $1.0 million related to the transaction. The Company recorded a gain of $6.3 million for the nine months ended September 30, 2024 within operating income.
See Note 19, "Acquisition of Assets" for further discussion of the Perspective transaction.
Long-Lived Assets Held for Sale
During the first quarter of 2023, the Company committed to a plan to sell a portion of its land and buildings associated with its Billerica, Massachusetts campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement with a prospective buyer. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of September 30, 2024. The purchase price for the campus sale is $10.0 million in cash. The transaction is expected to close in 2024.

8. Accrued Expenses, Other Liabilities and Other Long-Term Liabilities
Accrued expenses, other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Compensation and benefits	$35,740	$36,331
Freight, distribution and operations	83,735	67,529
Accrued rebates, discounts and chargebacks	21,924	16,070
Accrued professional fees	11,177	10,244
Accrued research and development expenses	7,048	3,258
Other	14,828	11,906
Total accrued expenses and other liabilities	$174,452	$145,338

Operating lease liabilities (Note 15)	$53,915	$54,453
Long-term contingent liabilities (Note 4)	1,294	2,700
Other long-term liabilities	6,784	6,168
Total other long-term liabilities	$61,993	$63,321
9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of September 30, 2024, the asset retirement liability is measured at the present value of the asset retirement liability expected to be incurred and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2024	$22,916
Accretion expense	321
Balance at September 30, 2024	$23,237
The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund any decommissioning of its North Billerica, Massachusetts production facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net
Intangibles, net, consisted of the following:

	September 30, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,326)	$1,214
Customer relationships	15 - 25	Accelerated	157,950	(132,025)	25,925
Currently marketed products	9 - 15	Straight-Line	132,800	(49,344)	83,456
Licenses	11 - 16	Straight-Line	22,233	(11,895)	10,338
Developed technology	7 - 9	Straight-Line	55,982	(3,309)	52,673
Total			$382,505	$(208,899)	$173,606

	December 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,216)	$1,324
Customer relationships	15 - 25	Accelerated	157,995	(117,574)	40,421
Currently marketed products	9 - 15	Straight-Line	132,800	(38,277)	94,523
Licenses	11 - 16	Straight-Line	22,233	(7,972)	14,261
Developed technology	9	Straight-Line	2,400	(944)	1,456
Total			$328,968	$(176,983)	$151,985
The Company recorded amortization expense for its intangible assets of $11.9 million and $11.7 million for the three months ended September 30, 2024 and 2023, respectively and $32.0 million and $35.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
In February 2023, the Company entered into an agreement with the stockholders of Cerveau (the “Cerveau Stockholders”) to purchase all of the outstanding capital stock of Cerveau (which holds the rights under a license agreement to develop and commercialize MK-6240) for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the Cerveau Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s customer relationship intangible assets. See Note 19, "Acquisition of Assets" for further discussion of the Cerveau acquisition.
In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. In August 2024, upon successful completion of a technology transfer, the Company paid $10.0 million to the Meilleur Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s developed technology intangible assets. See Note 19, "Acquisition of Assets" for further discussion of the Meilleur acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2024	$11,843
2025	32,064
2026	32,861
2027	27,335
2028	23,850
2029 and thereafter	45,653
Total	$173,606
11. Long-Term Debt, Net, and Other Borrowings
The carrying value of the Company’s long-term debt, net and other borrowings is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Principal amount 2.625% Convertible Senior Notes due 2027	$575,000	$575,000
Unamortized debt issuance costs	(11,283)	(13,955)
Finance lease liabilities	1,609	1,448
Total	565,326	562,493
Less: current portion of long-term debt and other borrowings(1)	(564,713)	(823)
Total long-term debt, net and other borrowings	$613	$561,670
(1)During the three months ended September 30, 2024, as discussed below, criteria were met for conversion of the 2.625% Convertible Senior Notes due 2027 (the “Notes”) at the option of the holders of the Notes. As a result, under ASC 470, “Debt”, the Company is required to classify the carrying value as current on the Company’s condensed consolidated balance sheet at September 30, 2024. The maturity date of the Notes remains December 15, 2027.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of September 30, 2024, there were no outstanding borrowings under the 2022 Revolving Facility.
The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the sum of $335.0 million or consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.
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
2.625% Convertible Senior Notes due 2027
On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of Notes, which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI (the “Guarantor”), a wholly owned subsidiary of the Company, as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.
The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of the Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option, on or after December 22, 2025 if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for a specified period of time. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
Holders of the Notes may require the Company to repurchase their Notes upon the occurrence of a fundamental change prior to the maturity at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain triggering events, the Company will, under certain circumstances, increase the conversion rate for holders of the Notes who elect to convert their Notes in connection with such corporate events.
During the third quarter of 2024, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the Notes. In accordance with ASC 470-10, because the Notes are convertible, the Company reclassified the carrying value of the Notes from long-term debt, net and other borrowings to current portion of long-term debt, net and other borrowings on the Company’s condensed consolidated balance sheet as of September 30, 2024.
As of September 30, 2024, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of zero, and the fair value of the liability was $892.4 million. The Company recorded interest expense of approximately $3.8 million and $11.3 million related to the Notes for the three and nine months ended September 30, 2024, respectively. There were no conversions of Notes during the nine months ended September 30, 2024.
12. Derivative Instruments
The Company has used, but does not currently use, interest rate swaps to reduce the variability in cash flows associated with portions of the Company’s interest payments on variable rate debt.
13. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax of zero for the nine months ended September 30, 2024 and 2023 consisted of the following:

(in thousands)	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(129)	(129)
Balance at September 30, 2024	$(1,166)	$(1,166)

Balance at January 1, 2023	$(1,259)	$(1,259)
Other comprehensive income before reclassifications	224	224
Balance at September 30, 2023	$(1,035)	$(1,035)

14. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$3,614	$2,508	$9,116	$6,381
Sales and marketing	3,813	2,823	9,681	7,044
General and administrative	9,926	6,741	27,457	17,813
Research and development	3,013	1,904	7,975	5,097
Total stock-based compensation expense	$20,366	$13,976	$54,229	$36,335
15. Leases
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Other long-term assets	$39,346	$45,325
Finance	Property, plant and equipment, net	1,235	1,438
Total leased assets		$40,581	$46,763
Liabilities
Current
Operating	Accrued expenses and other liabilities	$2,062	$1,904
Finance	Current portion of long-term debt and other borrowings	996	823
Noncurrent
Operating	Other long-term liabilities	53,915	54,453
Finance	Long-term debt, net and other borrowings	613	625
Total leased liabilities		$57,586	$57,805
On May 4, 2023, the Company entered into a modification to the operating lease (the “Bedford Lease”) for office space in Bedford, Massachusetts (the “Existing Premises”) that was executed in February 2022. The Bedford Lease commenced and was recorded in December 2022 for $11.0 million and the initial term was set to expire in June 2031. The lease modification included a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million in May 2023. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2024, which may result in an additional adjustment to the right-of-use asset and liability. In September 2023, the landlord provided notice to the Company that its renovations of the Additional Premises were completed. As a result of the notice, the Company recorded an additional right-of-use asset and liability of $23.5 million as of September 1, 2023. To determine the value of the additional right-of-use asset and liability, the Company was required to calculate the discount rate of the lease modification. The discount rate was determined based on the expected lease term and by comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. The lease for the Additional Premises allows for the extension of five years to begin immediately upon the expiration of the original term. On October 7, 2024, the Company executed a second amendment to the Bedford Lease for additional space.
On March 1, 2024, the Company transferred the sublease and completed the asset sale of the Somerset Facility. See Note 7, "Property, Plant and Equipment, Net" for further discussion on the sublease transfer.

Other information related to leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (Years):
Operating leases	13.0	13.5
Finance leases	2.4	2.3
Weighted-average discount rate:
Operating leases	7.5%	7.3%
Finance leases	7.4%	6.2%
16. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$131,093	$131,957	$324,232	$223,281

Basic weighted-average common shares outstanding	69,464	68,436	69,193	68,188
Effect of dilutive stock options	352	320	273	366
Effect of dilutive restricted stock	1,580	1,290	1,309	1,449
Effect of convertible notes	1,669	—	556	265
Diluted weighted-average common shares outstanding	73,065	70,046	71,331	70,268

Basic income per common share	$1.89	$1.93	$4.69	$3.27
Diluted income per common share	$1.79	$1.88	$4.55	$3.18

Antidilutive securities excluded from diluted net income per common share	144	435	855	422
Impact of the Convertible Notes
The Company considered whether the Notes are participating securities through the two-class method. Per the terms of the Notes’ agreement, the Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings exceeds the current share price, regardless of whether such dividend is declared. During the three and nine months ended September 30, 2024 and 2023, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option has a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 11, "Long-Term Debt, Net, and Other Borrowings" for further discussion on the Notes.

17. Other Income
Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Foreign currency (gain) loss	$(46)	$9	$192	$31
Tax indemnification income, net	—	3,672	—	3,344
Interest income	(9,801)	(4,540)	(27,273)	(12,090)
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	—	(51,789)	—	(51,789)
Other	(106)	(1)	(704)	142
Total other income, net	$(9,953)	$(52,649)	$(27,785)	$(60,362)
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
As of September 30, 2024, the Company did not have any material ongoing litigation to which the Company was a party. On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of the Company’s Abbreviated New Drug Application and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
19. Acquisition of Assets
On February 6, 2023, the Company acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled positron emission tomography (“PET”) imaging agent that targets Tau tangles in Alzheimer’s disease. The Company determined that upon review of the Cerveau acquisition, the transaction did not meet the definition of a business combination and was therefore treated as an asset acquisition.
In February 2023, the Company made an upfront payment of approximately $35.3 million to the Cerveau Stockholders and paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240 in the event the Company pursues commercialization, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials. The purchase agreement pursuant to which the Company purchased Cerveau specified, among other things, that certain Cerveau Stockholders provide transition and clinical development services for a prescribed time following the closing of the transaction.
On January 8, 2024, the Company entered into an agreement with Perspective to participate in the next qualified financing to purchase the Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company also purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective.
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
In connection with this acquisition, the Company assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations. The Company could pay up to an additional $20.0 million in milestone payments upon achievement of specified regulatory milestones. The Company could also pay up to an additional $6.5 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds in the event the Company pursues commercialization as well as royalty payments for commercial sales. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $2.0 million was recognized in research and development expenses during the nine months ended September 30, 2024 related to the Radiopharm transaction.
The Company also entered an agreement with Radiopharm to make an initial equity investment of approximately $5.0 million to purchase 149,625,180 Radiopharm shares (the “Initial Shares”) at the fair market offering price of $0.03 per share upon the receipt of required approvals from Radiopharm’s shareholders, which were obtained during the third quarter of 2024. Included within the agreement is an option for the Company to invest an additional $5.0 million within six months of the issuance date of the Initial Shares on the same terms as the Company’s initial purchase, which would result in the Company purchasing approximately an additional 149,925,040 Radiopharm shares. No additional shares were purchased under the option during the three months ended September 30, 2024.

On June 18, 2024, the Company acquired Meilleur, including its asset NAV-4694, an investigational F 18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. The Company determined that upon review of the Meilleur acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
The Company made an upfront payment of approximately $32.9 million to the Meilleur Stockholders on June 18, 2024 and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. The Company could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. The Meilleur Stockholders are also eligible to receive up to $830.0 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds of NAV-4694 in the event the Company pursues commercialization as well as up to $5.0 million in research milestones upon achievement of specified clinical studies at academic institutions thresholds. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Additionally, the Company could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and, in the event the Company pursues commercialization, commercial sales. Certain Meilleur Stockholders are providing transition and clinical development services for a prescribed time following the closing of the transaction for a fair market value fee.
On June 27, 2024, the Company announced it had acquired from Life Molecular Imaging Ltd. (“Life Molecular Imaging”) the global rights to RM2, a gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition. The Company could pay up to an additional 132.5 million Euros in regulatory milestone payments upon achievement of clinical trial thresholds and approvals in different regions. The Company could pay up to 280.0 million Euros in sales milestone payments upon the achievement of specified annual commercial sales threshold of RM2 in the event the Company pursues commercialization. Additionally, the Company could pay up to 25.0 million Euros for collaboration payments inclusive of all costs including employee costs, payments due to certain universities, out-of-pocket expenses and services costs, as well as up to 5.0 million Euros for any additional development services performed by Life Molecular Imaging through July 3, 2026. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $36.0 million was recognized in research and development expenses during the nine months ended September 30, 2024 related to the Life Molecular Imaging acquisition. Global rights are exclusive for therapeutic fields in all countries and diagnostic fields in the Americas and co-exclusive with Life Molecular Imaging for diagnostic fields outside of the Americas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “believes,” “can,” “commitment,” “could,” “designed,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential marketing approvals or new indications for the collaborations, product candidates or approved products described in this Form 10-Q, or regarding potential future revenues from such collaborations, product candidates and approved products. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment in which other imaging agents have been approved and are being commercialized, and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility; (iii) the global availability of Molybdenum-99 (“Mo-99”) and other raw material and key components; (iv) our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharm Global Inc. (“POINT”), including our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for PNT2002 and PNT2003; (v) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products; (vi) our ability to successfully execute on our agreements with Perspective Therapeutics, Inc. (“Perspective”), including finalizing the license agreements in the event we exercise our options to do so, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology; (vii) our ability to successfully identify strategic transaction opportunities, such as our investment in Radiopharm Theranostics Limited (“Radiopharm”) common stock, and the value of such current and any future equity interests; (viii) the efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and (ix) our ability to identify and acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, Alzheimer’s disease and other strategic areas and continue to grow and advance our pipeline of products. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.
Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Available Information
Our global Internet site is www.lantheus.com. We routinely make available important information, including copies of our Form 10-K, Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), free of charge on our website at investor.lantheus.com. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Form 10-Q, and any website references are not intended to be made through active hyperlinks.
Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Form 10-Ks and Form 10-Qs, in an iXBRL (Inline Extensible Business Reporting Language) format. iXBRL is an electronic coding language used to create interactive financial statement data over the Internet. The information on our website is neither part of nor incorporated by reference into this Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.
Overview
Our Business
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology products help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships focus on enabling precision medicine through the use of biomarker solutions, digital solutions, and radiotherapeutic platforms.
Our commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk, and limit overall costs.
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
Recent Developments
Exclusive License for RM2
On June 27, 2024,we announced we had acquired from Life Molecular Imaging Ltd. (“Life Molecular Imaging”) the global rights to Life Molecular Imaging’s clinical stage RM2, a gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, and potential regulatory milestone payments plus royalties (the “Life Molecular Asset Purchase”). GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to begin a Phase 1/2a study with LNTH-2402 in prostate cancer patients in 2025. We expect LNTH-2401 could be used as a companion diagnostic.
For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements herein.
Acquisition of NAV-4694
On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational F 18-PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and expects to pay additional development and commercial milestone payments. Additionally, we will pay double-digit royalty payments for research revenue and, in the event we pursue commercialization, commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Pursuant to the terms of the Meilleur stock purchase agreement, certain Meilleur Stockholders are providing transition and clinical development services for a prescribed time following the closing of the transaction.
In 2023, Meilleur announced its collaboration with the National Institute on Aging-sponsored study called the Consortium for Clarity in ADRD Research Through Imaging (“CLARiTI”) that enables the consortium to use NAV-4694 in its investigation of Alzheimer’s disease and related dementias.
For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements herein.

Exclusive License for Radiopharm Theranostics Limited
On June 15, 2024, we entered into an agreement with Radiopharm to acquire all of Radiopharm’s global, exclusive rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody, a preclinical stage therapy and to a monoclonal antibody that targets LRRC15, a preclinical therapeutic candidate targeting osteosarcoma. In connection with this acquisition, we are assuming the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.
For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements herein.
Chief Executive Officer Succession
On March 1, 2024, Brian Markison, our then Chair of the Board, became our Chief Executive Officer (“CEO”), and Mary Anne Heino, our then CEO, retired and became the Chair of the Board. As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his CEO appointment in March, and Board Member Julie McHugh became Lead Independent Director.
Strategic Agreements with Perspective Therapeutics, Inc.
On January 8, 2024, we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28.0 million. We also agreed to purchase up to 19.99% of Perspective’s outstanding shares of common stock (“Perspective Shares”), subject to Perspective’s completion of a qualified third-party financing transaction and certain other closing conditions. In addition, Perspective agreed to acquire the assets and associated lease of our Somerset Facility.
On January 22, 2024, we purchased 56,342,355 Perspective Shares at a purchase price of $0.37 per share in a private placement transaction for approximately $20.8 million, representing 11.39% of the outstanding Perspective Shares. The agreement also provided us with certain pro rata participation rights to maintain our ownership position in Perspective in the event that Perspective makes any public or non-public offering of any equity or voting securities, subject to certain exceptions.
On March 1, 2024, we transferred the fixed assets and associated lease of our Somerset Facility to Perspective, and the parties entered into a transition services arrangement pursuant to which we will provide Perspective certain services relating to final disposal of radioactive waste and certain other related services.
On March 6, 2024, we exercised our right to purchase additional Perspective Shares and purchased 60,431,039 shares at a price of $0.95 per share. The total consideration for this additional purchase was approximately $57.4 million, resulting in Lantheus Alpha holding approximately 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) as of March 6, 2024.
On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which we held 11,677,339 Perspective Shares.
For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements herein.
Exclusive License for PNT2002 and PNT2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau, and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates. PNT2002 is a PSMA-targeted radiopharmaceutical therapy in development for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”). PNT2003 is a somatostatin receptor (“SSTR”) therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors.
On December 27, 2023, Eli Lilly and Company acquired POINT. The acquisition has not impacted the status of the license agreements related to these product candidates or the work being performed in connection with those license agreements and our collaboration with POINT.
PNT2002
With respect to PNT2002, POINT is generally responsible for funding and development activities required for FDA approval, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the license and collaboration agreement between our subsidiary, Lantheus Two and POINT, dated November 11, 2022 (the “PNT2002 License Agreement”).
In April 2023, we announced with POINT that the FDA had granted Fast Track designation for PNT2002. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address unmet needs.
On December 18, 2023, we announced positive topline results from the Phase 3 registrational clinical trial for PNT2002 (“SPLASH”). SPLASH is designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). The SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (“rPFS”) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6.0 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (“OS”) results were immature (46% of protocol pre-specified target OS events reached), and the HR was 1.11. On September 15, 2024, we presented additional clinical data from initial topline results of SPLASH during the European Society of Medical Oncology Congress 2024. We recently completed the second interim analysis for SPLASH at 75% of protocol pre-specified target OS events reached. The results for both rPFS and OS did not materially change from the interim analysis that was performed at 46% of pre-specified OS events. The OS results and hazard ratio in the intention-to-treat population remain confounded by the overwhelming number of patients who crossed over to receive PNT2002. Crossover adjusted analyses were post-hoc, and we are continuing to review the data and perform additional subset analyses in collaboration with our partner that may be compelling to the FDA in preparation for an interaction on our path forward.
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
PNT2003
With respect to PNT2003, POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings. We are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the license and collaboration agreement between our subsidiary, Lantheus Three and POINT, dated November 11, 2022 (the “PNT2003 License Agreement”).
On January 11, 2024, we announced that our Abbreviated New Drug Application (“ANDA”) for PNT2003 had been accepted for filing by the FDA. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to our ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Under the terms of the Hatch-Waxman Act, FDA approval of our ANDA filing could be subject to a stay of up to 30-months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, pending successful resolution of the Hatch-Waxman litigation, we would expect to launch PNT2003 in 2026, although there can be no assurance of that approval or timing. Based on the most recent update to the FDA’s online paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for Lutetium Lu 177 Dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, if our ANDA is approved, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S.

For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements included herein.
MK-6240
On February 6, 2023, we acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational second-generation F 18-labeled PET imaging agent that targets Tau tangles in Alzheimer’s disease. Under the terms of the purchase agreement, we paid the stockholders of Cerveau (“Cerveau Stockholders”) an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Cerveau Stockholders are also eligible to receive additional development and, in the event the Company pursues commercialization, commercial milestone payments. We will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies that use MK-6240 in clinical trials and includes milestone and dose-related payments. Pursuant to the terms of the purchase agreement for Cerveau, certain Cerveau Stockholders are providing transition and clinical development services for a prescribed time following the closing of the transaction.
In September 2023, MK-6240 was granted Fast Track designation by the FDA. In February 2024, we announced the inclusion of MK-6240 in the National Institute on Aging-sponsored study called CLARiTI that enables the consortium to use MK-6240 in its investigation of Alzheimer’s disease and related dementias. The CLARiTI study will involve all 37 Alzheimer’s Disease Research Centers in the United States and will recruit 2,000 subjects and collect their imaging and blood-based biomarker data to generate etiologic profiles for cases of mixed dementia.
Recently, we held a pre-NDA meeting with the FDA and we expect to submit an NDA for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA or, if approved, that we will be successful in commercialization.
For more information, see Note 19, "Acquisition of Assets" in our condensed consolidated financial statements included herein.
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
For more information, see Note 10, "Intangibles, Net" in our condensed consolidated financial statements included herein.
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
For more information, see Note 10, "Intangibles, Net" in our condensed consolidated financial statements included herein.
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

The successful growth of PYLARIFY is dependent on our ability to sustain PYLARIFY as the leading PSMA PET imaging agent in an increasingly competitive marketplace. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, an approved fluorine-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. We previously hired additional employees to assist us with the commercialization of PYLARIFY, including in Sales, Marketing, Reimbursement, Quality, and Medical Affairs, and we will continue to make commercial investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY, including through flexible and dependable access to PYLARIFY, a best in class customer experience, and through long-term strategic partnerships.
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
In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System or OPPS which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630. When implemented on January 1, 2025, CMS will maintain separate payment for PYLARIFY after the expiration of transitional pass-through for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting. The calendar year 2025 payment rate for PYLARIFY is listed in Addendum B of the final rule and is equal to the current PYLARIFY payment rate.
Our plan to successfully grow PYLARIFY includes conveying its commercial and clinical value, expanding its use in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S. Internationally, we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F 18 in Europe. In July 2023, Curium announced that it received marketing authorization from the European Commission for piflufolastat F 18, which is being commercialized in the EU under the brand name PYLCLARI. We have entered into multiple strategic collaborations with pharmaceutical companies in connection with the development of PSMA-targeted therapeutics. Additional information on collaborations using PYLARIFY are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Form 10-K for the year ended December 31, 2023.
In connection with the acquisition of Progenics in June 2020, we issued contingent value rights (each a “CVR”) tied to the financial performance of PYLARIFY. We paid $99.6 million to the CVR holders during May 2023 in full satisfaction of our obligations under the CVRs.
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
•VIALMIX RFID – DEFINITY is activated through the use of devices branded as VIALMIX RFID. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated with the VIALMIX RFID activation device.
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
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, and Biomarker Solutions businesses and is focused on enabling precision medicine with biomarker and digital solutions.
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, by optimizing core assets geographically and by driving value through non-core assets. For example, we licensed the commercialization rights for piflufolastat F 18 in Europe to Curium and for flurpiridaz, a fluorine-18-based PET Myocardial Perfusion Imaging agent designed to assess blood flow to the heart in patients suspected of coronary artery disease, to GE Healthcare Limited (“GE Health”). In September, GE Health announced that it had received FDA approval of Flyrcado (Flurpiridaz F-18) for coronary artery disease diagnosis.
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
◦aPROMISE, which is also known as PYLARIFY AI in the U.S., is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/computed tomography (“CT”) images in prostate cancer, including those images obtained by using PYLARIFY. In June 2024, we announced that aPROMISE was available on the syngo.via platform, from Siemens Healthineers, via its OpenApps Digital Marketplace.
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
•Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical and start-up companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F 18 is currently being used by Curium Pharma and Regeneron Pharmaceuticals in their respective prostate cancer therapeutic drug development programs, and was also used in the development of PNT2002. MK-6240 is a widely utilized tau PET tracer in Alzheimer’s disease studies with over 100 ongoing academic and industry clinical trials, many for late-stage therapeutic candidates. NAV-4694 is being used in academic and industry sponsored studies.
With respect to our Microbubble Platform, we generally enter into collaborations with partners seeking to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is generally intended to be used as a vehicle to deliver a therapeutic drug.
Global Mo-99 Supply
We currently have Mo-99 supply agreements with Institute for Radioelements (“IRE”), running through December 31, 2025, with auto-renewal provisions that are terminable upon notice of non-renewal, and with NTP Radioisotopes (“NTP”), acting for itself and on behalf of its subcontractor, the Australian Nuclear Science and Technology Organisation (“ANSTO”), running through December 31, 2024.
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
In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus to produce DEFINITY. On February 22, 2022, we received FDA approval of our supplemental new drug application (“NDA”) authorizing commercial manufacturing of DEFINITY at our new facility. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.
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
Research and Development Expenses
To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:
•For PYLARIFY, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. We also continue to support investigator sponsored research with the potential to expand the clinical utility of PYLARIFY.
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
•For LNTH-1363S, in collaboration with Ratio Therapeutics, we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We initiated a Phase 1/2a study in patients in 2024.
•For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, and will potentially make additional milestone and royalty payments. We plan to initiate a Phase 1/2a study in prostate cancer patients in 2025.
•For TROP2 and LRRC15, we acquired the rights to the preclinical assets and the underlying license agreements for $2 million and will potentially make additional milestone and royalty payments.
See Note 19, "Acquisition of Assets" in our condensed consolidated financial statements herein for additional information on potential milestone and royalty payments related to the product candidates listed above.
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
PNT2003
Under the terms of the PNT2003 License Agreement, Lantheus Three paid POINT an upfront payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003. In addition, POINT is eligible to receive royalty payments of fifteen percent of net sales of PNT2003.
Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of our clinical development candidates or lifecycle management opportunities will be successful.

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Revenues	$378,734	$319,946	$58,788	18.4%	$1,142,800	$942,430	$200,370	21.3%
Cost of goods sold	136,608	119,995	16,613	13.8%	403,054	462,756	(59,702)	(12.9)%
Gross profit	242,126	199,951	42,175	21.1%	739,746	479,674	260,072	54.2%
Operating expenses
Sales and marketing	43,719	37,399	6,320	16.9%	134,300	106,472	27,828	26.1%
General and administrative	40,516	35,741	4,775	13.4%	135,820	85,163	50,657	59.5%
Research and development	24,148	14,450	9,698	67.1%	132,773	60,883	71,890	118.1%
Total operating expenses	108,383	87,590	20,793	23.7%	402,893	252,518	150,375	59.6%
Gain on sale of assets	—	—	—	N/A	6,254	—	6,254	N/A
Operating income	133,743	112,361	21,382	19.0%	343,107	227,156	115,951	51.0%
Interest expense	4,903	5,054	(151)	(3.0)%	14,624	14,978	(354)	(2.4)%
Investment in equity securities - unrealized gain	(37,325)	—	(37,325)	N/A	(75,492)	—	(75,492)	N/A
Other income	(9,953)	(52,649)	42,696	(81.1)%	(27,785)	(60,362)	32,577	(54.0)%
Income before income taxes	176,118	159,956	16,162	10.1%	431,760	272,540	159,220	58.4%
Income tax expense	45,025	27,999	17,026	60.8%	107,528	49,259	58,269	118.3%
Net income	$131,093	$131,957	$(864)	(0.7)%	$324,232	$223,281	$100,951	45.2%

Comparison of the Periods Ended September 30, 2024 and 2023
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes out-licensing arrangements and partnerships for our biomarker, digital solutions and radiotherapeutic platforms, inclusive of MK-6240 and NAV-4694.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
PYLARIFY	$259,756	$215,428	$44,328	20.6%	$791,881	$621,419	$170,462	27.4%
Other radiopharmaceutical oncology	—	848	(848)	(100.0)%	384	2,383	(1,999)	(83.9)%
Total radiopharmaceutical oncology	259,756	216,276	43,480	20.1%	792,265	623,802	168,463	27.0%
DEFINITY	76,965	67,336	9,629	14.3%	231,629	206,688	24,941	12.1%
TechneLite	20,480	23,272	(2,792)	(12.0)%	70,380	65,853	4,527	6.9%
Other precision diagnostics	6,282	5,740	542	9.4%	18,039	17,002	1,037	6.1%
Total precision diagnostics	103,727	96,348	7,379	7.7%	320,048	289,543	30,505	10.5%
Strategic partnerships and other revenue	15,251	7,322	7,929	108.3%	30,487	29,085	1,402	4.8%
Total revenues	$378,734	$319,946	$58,788	18.4%	$1,142,800	$942,430	$200,370	21.3%
The increase in revenues for the three and nine months ended September 30, 2024, is primarily driven by an increase in PYLARIFY and DEFINITY sales volumes, as well as revenue generated from sales for investigational use of NAV-4694 resulting from the acquisition of Meilleur in June 2024. The increase in revenues were offset for the nine months ended September 30, 2024, when compared to the same period of 2023, by a decrease in net sales royalties in 2024 primarily due to the sale of the rights to our RELISTOR net sales royalties. Net sales royalties related to RELISTOR were recorded in Strategic Partnerships and Other Revenue prior to August 2, 2023.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a measurement period.
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2024	$16,070
Provision related to current period revenues	42,793
Payments or credits made during the period	(36,939)
Balance, September 30, 2024	$21,924

Gross Profit
The increase in gross profit for the three months ended September 30, 2024, as compared to the prior year period, is primarily due to the increase in PYLARIFY and DEFINITY sales volumes, as well as milestone revenue related to an out-licensed asset from Progenics.

The increase in gross profit for the nine months ended September 30, 2024, as compared to the prior year period, is primarily due to the impairment of the AZEDRA marketed intangible asset, which was recorded in 2023 and not in 2024, and an increase in PYLARIFY and DEFINITY sales volumes, partially offset by the decrease of the RELISTOR net royalty sales due to the sale of the rights to the royalties in August 2023.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, business analytics, professional services, market research and market access, and sales meetings.
Sales and marketing expenses increased $6.3 million and $27.8 million for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods. This was primarily driven by our investment in sales and marketing efforts, including an expansion of our PYLARIFY sales force, functional support, and brand strategy intended to support and expand adoption of PYLARIFY and launch planning for new assets.
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
General and administrative expenses increased $4.8 million and $50.7 million for the three and nine months ended September 30, 2024, respectively, as compared to prior year periods. This was primarily driven by investment in technology, higher stock compensation, increased headcount and employee-related costs, and higher professional fees, primarily related to business development activity.
Research and Development
Research and development expenses relate primarily to the development of new products to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $9.7 million for the three months ended September 30, 2024 as compared to the prior year period. This was primarily driven by increased employee-related costs resulting from an increase in headcount as well as an increase in project costs, including research and development expenses related to our acquisition of the rights to develop and commercialize NAV-4694 through our acquisition of Meilleur in June 2024.
Research and development expenses increased $71.9 million for the nine months ended September 30, 2024 as compared to the prior year period. This was primarily driven by in-process research and development (“IPR&D”) expense of $36.0 million related to the Life Molecular Asset Purchase, $2.0 million related to the Radiopharm Asset Purchase, and an upfront option payment of $28.0 million to Perspective. In addition, there was an increase in employee-related costs resulting from an increase in headcount and increased project costs, including MK-6240 research and development expenses. This increase was offset, in part, by a non-cash impairment charge in the prior year associated with an IPR&D asset of $15.6 million and lower clinical expenses related to our Phase 2 study for 1095.
Interest Expense
Interest expense decreased by approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, as compared to the prior year period.
Investment in Equity Securities - Unrealized Gains
Investment in equity securities - unrealized gain increased $37.3 million and $75.5 million for the three and nine months ended September 30, 2024, respectively, primarily due to a $39.5 million and $77.6 million increase in fair value of our investment in shares of Perspective’s common stock for the three and nine months ended September 30, 2024, respectively. This was partially offset by a $2.1 million decrease in fair value of our investment in shares of Radiopharm during the same periods.

Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Nine Months Ended September 30,
	2024	2023
Effective tax rate	24.9%	18.1%
Our effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by the income tax benefits associated with stock compensation deductions.
The increase in the effective income tax rate for the nine months ended September 30, 2024 is primarily due to a benefit recorded in the nine months ended September 30, 2023 related to the sale of the Company’s RELISTOR royalty asset, which resulted in additional net operating losses becoming available for utilization under Internal Revenue Code Section 382. There was no such comparable amount recorded in 2024.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$387,020	$192,973
Net cash (used in) provided by investing activities	$(219,413)	$18,008
Net cash used in financing activities	$(14,877)	$(12,612)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $387.0 million in the nine months ended September 30, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, charges incurred in connection with the Perspective IPR&D exclusive license options, charges related to Radiopharm’s licensed assets, charges related to Life Molecular Imaging’s RM2 license, depreciation, amortization and accretion expense, and stock-based compensation expense. The primary working capital sources of cash is attributable to the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net cash provided by operating activities of $193.0 million in the nine months ended September 30, 2023 was primarily comprised of net income adjusted for the net effect of non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense, gain on the sale of the RELISTOR royalty asset, and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were a decrease to accruals related to the CVR payment, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $36.0 million of payments for the Life Molecular Imaging asset purchase, $42.9 million payments to the Meilleur Stockholders for the acquisition of Meilleur, $2.0 million for the Radiopharm asset purchase, $83.2 million for the purchase of equity securities, and $35.3 million of capital expenditures, partially offset by net cash proceeds of $8.0 million from the sale of the Somerset Facility sublease and associated assets.
Net cash provided by investing activities during the nine months ended September 30, 2023 was due to the net cash proceeds of $98.0 million from the sale of RELISTOR royalty asset offset by $45.3 million for our asset acquisition of Cerveau and $34.5 million of capital expenditures.

Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $21.7 million offset by proceeds of $7.2 million from stock option exercises.
Net cash used in financing activities during the nine months ended September 30, 2023 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $13.6 million and the CVR initial valuation as of the acquisition date of $3.7 million, offset by proceeds of $3.5 million from stock option exercises.
External Sources of Liquidity
In December 2022, we entered into a $350.0 million five-year revolving credit facility (the “2022 Revolving Facility”). The terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (the “2022 Credit Agreement”). We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to $335.0 million or consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
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
Please refer to Note 11, "Long-Term Debt, Net, and Other Borrowings" in our condensed consolidated financial statements for further details on the 2022 Revolving Facility.
As of September 30, 2024, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
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
On August 2, 2023, we sold the right to our RELISTOR royalty asset under our license agreement with Bausch Health Companies, Inc.; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and have the right to receive an additional $5.0 million payment if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Following such sale, we no longer receive tiered, sales-based royalties on worldwide net sales of RELISTOR related to the second quarter of 2023 and subsequent quarters.
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
As discussed in Note 11, "Long-Term Debt, Net, and Other Borrowings" in our condensed consolidated financial statements, during the third quarter of 2024, the Notes became convertible for the fourth quarter of 2024, the quarter immediately following the quarter when conditions for conversion are met, at the option of the holder of the Notes, as stated in the terms of the Notes. We reclassified the carrying value of the Notes from long-term debt, net and other borrowings to current portion of long-term debt, net and other borrowings on our condensed consolidated balance sheet as of September 30, 2024, in accordance with accounting guidance.
If our capital resources become insufficient to meet our future capital requirements, including payments we may be required to make upon conversion of the Notes, we would need to finance our cash needs through public or private equity offerings, debt financings, assets securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Credit Agreement. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Credit Agreement, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such a waiver to remain in compliance with those covenants. However, we cannot provide assurance that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.
At September 30, 2024, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $866.4 million of cash and cash equivalents as of September 30, 2024. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.
Equity Investment Risk
As of September 30, 2024, our recorded carrying value of investments in equity securities was $158.8 million, comprised of our equity investments in Perspective and Radiopharm, and is recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s CEO and Chief Financial Officer (“CFO”), its principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the period covered by this report.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 18, "Commitments and Contingencies", to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2023, except as set forth below:
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
In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (“OPPS”), which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630. When implemented on January 1, 2025, CMS will maintain separate payment for PYLARIFY after the expiration of transitional pass-through for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting. The calendar year 2025 payment rate for PYLARIFY is listed in Addendum B of the final rule and is equal to the current PYLARIFY payment rate. However, we can give no assurance that such rule will remain in effect, that such payment will remain the same or that legislative changes removing such a separate payment for diagnostic radiopharmaceuticals would not be adopted.
In addition, if other government payors or private payors do not provide adequate reimbursement for the use of PYLARIFY, our business, results of operations, financial condition and cash flows could be adversely affected. We plan to continue our advocacy efforts with CMS and private payors so that PYLARIFY customers will have appropriate and adequate reimbursement following the expiration of TPT Status. CMS has finalized its proposal for separate payment for diagnostic radiopharmaceuticals over a certain per day cost threshold based on mean unit costs, which would allow continued separate payment for PYLARIFY. We will continue to work with coalition partners to support using average selling price to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. However, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for approved indications and potentially for additional indications, including for patient selection for PSMA-targeted therapeutics, and for new patient populations, such as patients with favorable intermediate-risk prostate cancer. For example, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive mCRPC who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. However, the prescribing information for PLUVICTO specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and PYLARIFY is not a PSMA-11 based imaging agent. While we note that FDA-approved labels for F 18-based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including by the National Comprehensive Cancer Center in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria, we can give no assurances that PLUVICTO prescribing information will be expanded to incorporate F 18-based PSMA PET imaging agents like PYLARIFY, or how current clinical practice may evolve. In addition, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use for PYLARIFY. To the extent we are unsuccessful in establishing the use of PYLARIFY for approved or new indications or in new patient populations, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
•For PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium and RayzeBio (acquired by Bristol Myers Squibb), each of which has commercialized products or product candidates pending FDA approval or in advanced clinical stage of development.
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
For example, effective January 1, 2022, the CMS granted TPT Status in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in that setting. TPT Status for PYLARIFY is expected to expire December 31, 2024. After TPT Status expires, under current Medicare rules, PYLARIFY would not be separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not always cover the total cost of the procedure. Certain competitor PSMA PET products will continue to have TPT Status after PYLARIFY’s TPT Status expires and this could impact our customer’s prescribing habits. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital OPPS, which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630. When implemented on January 1, 2025, CMS will maintain separate payment for PYLARIFY after the expiration of transitional pass-through for the approximately 20% of patients with traditional Medicare fee-for-service insurance coverage who are treated in the hospital outpatient setting. The calendar year 2025 payment rate for PYLARIFY is listed in Addendum B of the final rule and is equal to the current PYLARIFY payment rate. However, we can give no assurance that such rule will remain in effect, that such payment will remain the same or that legislative changes removing such a separate payment for diagnostic radiopharmaceuticals would not be adopted, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
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

We also expect increased regulation and oversight of advanced diagnostic testing in which our products are used, although the timing of such regulation is uncertain after a recent pause by CMS. Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of HHS may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2024 Physician Fee Schedule Final Rule, CMS determined that it was not feasible to fully operationalize the AUC program consistent with the statute within the required time frame. Accordingly, the agency finalized an indefinite pause to the AUC program and the rescission of the regulations promulgated thus far to implement the AUC program. While it is unclear when CMS will resume implementation of the AUC program, to the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows could be adversely affected.
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
On July 15, 2024, we announced that we acquired Meilleur, which holds the rights under a license agreement to develop and commercialize NAV-4694, an investigational next-generation F 18-labeled PET imaging agent that targets Beta Amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored studies.
Previously, we acquired MK-6240, which is an investigational next-generation F 18-labeled PET imaging agent that targets Tau tangles. Recently, we held a pre-NDA meeting with the FDA and we expect to submit an NDA for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA based on the data submitted or, if approved, that we will be successful in commercializing MK-6240.
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
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which included $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among Lantheus Holdings, LMI, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as Trustee. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. For example, holders could elect to convert their Notes during a calendar quarter if the trading price of our common stock was greater than or equal to 130% of the conversion price of the Notes (initially $79.81 per share) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. During the third quarter of 2024, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the Notes. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by arranging for one or more financial institutions to take the Notes from converting holders and pay such holders in accordance with the Indenture, we would be required to settle any converted principal amount of such Notes through the payment of cash and by paying or delivering, at our election, cash, shares of our common stock, or a combination of cash and shares, with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we reclassified the carrying value of the Notes as a current rather than long-term liability in accordance with accounting guidance.

This has resulted in a material reduction of our net working capital and requires us to maintain total liquidity in excess of the principal balance of the Notes and any contingent liabilities due within twelve months and could require us to seek to increase the amount of our 2022 Revolving Credit Facility or seek alternative financing arrangements. In addition, our issuance of additional shares of common stock, if we elect to settle our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of common stock (whether in whole or in part), will dilute the ownership interests of our existing common stockholders, including any holders of the Notes who have previously received shares of our common stock upon conversion of their Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2024. In December 2022, in connection with the issuance of the Notes, our Board of Directors authorized the repurchase of up to $150.0 million in aggregate amount of our common stock under certain circumstances, of which $75.0 million were repurchased in December 2022. As of December 31, 2023, the authorization for share buyback expired and no additional shares may be purchased under the program following the expiration date. The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022 and April 25, 2024 (the “2015 Plan”), provides for the withholding of shares to satisfy tax withholding obligations and the exercise price of stock options. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2024*	5,981	$122.89	—	—
August 2024*	3,007	$97.60	—	—
September 2024*	2,636	$107.51	—	—
Total	11,624		—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 12, 2024, Robert Marshall, our CFO and Treasurer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 20,000 shares of our common stock between November 15, 2024 and March 17, 2025.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*+	Eighth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2024

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 6, 2024