Form 10-K
period 2024-12-31
Lantheus Holdings, Inc.
filed 2025-02-26
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 was approximately $4,238.4 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2024 of $80.29 per share.
As of February 20, 2025 the registrant had 68,476,575 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on May 1, 2025, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2024.

LANTHEUS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K (“Form 10-K”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential acquisitions, collaborations, development and commercialization plans described in this Form 10-K, or regarding potential future revenues and expenses related to such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with:
•Continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment, and our ability to clinically and commercially differentiate our products;
•Our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed;
•The availability of raw materials, key components, and equipment, either used in the production of our products and product candidates, or in the use by healthcare professionals (“HCPs”) of our products and product candidates, including, but not limited to positron emission tomography (“PET”) scanners PYLARIFY, MK-6240 and NAV-4694;
•Our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products, including the timing for any potential regulatory submissions for these investigational assets;
•Our ability to successfully secure necessary shareholder and regulatory approvals relating to potential acquisitions, including of Life Molecular Imaging Ltd. (“Life Molecular”) and Evergreen Theragnostics, Inc. (“Evergreen”), the time and expense involved in seeking to secure those approvals, potential disruption to our business operations or those of the companies we plan to acquire while the acquisitions are pending or as a result of regulatory requirements related to the acquisitions and potential disruption to operations and productivity during the integration process after necessary approvals are secured and the potential that we are unable to integrate and realize the anticipated benefits that each acquisition is predicted to bring;
•Our strategies, future prospects, and our projected growth, including revenue related to our collaboration agreements with POINT Biopharma Global Inc. (“POINT”), including our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for PNT2002 and PNT2003 and to be successful in the patent litigation associated with PNT2003;
•Our ability to successfully realize the anticipated benefits of our 2024 transactions with Perspective Therapeutics, Inc. (“Perspective”);
•The cost, efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment, and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and
•Our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" of this Form 10-K.
Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to:
Risks Related to Our Portfolio of Commercial Products
•Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) the ability of PET manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand, or that PYLARIFY will always be available at the specific time of day preferred by the end-user, (B) our ability to maintain adequate coding, coverage, and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as the most utilized prostate-specific membrane antigen (“PSMA”) PET imaging agent, including after the expiration of transitional pass-through payment status (“TPT Status”) at the end of 2024, (D) whether and when a potential generic version of PYLARIFY may enter the market and (E) our ability to clinically and commercially differentiate PYLARIFY from other products.
•Our ability to continue to (A) grow the appropriate use of DEFINITY in suboptimal echocardiograms in a competitive environment, (B) mitigate the risk of generic competition as a result of patent and regulatory exclusivity expirations, (C) maintain DEFINITY as the most utilized ultrasound enhancing agent, and (D) have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility.
Risks Related to Reimbursement and Regulation
•The dependence of many of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates.
•Uncertainties regarding the impact of federal and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency, generic drug competition and the potential that efforts to extend or secure separate or otherwise adequate payment for radiopharmaceutical diagnostics are unsuccessful.
•The extensive government regulation and oversight we and our business partners, suppliers and contract manufacturers are subject to, the ability to comply with those regulations and the costs of compliance, including costs to comply with new regulations or changes to the interpretation of existing regulations.
Risks Related to our Business Operations and Financial Results
•Our ability to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business.
•Our ability, and our business partners’ abilities, to defend against any claims that we, or our partners, have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party.
•Our ability to continue to grow PYLARIFY and to successfully launch new PET diagnostic products, including MK-6240 and NAV-4694, is dependent upon the availability of PET scanners generally.
•Our ability to successfully integrate acquisitions, including of Life Molecular and Evergreen, including the potential for unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization.
•Our ability to introduce new products and adapt to an evolving technology and medical practice landscape.
•Our ability to influence and manage the decision-making process with our collaboration partners, in particular where our partners are responsible for the performance of certain key tasks or functions, for example related to manufacturing or regulatory strategy, or where decisions may be controlled by, or subject to the approval of our collaboration partners, who may have views that differ from our own.
Risks Related to Our and our Strategic Partners’ Portfolios of Clinical Development Candidates
•Risks associated with the commercialization of our diagnostic product candidates, MK-6240 and NAV-4694, to be used in diagnosing, staging and monitoring Alzheimer’s disease, including (A) our ability to satisfy our obligations under our existing clinical development partnerships using those product candidates as a research tool; (B) disagreements with the counterparties to our license agreements for MK-6240 and NAV-4694 or the former stockholders of the companies we acquired who could receive future milestone and royalty-based payments that could arise over proprietary rights, contract interpretation or the preferred course of product research, development or marketing; and (C) our ability to further develop and commercialize MK-6240 and NAV-4694 as approved products, including obtaining regulatory approval and gaining post-approval market acceptance and adequate coding, coverage, and payment.
•Risks associated with the development and commercialization of PNT2002, including (A) the outcome of the Phase 3 registrational clinical trial for PNT2002, which we refer to as SPLASH, after full data becomes available, (B) our ability to obtain regulatory approval for PNT2002; (C) the additional costs and risks associated with our ability to successfully launch PNT2002 as a commercial product; (D) the market and patient receptivity to PNT2002 as a radiopharmaceutical therapy; (E) the existence, availability and profile of competing products and therapies; (F) our ability to gain post-approval market acceptance and adequate coding, coverage, and payment for PNT2002; (G) POINT’s ability to successfully develop and scale the manufacturing capabilities to support the launch of PNT2002; and (H) the outcome of the patent infringement claim by Endocyte, Inc. (“Endocyte”), Novartis and Purdue Research Foundation against POINT and Eli Lilly and Co (“Lilly”) alleging that POINT’s manufacturing and sale of PNT2002 infringes an Endocyte patent.
•Risks associated with the commercialization of PNT2003, including (A) the outcome of the patent infringement claim by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, in response to our filing of our Abbreviated New Drug Application; (B) our ability to obtain regulatory approval for PNT2003, including the 180-day period of generic marketing exclusivity in the U.S. market as the “first applicant,” as provided under the Hatch-Waxman Act; (C) our ability to gain post-approval market acceptance and adequate coding, coverage, and payment for PNT2003; and (D) POINT’s ability to successfully develop and scale the manufacturing capabilities to support the launch of PNT2003.
•Risks associated with our agreements with Perspective, including finalizing the license agreements in the event we exercise our options to do so, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology.
•Risks associated with the development of our pipeline assets, including (A) under agreements with third parties such as the license and collaboration agreement for LNTH-2401 and LNTH-2402 relating to RM2, (B) the development of LNTH-2403 and LNTH-2404, the associated investment in Radiopharm Theranostics Limited (“Radiopharm”) and our co-development partnership with Radiopharm relating to the clinical development of our innovative products and product candidates in Australia.
Risks Related to our Capital Structure
•Risks related to our outstanding indebtedness and our ability to satisfy those obligations, including the 2.625% Convertible Senior Notes due 2027.
•Risks related to the ownership of our common stock.
NOTE REGARDING COMPANY REFERENCES
Unless the context requires otherwise, references to “Lantheus,” “the Company,” “our company,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; reference to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “LMI” refer to Lantheus Medical Imaging, Inc., the wholly owned subsidiary of Lantheus Holdings; references to “Lantheus Alpha” and “Meilleur” refer to Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two,” “Lantheus Three,” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Lantheus Two, LLC; Lantheus Three, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly owned subsidiary of LMI, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly owned subsidiary of Progenics.
NOTE REGARDING TRADEMARKS
We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: PYLARIFY®, DEFINITY®, and Find Fight and Follow® referred to in this Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Form 10-K is, to our knowledge, owned by that other company.

PART I
Item 1. Business
Overview
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our leading Radiopharmaceutical Oncology products help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically.
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
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Montreal, Canada and Lund, Sweden.
Chief Executive Officer Transition
On March 1, 2024, Brian Markison, became our Chief Executive Officer (“CEO”), and Mary Anne Heino retired as our CEO and became the Chair of our Board of Directors (“Board”). As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his CEO appointment in March 2024, and Board Member Julie McHugh became Lead Independent Director.
Evolution into Fully-Integrated, Radiopharmaceutical Company
During 2024, we executed on our strategy to evolve into a fully integrated radiopharmaceutical company, supported by our increasingly diversified portfolio and our targeted initiatives to expand our pipeline, commercial, development and manufacturing capabilities. Over the course of the year and into 2025, we announced multiple strategic transactions, which further our goals to focus on new high growth markets and expand and diversify our capabilities and development pipeline with complementary assets. A brief description of these transactions is summarized below.
Pending Acquisition of Life Molecular Imaging
On January 13, 2025, we announced that we entered into a definitive agreement to acquire Life Molecular. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The definitive agreement provides for an upfront payment of $350.0 million and up to an additional $400.0 million in potential earn-out and milestone payments. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary regulatory and closing conditions. This acquisition would enable us to establish a commercial franchise in Alzheimer’s disease, expand our growth profile with Neuraceq, an approved Alzheimer’s disease radiodiagnostic, enhance our research and development and clinical development capabilities, and strengthen our innovative radiodiagnostic pipeline.
Previously, on July 3, 2024,we acquired from Life Molecular the global rights to its clinical stage RM2, a gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, and potential regulatory milestone payments plus royalties (the “RM2 Asset Purchase”). GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to begin a Phase 1/2a study with LNTH-2402 in prostate cancer patients in 2025. We expect LNTH-2401 could be used as a companion diagnostic, and that together, LNTH-2401 and LNTH-2402 could potentially allow us to enter into new disease areas.
For more information on the acquisition of the global rights to RM2, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Pending Acquisition of Evergreen Theragnostics
On January 27, 2025, we announced that we entered into an Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC, pursuant to which we will acquire Evergreen by means of a statutory merger of our subsidiary with and into Evergreen, with Evergreen surviving as our wholly-owned subsidiary (the “Evergreen Merger”). Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services, as well as drug discovery and commercialization of proprietary products. Our acquisition of Evergreen would enhance our capabilities across the radiopharmaceutical value chain, specifically strengthening our clinical and commercial manufacturing capabilities in therapeutic oncology; expand our late-stage pipeline with a registrational-stage PET diagnostic agent that could complement PNT2003; and grow our early-stage pipeline with multiple clinical and pre-clinical theranostic pairs.
Acquisition of NAV-4694
On June 18, 2024, we acquired Meilleur Technologies, Inc. (“Meilleur”), including its asset NAV-4694, an investigational F-18-PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and an additional $10.0 million payment in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. We could also pay double-digit milestone payments upon achievement of specified annual commercial sales and double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials.
For more information, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Exclusive License for Radiopharm Theranostics Limited
On June 15, 2024, we entered into an agreement with Radiopharm to acquire all of Radiopharm’s global, exclusive rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a monoclonal antibody that targets LRRC15, a preclinical therapeutic candidate targeting osteosarcoma, and a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody, a preclinical stage therapy. In connection with this acquisition, we are assuming the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.
For more information, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
On March 1, 2024, we transferred the fixed assets and associated lease of our Somerset, New Jersey facility to Perspective, and the parties entered into a transition services arrangement pursuant to which we provided certain services relating to final disposal of radioactive waste and certain other related services.
During 2024, we also purchased an aggregate of 11,677,339 shares of Perspective’s common stock (the “Perspective Shares”), after giving effect to a 1-for-10 reverse stock split, resulting in the Company holding approximately 19.9% of Perspective’s outstanding common stock (or 17.35% on a fully diluted basis) as of March 6, 2024.
For more information, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Other Notable Transactions
Prior to 2024, we executed on some additional transactions that are notable to our business, including the following:
Exclusive License for PNT2002 & PNT 2003
On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT Biopharma Global Inc. (“POINT”), in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore, and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates. PNT2002 is a PSMA-targeted radiopharmaceutical therapy in development for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”). PNT2003 is a somatostatin receptor (“SSTR”) therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors.
On December 27, 2023, Lilly announced the completion of its acquisition of POINT. The acquisition has not impacted the status of the license agreements related to these product candidates or the work being performed in connection with those license agreements and our collaboration with POINT.
PNT2002
POINT is generally responsible for funding and development activities required for FDA approval of PNT2002, including generating all clinical and nonclinical data, analysis and other information, and we are responsible for preparing for and seeking regulatory approval, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2002, subject to certain exceptions described in the license and collaboration agreement between the Company and POINT, dated November 11, 2022 (the “PNT2002 License Agreement”).
The Phase 3 registrational clinical trial for PNT2002 (“SPLASH”) was designed to evaluate the efficacy and safety of PNT2002 in patients with mCRPC who have progressed following treatment with an androgen receptor pathway inhibitor (“ARPI”). On December 18, 2023, we announced that the SPLASH trial met its primary endpoint, demonstrating a median radiographic progression-free survival (“rPFS”) per blinded independent central review of 9.5 months for patients treated with PNT2002, compared to 6 months for patients treated with ARPI in the control arm, a statistically significant 29% reduction in the risk of radiographic progression or death (hazard ratio (“HR”) 0.71; p=0.0088). At the time of the analysis, interim overall survival (“OS”) results were immature (46% of protocol pre-specified target OS events reached), and the HR was 1.11. On September 15, 2024, we presented additional clinical data from initial topline results of SPLASH during the European Society of Medical Oncology Congress 2024. On November 6, 2024, we announced that the second interim analysis performed at 75% of protocol pre-specified overall survival events demonstrated results for both rPFS and OS that did not materially change from the interim analysis that was performed at 46% of pre-specified events. The OS results and HR in the intent-to-treat population remain confounded by the overwhelming number of patients who crossed over to receive PNT2002. Crossover adjusted analyses were post-hoc, and we are continuing to review the data and perform additional subset analyses in collaboration with our partner in preparation for further interactions on our path forward.
PNT2002 demonstrated a favorable safety profile compared to patients treated with ARPI in the control arm. Only 3.0% of patients treated with PNT2002 halted or reduced therapy as a result of treatment-emergent adverse events (“TEAEs”), compared to 11.5% of patients treated with ARPI, and 17.1% of PNT2002 patients experienced serious TEAEs compared to 23.1% of ARPI patients.
The open-label study randomized 412 patients with PSMA-expressing mCRPC who had progressed on ARPI therapy and either refused or were not eligible for chemotherapy, in a 2:1 randomization ratio. At the time of the first interim analysis, 84.6% of patients who experienced progressive disease in the control arm subsequently crossed over to receive PNT2002. SPLASH was conducted across the United States, Canada, Europe, and the United Kingdom. Eighty percent of SPLASH patients resided in North America and approximately ten percent of all participants were Black or African American.
In June 2024, Endocyte, Novartis and Purdue Research Foundation sued POINT and Lilly alleging that POINT’s manufacturing and sale of PNT2002 infringes an Endocyte patent.
PNT2003
POINT is responsible for curating all data, analysis and other information necessary for regulatory approval, and supporting us in the preparation of regulatory filings for PNT2003. We are responsible for preparing for and seeking regulatory approval of all such applications, as well as performing and funding all future development and commercialization following such approval. POINT will be responsible for all manufacturing of PNT2003, subject to certain exceptions described in the license and collaboration agreement between our subsidiary, Lantheus Three and POINT, dated November 11, 2022 (the “PNT2003 License Agreement”).
On January 11, 2024, we announced that our Abbreviated New Drug Application (“ANDA”) for PNT2003 had been accepted for filing by the FDA. On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to our ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. Under the terms of the Hatch-Waxman Act, full FDA approval of our ANDA filing could be subject to a stay of up to 30 months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, we would expect to launch PNT2003 in 2026, although there can be no assurance of that approval or timing. Based on the most recent update to the FDA’s online Paragraph IV database listings, we believe we are the first applicant to have filed a substantially complete ANDA for lutetium Lu 177 dotatate containing a Paragraph IV certification under the provisions of the Hatch-Waxman Act. As the first applicant, if our ANDA is approved, we believe we will be eligible for 180 days of generic marketing exclusivity in the U.S. Upon approval, we believe PNT2003 will be the first radioequivalent to lutetium Lu 177 dotatate, which is indicated for the treatment of somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. We define radioequivalent as a radiopharmaceutical whose mechanism of action is determined to be equivalent to that of the reference product by the FDA, or a similar regulator outside the United States.
For more information, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Our Portfolio of Commercial Products and Other Sources of Revenue
Radiopharmaceutical Oncology
Our commercial product in our Radiopharmaceutical Oncology category includes the following:
•PYLARIFY (also known as piflufolastat F-18, 18F-DCFPyL or PyL) is an F-18-labelled PSMA-targeted PET imaging agent used with PET/computed tomography (“CT”). PYLARIFY is indicated in the U.S. for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in men with suspected recurrence based on elevated serum prostate-specific antigen (“PSA”) levels. Piflufolastat F-18 is approved under the name PYLCLARI in Europe and licensed by us to Curium.
Precision Diagnostics
Our commercial products in our Precision Diagnostics category include the following:
•DEFINITY is an injectable ultrasound enhancing agent with perflutren-containing lipid microspheres, or microbubbles, that is used in echocardiography exams. The indication for DEFINITY in the U.S. is for use in adult and pediatric patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. We believe we are currently the most utilized worldwide provider of ultrasound enhancing agents for use in echocardiography. DEFINITY is approved under the name LUMINITY in Europe and sold through third-party distribution relationships.
•TechneLite is a Technetium (“Tc-99m”) generator that provides the essential nuclear material used by radiopharmacies to radiolabel NEUROLITE, CARDIOLITE and other Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures. TechneLite uses Molybdenum-99 (“Mo-99”) as its active ingredient.
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
Strategic Partnerships and Other Revenue
Our commercial products in our Strategic Partnerships and Other Revenue product category include the following:
•Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. aBSI is FDA cleared and received a European Conformity Marking (“CE mark”).
•aPROMISE, or PYLARIFY AI, is artificial intelligence medical device software that is designed to allow HCPs and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY.
Our Strategic Partnerships and Other Revenue, also includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our investigational products, such as MK-6240 and NAV-4694, in clinical trials as research tools, as well as royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us. For example, flurpiridaz is an F-18-based PET MPI agent that we previously licensed to GE Healthcare Limited (“GE Healthcare”). Flurpiridaz was approved by the FDA in 2024 under the name Flyrcado for PET MPI under rest or stress (pharmacologic or exercise) in adult patients with known or suspected coronary artery disease (“CAD”) to evaluate for myocardial ischemia and infarction. Similarly, RELISTOR (methylnaltrexone bromide) is a treatment for opioid-induced constipation that decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection and an oral tablet. In 2011 Progenics licensed methylnaltrexone (“MNTX”) along with products containing MNTX, including both approved forms of RELISTOR, to Salix Pharmaceuticals, Inc., a Bausch Health Companies, Inc. (“Bausch”) and on August 2, 2023, we sold the right to the RELISTOR net sales royalties under that license agreement and retained the rights to future sales-based milestone payments.
Additional Information about our Product Categories
Radiopharmaceutical Oncology
PYLARIFY is the most utilized radiopharmaceutical diagnostic agent indicated for PET imaging of PSMA-positive lesions in patients with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated PSA levels. PYLARIFY works by binding to PSMA, a protein that is overexpressed on the surface of more than 90% of primary and metastatic prostate cancer cells. PYLARIFY works with PET/CT technology to produce a combined scan that enables the scan reader to detect and locate the disease.
According to the American Cancer Society, prostate cancer is the second most common cancer in American men - one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.3 million American men are living with prostate cancer today. Based on estimates from third-party sources regarding the incidence of prostate cancer in men in the U.S., we believe the current market potential for PSMA PET imaging agents in the U.S. for 2025 could be about 525,000 scans, and the total addressable market by 2030 could be approximately 750,000 annual scans.
PYLARIFY is manufactured on a diverse, F-18 distributor supply network of PMFs, ensuring convenient and reliable supply. After being made on a cyclotron at a PMF, the F-18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each PMF manufacturing PYLARIFY is deemed by the FDA to be a separate manufacturing site, each is separately approved by the FDA. As of December 31, 2024, we had activated a total of 62 PMF manufacturing sites in our PMF network, up from 54 activated sites as of December 31, 2023. These additional sites provide geographic breadth, out-the-door time flexibility and added optionality. Overall, we have achieved broad national distribution of PYLARIFY with customers in 48 of 50 states, the District of Columbia and Puerto Rico.
In addition to our network of commercial PMFs, we also work with academic medical centers in the U.S. that have radioisotope-producing cyclotrons and that have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center manufactures F-18 on its cyclotron and completes the manufacturing process for PYLARIFY. PYLARIFY can then be used by the academic medical center itself, and in some cases distributed to other customers under separate purchase agreements.
Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted transitional pass-through payment status (“TPT Status”) in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare fee-for-service (“FFS”) to provide separate payment for PYLARIFY in addition to the payment for the PET/CT procedure in that setting. TPT Status for PYLARIFY expired on December 31, 2024.
In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognizes the value and need for broad access in diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630. Effective January 1, 2025, CMS is maintaining separate payment for PYLARIFY after the expiration of TPT Status for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. The calendar year 2025 payment rate for PYLARIFY is listed in Addendum B of the final rule. We plan to continue working with CMS on the potential adoption of payment based on Average Sales Price (“ASP”) in the future. We have been reporting ASP since our first dose sold, helping to provide a clear path forward for CMS to potentially make payments based on ASP instead of mean unit cost (“MUC”).
Our continued growth of PYLARIFY will depend on our ability to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as the most utilized PSMA PET imaging agent in a competitive space. PYLARIFY’s current competition is primarily two Gallium-68 (“Ga-68”)-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants to the market as a result of the expiry of PYLARIFY’s five-year new chemical entity (“NCE”) exclusivity period in 2026, on the fifth anniversary of the FDA’s approval, could generate increased competition for PYLARIFY. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and through long-term strategic contracts.

We actively pursue patents in connection with PYLARIFY, both in the U.S. and internationally. In the U.S. for PYLARIFY, we have patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”), including composition of matter patents, the last of which expires in 2037. Outside of the U.S., we have, and are currently pursuing, additional patents related to piflufolastat F-18 to obtain similar patent protection as in the U.S.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with PYLARIFY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2024 and 2023 - Revenues” of this Form 10-K for further information on total revenue contributed by PYLARIFY since its approval.
Precision Diagnostics
DEFINITY is the most utilized ultrasound enhancing agent in the U.S. and is indicated for use in adult and pediatric patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY refers to both its activated and non-activated forms.
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
Based on estimates from third party sources, we believe there were approximately 27 to 32 million echocardiograms performed in the U.S. in 2023 (the latest time period for which full year data is available). Assuming that between 20% and 30% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 5 to 10 million echocardiograms in 2023 produced suboptimal images.
Since its launch in 2001, DEFINITY has been used in imaging procedures in more than 28 million echocardiograms throughout the world. In March 2024, we received FDA approval for our supplemental new drug application for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY. We estimate that, as of December 31, 2024, DEFINITY had over 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures. DEFINITY currently competes with two other FDA-approved ultrasound enhancing agents, as well as echocardiography without the use of ultrasound enhancing agents and non-echocardiography imaging modalities. DEFINITY and the other FDA-approved ultrasound enhancing agents all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY,” of this Form 10-K for more information.
We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S. for DEFINITY, we have Orange Book-listed method-of-use patents, the last of which expires in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. The Orange Book-listed patents include a patent on the use of VIALMIX RFID (see below), which expires in 2037; we have submitted additional VIALMIX RFID patent applications in major markets throughout the world.
DEFINITY is activated through the use of medical devices branded as VIALMIX and VIALMIX RFID. The activation rate and time are controlled by VIALMIX RFID through the use of radio-frequency identification technology (“RFID”) to ensure reproducible activation of DEFINITY. The RFID tag, which is affixed to the vial label, enables the DEFINITY vial to be appropriately activated with the VIALMIX RFID activation device. We rely on Jubilant HollisterStier (“JHS”) as a significant supplier of DEFINITY. We also produce DEFINITY in our in-house manufacturing facility at our North Billerica campus.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2024 and 2023 - Revenues” for further information on revenue contributed by DEFINITY.

TechneLite
TechneLite is a self-contained system or generator of Tc-99m, a radioactive isotope with a six hour half-life, used by radiopharmacies to prepare various nuclear imaging agents. Tc-99m results from the radioactive decay of Mo-99, itself a radioisotope with a 66-hour half-life sourced in our supply chain in nuclear research reactors located in Belgium, South Africa and Australia from enriched uranium. The TechneLite generator houses a vertical glass column at its core that contains Mo-99, which degrades to Tc-99m. During our manufacturing process, Mo-99 is added to the column within the generator where it is adsorbed onto alumina powder. The column is sterilized, enclosed in a lead shield and further sealed in a cylindrical plastic container, which is then immediately shipped to our radiopharmacy customers. Because of the half-lives of Mo-99 and Tc-99m, radiopharmacies typically purchase TechneLite generators on a weekly basis pursuant to standing orders.
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
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2024 and 2023 - Revenues” for further information on revenue contributed by TechneLite.
Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our products and product candidates. In addition to our recently announced plans to acquire Life Molecular and Evergreen, we are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, we are focused on radiopharmaceutical diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas that complement our existing portfolio. Our Biomarker Solutions business focuses on advancing innovative imaging biomarker solutions, such as our investigational late-stage Alzheimer’s disease radiodiagnostic candidates, MK-6240 and NAV-4694, through collaborations with pharmaceutical companies and academic centers.
Our Biomarker Solutions business also includes our Microbubble Platform, in which we generally enter into collaborations with partners seeking to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is generally intended to be used as a vehicle to deliver a therapeutic drug. Our Digital Solutions business focuses on developing and commercializing 510(k) cleared and CE marked digital applications to enhance the performance of imaging agents; our Digital Solutions portfolio currently includes aBSI, aPROMISE, and PYLARIFY AI.
Oncology
As we continue to pursue expanding strategic partnerships, our Biomarker Solutions activities in oncology include:
•Prostate Cancer – We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
▪Curium (our licensee for piflufolastat F-18 in Europe) is commercializing piflufolastat F-18 under the name PYLCLARI in Europe. In addition, we previously entered into an agreement with Curium to add PYLARIFY to its U.S. ECLIPSE trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients mCRPC. PYLARIFY is being used to determine PSMA-avidity as part of patient selection.
•We have also entered into several other separate agreements, including with POINT and Regeneron Pharmaceuticals, Inc., under which we supply PYLARIFY in connection with their clinical trials. Under a strategic collaboration with the Prostate Cancer Clinical Trial Consortium (“PCCTC”), a premier multicenter clinical research organization that specializes in prostate cancer research, our artificial intelligence (“AI”) platform is being integrated into PCCTC studies to advance the development and validation of novel AI-enabled biomarkers.
◦Pan-Oncology - In collaboration with Ratio Therapeutics LLC (previously Noria Therapeutics, Inc.), we are developing LNTH-1363S, a novel copper-64 labeled PET imaging agent, targeting fibroblast activation protein alpha. We believe this diagnostic agent candidate could have broad potential applicability and use in oncology as well as inflammatory diseases. In 2024, we completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and initiated a Phase 1/2a study.
Microbubble Platform

We previously entered into microbubble collaborations with strategic partners that are using our microbubbles in connection with the development of their medical devices. For example, CarThera SAS is developing SonoCloud, a proprietary implantable device in development for the treatment of recurrent glioblastoma that will be used in combination with our microbubbles. Similarly, Insightec Ltd. is developing a transcranial guided focused ultrasound device for the treatment of glioblastoma, as well as other neurodegenerative conditions, and such device will also be used in combination with our microbubbles.
MK-6240
MK-6240 is an investigational late-stage F-18-labeled PET imaging agent designed to detect tau protein in the form of neurofibrillary tangles in the brains of patients with known or suspected Alzheimer’s disease. MK-6240 is currently in Phase 3 development and is also being used as a biomarker in more than 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. Research revenue is derived from the use of MK-6240 in those clinical trials and includes milestone and dose-related payments.
NAV-4694
NAV-4694 is an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. Research revenue is derived from the use of NAV-4694 in those clinical trials and includes milestone and dose-related payments.
RELISTOR
On August 2, 2023, we sold our right to our RELISTOR net sales royalty asset under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale. Pursuant to our license agreement with Bausch, we are eligible to receive one-time sales milestone payments upon achievement of specified U.S. net sales targets, including:

U.S. Net Sales Levels in any Single Calendar Year	Payment
In excess of $150 million	$15.0 million
In excess of $200 million	$20.0 million
In excess of $300 million	$30.0 million
In excess of $750 million	$50.0 million
In excess of $1 billion	$75.0 million
During the fourth quarter of 2023, the Company earned the $15.0 million sales-based milestone payment listed above and did not earn a sales-based milestone payment in 2024. Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied. The remaining milestone payments could be made within the same calendar year if the highest sales levels were reached in any single calendar year.
aBSI
aBSI automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The cloud based aBSI was made available for clinical use in the U.S. on August 5, 2019. In February 2020, Progenics received a CE mark for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system.
PYLARIFY AI
PYLARIFY AI is an FDA-cleared AI medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. Our subsidiary, EXINI, was granted 510(k) clearance by the FDA in the U.S. and received a CE mark in Europe for aPROMISE. We commercially launched aPROMISE under the name PYLARIFY AI in the U.S. in November 2021 and the FDA granted us an additional 510(k) clearance during the second quarter of 2022.
Flurpiridaz
In 2017, we entered into a definitive, exclusive global Collaboration and License Agreement with GE Healthcare for development and worldwide commercialization of flurpiridaz, an F-18-based PET MPI agent designed to assess blood flow to the heart in patients suspected of CAD. Under the agreement, we received an upfront cash payment of $5.0 million and are eligible to receive up to $60.0 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the U.S. In September 2024, GE Healthcare announced that it had received FDA approval of flurpiridaz under the name Flyrcado for coronary artery disease diagnosis and anticipated commercialization to begin in the first half of 2025.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic activities.
Our Clinical Development Candidates
In addition to our commercial products and strategic partnerships with third parties, we also have ongoing clinical development programs, including the following:
•MK-6240 is an investigational late-stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. MK-6240 is currently in Phase 3 development and is also being used in over 100 ongoing academic and industry trials, many for late-stage therapeutic candidates.
•NAV-4694 is an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease, NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials.
•PNT2002 is an investigational PSMA-targeted radiopharmaceutical therapy for the treatment of mCRPC. On December 18, 2023, we announced positive topline results from SPLASH, the Phase 3 registrational trial for PNT2002 designed to evaluate superiority to the standard of care in mCRPC pre-chemotherapy patients who have failed one androgen receptor pathway inhibitor. At the time of the analysis, interim OS results were immature (46% of protocol pre-specified target OS events reached), and the HR was 1.11. On September 15, 2024, we presented additional clinical data from initial topline results of SPLASH during the European Society of Medical Oncology Congress 2024. On November 6, 2024, we announced that the second interim analysis performed at 75% of protocol pre-specified OS demonstrated results for both rPFS and OS that did not materially change from the interim analysis that was performed at 46% of pre-specified OS events. Crossover adjusted analyses were post hoc, and we are continuing to review the data and perform additional subset analyses in collaboration with our partner in preparation for further interactions on our path forward.
•PNT2003 is an investigational SSTR therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors. On January 11, 2024, we announced that our ANDA for PNT2003, which included Paragraph IV certification, was accepted for filing by the FDA. Pursuant to the procedure set forth in the Hatch Waxman Act, we were sued for patent infringement by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity. See Part I, Item 1. “Business - Other Notable Transactions - Exclusive License for PNT2002 & PNT2003 - PNT2003,” for more information on the litigation.
•LNTH-1363S is an investigational fibroblast activation protein, alpha targeted, copper-64 labeled PET imaging agent candidate that we believe could have broad potential imaging applicability and use in oncology. We completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and initiated a Phase 1/2a study.
•LNTH-2401, also known as 68Ga-DOTA-RM2, is a novel radiodiagnostic targeting the gastrin-releasing peptide receptor. We expect LNTH-2401 could be used as a companion diagnostic to LNTH-2402.
•LNTH-2402, also known as 177Lu-DOTA-RM2, is a novel gastrin-releasing peptide receptor targeted radiotherapeutic for solid tumors including prostate, breast, lung and other cancers. We intend to begin a Phase 1/2a study with LNTH-2402 in prostate cancer patients in 2025.
•LNTH-2403, also known as LRRC15, is a leucine-Rich Repeat-Containing Protein 15 targeted radiotherapeutic. It received Orphan Drug and Rare Pediatric Disease designation from the FDA for the treatment of osteosarcoma.
•LNTH-2404 is a Trophoblast cell surface antigen-2 targeted radiotherapeutic designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.
For the years ended December 31, 2024, 2023 and 2022, we invested $168.1 million, $77.7 million and $311.7 million in research and development (“R&D”), respectively, primarily related to our clinical development candidates. In addition to our clinical development group, our R&D team also includes our Medical Affairs, Regulatory, Clinical Operations, Research and Pharmaceutical Development, and Isotope Strategy functions.
See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic partnerships and clinical development programs.

Distribution, Marketing and Sales
The following table sets forth certain key market information for each of our commercial pharmaceutical products within each product category:

Product	Approved Markets
Radiopharmaceutical Oncology
PYLARIFY	European Union*, United States
Precision Diagnostics
DEFINITY (or LUMINITY)	Australia, Canada, China, European Union, European Economic Area, Israel, New Zealand, United Kingdom, United States
TechneLite	Australia, Canada, Colombia, South Korea, Taiwan, United States
NEUROLITE	Australia, Austria, Belgium, Canada, Costa Rica, Denmark, France, Germany, Hong Kong, Italy, Japan, Luxembourg, South Korea, Spain, Taiwan, United States
Xenon	United States
CARDIOLITE	Australia, Canada, Israel, Japan, New Zealand, South Korea, Taiwan, United States
*Approved under the name PYLCLARI and licensed to Curium.
With respect to our medical devices:
•Progenics received a CE mark for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system.
•EXINI was granted 510(k) clearance by the FDA in the U.S. and received a CE mark in Europe for aPROMISE. We launched aPROMISE under the name PYLARIFY AI in the U.S.
PYLARIFY sales are generated in the U.S. through an internal PYLARIFY sales team, as well as a sales team at some of our PMF partners. Sales of DEFINITY are generated in the U.S. through an internal DEFINITY sales team. While a small portion of our SPECT product sales in the U.S. are generated through our internal sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities, we primarily sell our SPECT products, including TechneLite, NEUROLITE, Xenon, and CARDIOLITE, to large radiopharmacy chains. We have licensed RELISTOR to Bausch, and while we have sold the right to our RELISTOR net sales royalties under our license agreement, we have retained the rights to future sales-based milestone payments generated by Bausch.
Flurpiridaz F-18 is licensed to GE Healthcare, which is commercializing it as Flyrcado in the United States. We are entitled to milestone and royalty-based payments for Flyrcado.
Seasonality
We have some modest seasonality for our products as patients may seek to schedule diagnostic imaging and other procedures less frequently during the summer vacation months and over the year-end holidays.
Customers
No customer accounted for greater than 10% of revenues for the years ended December 31, 2024, 2023, and 2022.
Backlog
Our backlog consists of orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers at any time with the exception of TechneLite orders. TechneLite customers must provide us with four weeks advanced notice to cancel an order. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our consolidated revenues and is not necessarily indicative of future revenues for any given period.

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
•For PYLARIFY, our principal competitors are currently Telix Pharmaceuticals Limited, Novartis AG, and Blue Earth Diagnostics Ltd., a subsidiary of Bracco Diagnostics Inc. (“Bracco”); and there is the potential for future competition from others who may submit regulatory applications in anticipation of PYLARIFY’s NCE exclusivity expiry in 2026.
•For DEFINITY, our competitors currently include GE Healthcare and Bracco.
•For a number of our SPECT products, our competitors currently include Curium, GE Healthcare, Bracco, and Jubilant Life Sciences, an affiliate of JHS and Jubilant Radiopharma, and potentially BWXT Medical.
Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future. For example, for PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium, and RayzeBio (acquired by Bristol Myers Squibb). For MK-6240 and NAV-4694, our principal competitors may include Lilly and GE Healthcare.
We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on competitive products, development of new products that are more cost-effective or have superior performance than our current or future products, or the introduction of generic versions after our proprietary products lose their patent or regulatory exclusivity protection. In addition, distributors of our products could attempt to shift end-users to competing modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
Further, the radiopharmaceutical and biopharmaceutical industry continues to evolve strategically, with several market participants recently acquired by larger companies that may have more significant resources than ours. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), government reimbursement policies, such as TPT Status, and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers, and suppliers.
Raw Materials and Supply Relationships
We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2024, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), the Australian Nuclear Science and Technology Organisation (“ANSTO”), and NTP Radioisotopes (“NTP”), which, in the aggregate, accounted for approximately 7.8% of our total purchases and relate specifically to TechneLite.
Molybdenum-99
Our TechneLite, CARDIOLITE and NEUROLITE products all rely on Mo-99, the radioisotope which is produced by bombarding uranium with neutrons in research reactors. With a 66-hour half-life, Mo-99 decays into, among other things, Tc-99m, a radioisotope with a half-life of six hours. Tc-99m is an isotope that is attached to radiopharmaceuticals, including our own NEUROLITE and CARDIOLITE, during the labeling process and is the most common radioisotope used for medical diagnostic imaging purposes.
We currently purchase finished Mo-99 from three of the four main processing sites in the world, namely IRE in Belgium, NTP in South Africa and ANSTO in Australia.
Although we believe we have the most globally diverse Mo-99 supply, we still face supplier and logistical challenges in our Mo-99 supply chain. When one supplier experiences outages, we generally rely on other suppliers to limit the impact of the outages. We believe we effectively manage these various supply chain challenges, but depending on reactor and processor schedules and operations, at times we have not been able to fill some or all of the demand for our TechneLite generators on certain manufacturing days. A prolonged disruption of service from one of our three Mo-99 processing sites or one of their main Mo-99-producing reactors could have a negative effect on our business, results of operations, financial condition and cash flows.

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
Other Materials
We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components, some of which are sole-sourced, and all of which we currently believe are either in good standing or replaceable without any material disruption to our business.
See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks associated with our raw materials and supply arrangements.
Manufacturing
The commercial manufacture of PYLARIFY requires us to create a field-based network of specialized PMFs with radioisotope-producing cyclotrons. The radioisotope used in PYLARIFY is F-18, which has a 110 minute half-life, requiring that this agent be manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F-18 is combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Because each of the PMFs manufacturing PYLARIFY is deemed by the FDA to be a separate manufacturing site, each requires separate FDA approval.
We have a specialized in-house FDA-approved manufacturing facility at our North Billerica campus for purposes of producing DEFINITY. On February 22, 2022, we received FDA approval of our sNDA, authorizing commercial manufacturing of DEFINITY at our new facility. DEFINITY manufactured at this facility became commercially available on February 23, 2022. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.
We manufacture TechneLite on an automated production line and we process and finish Xenon on a hot cell line at our North Billerica, Massachusetts facility.
We manufacture, finish and distribute our radiopharmaceutical products on a just-in-time basis, and supply our customers with these products either by next day delivery services or by ground or air custom logistics.
In addition to our in-house manufacturing capabilities, a substantial portion of our products are manufactured by third party contract manufacturing organizations, and in certain instances, we rely on them for sole source manufacturing. To ensure the quality of the products that are manufactured by third parties, certain of the key raw materials used in those products are first sent to our North Billerica, Massachusetts facility, where we test them prior to the third party manufacturing of the final product. For many of our products, after the final products are manufactured, they are sent back to us for final quality control testing, and then we ship them to our customers. We have expertise in the design, development, and validation of complex manufacturing systems and processes, and our strong execution and quality control culture supports the just-in-time manufacturing model at our facilities.
Manufacturing and Supply Arrangements
We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:
•PYLARIFY—We have entered into commercial supply agreements with different PMF networks. Our agreements with our PMF networks allow for termination upon the occurrence of specified events, including material breach or bankruptcy by either party, and have various termination dates generally terminating between 2027 and 2030 and subject to renewal provisions.
•DEFINITY, CARDIOLITE and NEUROLITE—In February 2022, we entered into a Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY, CARDIOLITE, NEUROLITE and evacuation vials, the latter being an ancillary component for our TechneLite generators. The agreement expires on December 31, 2027, and can be renewed upon mutual consent. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to order from JHS a specified minimum percentage of our total requirements for DEFINITY, as well as specified quantities of CARDIOLITE, NEUROLITE and evacuation vial products, each year during the contract term.

See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks associated with our manufacturing and supply relationships.
Intellectual Property Matters
Patents, trademarks and other intellectual property rights, both in the U.S. and foreign countries, are very important to our business. We also rely on trade secrets, manufacturing know-how, technological innovations, licensing agreements and confidentiality agreements and regulatory exclusivities to maintain and improve our competitive position. We review third party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.
Description of Patent Rights

Patents grant the legal right to exclude others from practicing an invention. In the United States, patent rights prohibit (subject to certain exceptions) others from making, using, selling, offering for sale, or importing the claimed invention without the permission of the patentee.
Patent rights are territorial and must be obtained in every jurisdiction in which protection is desired. The legal requirements for obtaining a patent vary by jurisdiction and can include the requirement that the claimed subject matter is new (novel) and nonobvious (or inventive). Other requirements, depending on jurisdiction, can include that the invention be adequately described so as to enable others to make and use it, and that the inventors be properly identified.
Patent rights are defined by the claims set forth in the granted patent, which define the scope of the right to exclude others from practicing the patented invention. Patent infringement arises when a third party practices without authorization, each element of the claims set forth in the granted patent. It is also possible to indirectly infringe a patent, such as by inducing a third party to directly infringe the patent, or by contributorily infringing by making a material component of the invention that is not subject to any substantial non-infringing use.
Duration of Patent Rights
Patents are granted for limited periods of time. In the United States, the standard patent term is 20 years from the earliest nonprovisional filing to which the patent claims priority. The patent term can be extended as a result of delays in the patent office, resulting in patent term adjustment.
In addition, patent term extension can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use.
Patent Litigation

Patent rights are not self-executing and may need to be asserted, such as through litigation. Litigation typically starts when a patentee sues a defendant alleging infringement of one or more patents. It can also occur when the target of a perceived patent assertion preemptively files a lawsuit, a so-called declaratory judgment action, seeking a declaration by a court that it does not infringe a patent or that the patent is invalid. In the United States, patent litigation is conducted in federal district court with a right of appeal to the United States Court of Appeals for the Federal Circuit, and discretionary review by petition to the Supreme Court of the United States.
In the United States, patent cases are generally tried to a jury, with the exception of Hatch-Waxman cases, discussed below, which are tried to a judge. The judge determines the meaning of disputed claim terms during a process called claim construction.
Patent litigation can be expensive and burdensome, both in terms of time, money, and company resources. The outcome of patent litigation is always uncertain to varying degrees. The subject matter is often highly technical and difficult for lay juries, and judges, to understand. Context is provided by dueling experts about whom the fact-finder must make credibility determinations. The issue of infringement frequently turns on the construction (interpretation) of particular claim language during a process culminating in a so-called “Markman Order.”
During patent litigation, the validity of the patents is almost always challenged, because invalidity is a defense to infringement. Although a patent is presumed valid, this presumption can be overcome by clear and convincing evidence. In the United States, typical grounds for challenge include lack of novelty or obviousness by introducing evidence of relevant “prior art,” referring to activity that pre-dated the relevant priority dates of the challenged patents. During litigation, patent challengers often devote significant resources to identifying prior art from repositories around the world, often far exceeding the search capacities and budgets of the patent offices that conducted screening searches before issuing the patents in the first instance.

Other grounds of challenge in the United States include lack of written description and enablement, generally alleging that the full scope of the claimed invention was either not in the possession of the inventor of the time of filing or that one of skill in the art would not have been able to practice the full scope of the invention without undue experimentation. Both of these inquiries are highly fact-specific. Improper inventorship can be the basis for an invalidity challenge, as can an allegation that the patent is not the subject of statutory subject matter, which is known as a so-called “Section 101” challenge.
Although patent infringement actions are tried in district courts, patent validity can also be challenged in special proceedings before the U.S. Patent and Trademark Office (“USPTO”), such as Inter Partes Reviews and Post-Grant Reviews.
Patent-related Aspects of Regulatory Matters

The FDA approval process for drugs is described below, including new drug applications (“NDAs”) for innovator drugs, ANDAs for generics, and 505(b)(2) applications for modifications to formulations or uses of products previously approved by the FDA. See “Regulatory Matters” below for more information. Below is a description of the roles played by patents in relevant regulatory framework.
First, in seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug, which is later published in the Orange Book. The FDA approved drugs listed in the Orange Book can serve as a basis for comparison by the FDA when evaluating the bioequivalence of new generic drugs. An FDA approved drug relied upon for comparison is referred to as a “reference listed drug” (“RLD”) and may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) application. See “Regulatory Matters – Hatch-Waxman Act” below for more information.
With respect to any RLD patents listed in the Orange Book, the applicant must certify to one of the following four items: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug.
A certification to the fourth item (a so-called a Paragraph IV certification) constitutes a technical act of patent infringement under the U.S. Patent Laws, which can give rise to litigation to determine whether or not the product, if approved and launched, would infringe the listed patents, and whether those patents are invalid. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. The first company or companies to submit an application that (1) is determined by the FDA to be “substantially complete” upon submission and (2) contains a paragraph IV certification to at least one of the patents listed in the Orange Book is generally eligible for the exclusive right to market the generic drug for 180 days.
After filing a Paragraph IV certification, the applicant has 45 days from filing to submit a “Notice Letter” to the Orange Book patent holder. The patent holder can then sue for infringement. The resulting litigation is known as Hatch-Waxman litigation. If the patent holder sues for infringement within 45 days of receiving this Notice Letter, the FDA cannot approve the application for 30 months (the so-called “30 month stay”), unless the patents expire in the interim, the lawsuit is settled, or there is decision on the merits favorable to applicant.
Independent of the 30-month stay, the FDA also will not approve a 505(b)(2) NDA or an ANDA application that references an RLD until any applicable non-patent exclusivity listed in the Orange Book for the respective RLD has expired. See “Regulatory Matters – Hatch-Waxman Act” below for more information.
Trademarks, Service Marks and Trade Names
We own various trademarks, service marks, and trade names, including, among others, PYLARIFY, DEFINITY and Find Fight and Follow. We have generally registered these trademarks, as well as others, in the U.S. and/or numerous foreign jurisdictions.

Trade Secrets
We possess considerable know-how, including trade secrets from which we derive commercial value. In addition to patents, we rely, where necessary, upon unpatented trade secrets and know-how, proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees, consultants and other third parties and invention assignment agreements with our employees.
Intellectual Property Protection on Selected Assets
Our IP assets include patents that we own and those to which we have licenses. We typically seek patent protection in major markets around the world, including, among others, the U.S., Canada, Western Europe, Asia, Central America, and South America.
All patent terms described below are presented without giving effect to any applicable patent term adjustments or regulatory extensions. In addition, a list of Orange Book-listed patents, together with expiration dates, and applicable regulatory exclusivity can be obtained from the FDA through its website.
Further comments on selected IP assets are below:
PYLARIFY — A portfolio of patents protects PYLARIFY, both in the U.S. and internationally, and we continue to pursue additional patent protection. Currently, there are six Orange Book-listed patents for PYLARIFY. Our longest duration Orange Book-listed PYLARIFY patent extends until June 2037. The NCE-1 date for PYLARIFY is May 26, 2025. As described below, this is the date after which the FDA is allowed to accept an ANDA or 505(b)(2) applications from generic challengers. If this happens, the Company could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described above, see “Intellectual Property Matters – Patent-related Aspects of Regulatory Matters” above for more information; during the stay, the FDA is prohibited from approving, other than as a tentative approval, the challenger’s application until the lawsuit is settled or there is a decision on the merits favorable to applicant.
DEFINITY — A portfolio of patents protects the use and manufacturing of DEFINITY and also the VIALMIX RFID device, both in the U.S. and internationally. Currently, there are nine Orange Book-listed patents for DEFINITY. Our longest duration Orange Book-listed DEFINITY patent extends until May 2037.
TechneLite — We currently own patents in the U.S. and various foreign countries on certain component technology expiring in 2029, and we are pursuing additional patent protection in the U.S. and world-wide on other component technology that, if granted, would expire in 2040. In addition, given the significant know-how and trade secrets associated with the methods of manufacturing and assembling the TechneLite generator, we believe we have a substantial amount of valuable and defensible proprietary intellectual property associated with the product.
aPROMISE — U.S. Patents and pending patent applications worldwide relating to automated medical image analysis, have expiration dates ranging from 2037 to 2041.
Other Nuclear Products — Neither CARDIOLITE nor NEUROLITE is covered any longer by patent protection. We have patent protection for an improved container for Xenon in the U.S., Canada and Australia that expires in October 2035.
aBSI — We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in the U.S. in 2032 and outside of the U.S. in 2028. Further, we own a U.S. patent and have patent applications that are pending in the U.S. and worldwide relating to aBSI improvements, which have expiration ranging from 2040 to 2041.
flurpiridaz (Flyrcado) — We own patents and patent applications in numerous jurisdictions covering composition, use, formulation, and manufacturing, including in the U.S. a composition of matter patent expiring in 2026, a formulation patent expiring in 2032, a method-of-use patent expiring in 2028, and manufacturing-related patents expiring in 2031 and 2033, and various patent applications, some of which, if granted, will expire in 2033.
PNT2002 — We exclusively license granted U.S. patents and pending U.S. patent applications, as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use, and manufacturing of PNT2002. The granted U.S. patents expire in 2041.
PNT2003 — We exclusively license pending U.S. patent applications, as well as pending patent applications in jurisdictions outside of the U.S. directed to formulations, use, and manufacturing of PNT2003 which, if granted, would expire in 2043.
MK-6240 — We exclusively license patents directed to composition of matter and methods of use of MK-6240 which expire in 2035.

NAV-4694 — We exclusively license patents directed to composition of matter and methods of use of NAV-4694 which expire in 2029.
LNTH-1363S — We exclusively license patent applications directed to compositions of matter and methods of use of LNTH-1363S. If granted, the last patent will expire in 2043.
See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks associated with our intellectual property.
Regulatory Matters
Food and Drug Laws
The development, manufacture and commercialization of our products are subject to comprehensive governmental regulation both within and outside the U.S. A number of factors substantially increase the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. These factors include governmental regulation, such as detailed inspection of and controls over research and laboratory procedures, clinical trials, manufacturing, marketing, advertising and promotion, sampling, distribution, import and export, record keeping and storage and disposal practices, together with various post-marketing requirements. Governmental regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, as well as other civil or criminal sanctions.
Our activities related to the development, manufacture, packaging, or repackaging of our products subject us to a wide variety of laws and regulations. We are required to register for permits and/or licenses with, seek approvals from and comply with operating and security standards of, the FDA, the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Health and Human Services, Health Canada, the European Medicines Agency, the U.K. Medicines and Healthcare Products Regulatory Agency, the NMPA and various state and provincial boards of pharmacy, state and provincial controlled substance agencies, state and provincial health departments and/or comparable state and provincial agencies, as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
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
•Submission to the FDA of an NDA for a new drug or ANDA for a generic drug;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) regulations; and
•FDA review and approval of the NDA or ANDA.
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
Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, manufacturers of commercial PET products such as PYLARIFY, including radiopharmacies, hospitals, and academic medical centers, are required to submit either an NDA or ANDA in order to produce PET drugs for clinical use, or produce the drugs under an IND.
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
The FDA may withdraw marketing authorization for a product if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The exercise of broad regulatory powers by the FDA continues to result in increases in the amount of testing and documentation required for approval or clearance of new drugs and devices, all of which add to the expense of product introduction and the cost of continuing to make an approved drug or device available. Later discovery of previously-unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, civil monetary penalties, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties. In addition, regulations are subject to change as a result of legislative, administrative or judicial action, which may also increase our costs or reduce sales or otherwise adversely impact our products.
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
Drug laws also are in effect in the non-U.S. markets in which we or our partners conduct business. These laws range from comprehensive drug approval requirements to requests for product data or certifications. In addition, inspection of and controls over manufacturing, as well as monitoring of adverse events, are components of most of these regulatory systems. Our business is subject to varying degrees of governmental regulation in the countries in which we or our partners operate, and the general trend is toward increasingly stringent regulation.

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
Hatch-Waxman Act
The Hatch-Waxman Act added two pathways for FDA drug approval. First, the Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of drugs if the ANDA applicant demonstrates, among other things, that its product is bioequivalent to the innovator product and provides relevant chemistry, manufacturing and product data. See “Intellectual Property Matters,” above for more information. Second, the Hatch-Waxman Act created what is known as a Section 505(b)(2) NDA, which requires the same information as a full NDA (known as a Section 505(b)(1) NDA), including full reports of clinical and preclinical studies but allows some of the information from the reports required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. A Section 505(b)(2) NDA permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the studies that would be required for a Section 505(b)(1) NDA submission.
Under the Hatch-Waxman Act, the FDA can approve ANDAs for generic versions of drugs before the expiration of an Orange Book-listed patent covering the innovator product if the ANDA applicant demonstrates, among other things, that (i) its generic candidate is the same as the innovator product by establishing bioequivalence and providing relevant chemistry, manufacturing and product data, and (ii) either the marketing of that generic candidate does not infringe the Orange Book-listed patent(s) or the Orange Book-listed patent(s) is invalid. Similarly, the FDA can approve a Section 505(b)(2) NDA from an applicant that relies on some of the information required for marketing approval to come from studies which the applicant does not own or have a legal right of reference. An applicant submitting an application relying on either the ANDA or this Section 505(b)(2) approval pathway must also give Notice to the innovator, which would then enable the innovator to file suit against the applicant within 45 days of receiving the Notice. If the innovator challenges the applicant in court in a timely manner, then FDA approval to commercialize the generic candidate will be stayed (that is, delayed) for up to 30 months while the dispute is resolved in court. The 30-month stay can be shortened if the patent infringement suit is resolved in the applicant’s favor before the 30-month stay expires, and this may involve a successful challenge of the patent’s validity in USPTO proceedings and appeals process. In the event a 505(b)(2) applicant does not rely on studies related to the innovator product, the 30-month stay would not apply, but additional clinical trials may be required by the FDA for approval. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30-month stay, that we would be successful on the merits asserting that an Applicant infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a USPTO adversarial proceeding if a third party were to submit an ANDA or Section 505(b)(2) NDA application to the FDA in connection with one of our commercial products.
The Hatch-Waxman Act also provides for: (1) restoration of a portion of a product’s patent term that was lost during clinical development and application review by the FDA; and (2) statutory protection, known as exclusivity, against the FDA’s acceptance or approval of certain competitor applications.
Under U.S. law, patent term extension can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term extensions, however, are subject to a maximum extension of five years, and the patent term extension cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the USPTO in conjunction with the FDA.
The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If the FDA approves a Section 505(b)(1) NDA for a new drug that is an NCE, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Act prohibits the submission or approval of an ANDA or a Section 505(b)(2) NDA for a period of five years from the date of approval of the NDA, except that the FDA may accept an application for review after four years under certain circumstances, specifically a patent challenge for one or more patents listed by the NDA holder in the Orange Book, submitted in a “Paragraph IV” Certification. Because this four-year date occurs one year before the end of the five-year NCE exclusivity, it is commonly referred to as the “NCE-1” date.
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
Reimbursement
The successful commercialization of our products is also subject to the availability of appropriate third-party coding, coverage, and payment for our customers. Third-party payors in the U.S. include private payors, including managed care providers, and State and Federal healthcare programs, such as Medicare and Medicaid. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Coverage of a product does not ensure there will be an appropriate reimbursement amount for such product and the process to ensure appropriate reimbursement is outside our control. For private payors, coverage and reimbursement of our products vary from private payor to private payor. Many private payors, such as managed care providers, manage access to products, and may use medical policies (which may include specific coverage requirements such as prior authorization, re-authorization and achieving performance metrics under value-based contracts) to control utilization. Exclusion from or restriction in coverage can reduce product use. For government payors, we participate, as required, in the Medicaid drug rebate program, the Federal Supply Schedule and the Public Health Service Act 340B program, which each require discounts for participation and may be subject to change. For Medicare, reimbursement to customers for our products is generally established through the rulemaking process or in discussion with Medicare Administrative Contractors. We have ongoing conversations with third-party payors to advocate for appropriate coding, coverage and payment for our portfolio of products.
Medicare Outpatient TPT Status
Part B of the Medicare program generally reimburses medical services and supplies, including drugs, provided to beneficiaries by physicians and other qualified healthcare professionals. Generally, drugs furnished “incident to” a physician’s service in the hospital outpatient setting of care are reimbursed at ASP plus a certain additional percent, unless the product is treated as a “supply” in the performance of the procedure and “packaged” and paid as part of bundled payment for the procedure. New drugs, however, may apply for TPT Status in which case they are provided a separate payment at ASP plus a certain additional percent for two to three years, regardless of whether they would ordinarily be packaged. TPT Status applies to approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Since 2008, under the hospital outpatient program, diagnostic radiopharmaceuticals have been considered supplies and their payment bundled into the payment for the procedure after expiration of TPT Status. In November 2024, CMS released the CMS 2025 OPPS Rule to pay separately for diagnostic radiopharmaceuticals, such as PYLARIFY, with a per day cost greater than $630, based on their MUC. MUC differs from ASP as it is an indirect measure of a product’s cost based on hospital-reported claims data. We believe MUC is a less accurate reflection of actual purchasing costs of the hospital.
PYLARIFY’s TPT Status was effective from January 1, 2022 through December 31, 2024, providing separate payment to customers using PYLARIFY in the hospital outpatient setting during that period. Effective January 1, 2025, under the CMS 2025 OPPS Rule, CMS is maintaining separate payment for PYLARIFY for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. The reimbursement rate for PYLARIFY was initially based on the wholesale acquisition cost plus three percent until ASP could be established. In 2023, CMS established an ASP for PYLARIFY and reimbursed at a rate equal to ASP plus an add-on percentage that varied throughout the year. The calendar year 2025 payment rate for PYLARIFY is based on MUC, which will lead to a decrease in payment in 2025 relative to previous ASP-based payment methodologies. PYLARIFY’s MUC payment rate is based on charges reported by hospitals in claims data that CMS uses to set payment rates. Hospitals report their charges related to the goods and services provided and CMS applies a specific cost-to-charge ratio to estimate the true costs. Issues arise because hospitals do not apply uniform mark-ups to all items, and higher cost items and services, such as PYLARIFY, tend to have smaller mark-ups, which often leads to an underestimation of a product’s true cost. Additionally, product billing errors may lead to an underestimation of total cost. We believe these factors cause a misalignment between ASP and MUC, and therefore, a decrease in payment. In rulemaking, CMS has indicated a willingness to move to ASP-based payment for diagnostic radiopharmaceuticals in future years, and we plan to continue to work with CMS on the potential adoption of payment based on ASP in the future.

Healthcare Reform and Other Laws Affecting Payment
We operate in a highly regulated industry. The U.S. and state governments continue to propose and pass legislation that may affect the availability and cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Act”), substantially changed the way in which healthcare is financed by both governmental and private insurers and has a significant impact on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that affect coverage, reimbursement and/or delivery of drug products and the medical imaging procedures in which our drug products are used.
The Healthcare Reform Act has been subject to political and judicial challenges, but it has generally withstood such challenges, and the main provisions of the Healthcare Reform Act remain in effect. More recently, Congress enacted the Inflation Reduction Act of 2022 (the “IRA”) which significantly impacts the pharmaceutical industry. Among other provisions, the IRA authorizes Medicare to negotiate pricing for the highest Medicare-spend drugs, as determined by their Medicare Part B and D spend, that have been on the market for an extended period of time without market competition. Although the IRA provides for a limited number of categorical exclusions from Medicare negotiation, radiopharmaceuticals are not among those categorical exclusions. CMS will implement the first year of Medicare negotiation, which will be restricted to Part D drugs, starting in calendar years 2026 and 2027. In addition, the statute provided for redesign of the Medicare Part D benefit. We are currently focused on drugs that are covered under Part B, therefore we do not expect the Part D benefit redesign to have an impact on our portfolio. Part B drugs will be considered for Medicare negotiation beginning in calendar year 2028, and CMS will begin the process of identifying Part B drugs for negotiation as early as calendar year 2026. We are monitoring the implementation of the IRA to determine what impact, if any, this would have on our current products and product candidates in development.
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
General legislative cost control measures may also affect reimbursement for our products (or services provided by healthcare providers using our products). The Budget Control Act, as amended by the Bipartisan Budget Act of 2019, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers beginning in 2013 and will remain in effect through fiscal year 2030 unless additional Congressional action is taken. The imposition of the 2% payment adjustment had been suspended through March 31, 2022 and went into effect as of April 1, 2022. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business results of operations, financial condition and cash flows.
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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs, as well as civil and criminal fines and penalties for each violation and three times the amount of the unlawful remuneration. In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is, therefore, a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.
Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). As discussed, a claim arising from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.
Laws and regulations have also been enacted by the U.S. federal government and various states, as well as by countries outside of the U.S., to regulate the sales and marketing practices of certain entities including pharmaceutical and device manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure by pharmaceutical and device manufacturers to the government and/or public of financial interactions or other financial relationships with health care providers and other entities such as teaching hospitals (so-called “sunshine laws”). The Healthcare Reform Act requires manufacturers to submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. The laws and regulations include requirements that can be unclear in their scope, nature, and required implementation by regulated entities. If we fail to comply with such laws and regulations, in the U.S. or in countries outside the U.S., we could be subject to penalties and administrative actions under such laws and regulations.
Data Privacy, Security and Breach Notification
We are subject to data protection laws and regulations that set forth data privacy, security, and breach notification requirements. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on data protection and other data privacy and security issues. Data protection laws and regulations can be complex and are becoming more stringent over time. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. In addition to establishing restrictions on how personal information may be collected, used, and disclosed, these laws and regulations provide various rights to data subjects with respect to their personal information and establish requirements for how personal information must be secured. In addition, every state in the United States now has a data breach notification law that requires regulated entities to report certain security breaches to affected data subjects, regulators, or other entities. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and requirements to take corrective actions), private litigation (which may result in the award of damages against us), and/or adverse publicity, and could negatively affect our operating results, business, and reputation. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are themselves subject to privacy, security, and breach notification requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we believe that we are neither a “covered entity” nor “business associate” subject directly to regulation under HIPAA, HIPAA’s criminal provisions can apply to entities other than “covered entities” or “business associates” in certain circumstances. Accordingly, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.

In addition, a growing number of jurisdictions outside of the United States have enacted robust data protection laws. Certain of these laws have extraterritorial application. For example, the processing of personal data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018. The GDPR applies to an entity established in the European Union (“EU”) and extraterritorially to an entity outside of the EU that offers goods or services to, or monitors the behavior of, individuals located in the EU. Certain “special categories” of personal data, including data concerning health, are subject to enhanced protections under the GDPR. This regulation imposes several requirements on the controllers and processors of personal data, including the obligation to comply with various rights that individuals have with respect to their personal data and restrictions on the processing of personal data, and to provide notice of data processing obligations to the competent national data protection authorities. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.
In the United States, several state legislatures are considering enacting or have enacted new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposes many requirements on certain for-profit businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects various rights, such as the right to request access to their personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. In addition, the CCPA requires regulated businesses to implement reasonable security procedures and practices to protect personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information resulting from a business’s failure to implement and maintain reasonable security procedures and practices. Compliance with the CCPA, and similar laws implemented in other states, is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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

Our policies mandate compliance with all anti-bribery laws. Our operations reach many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
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
See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks related to reimbursement and regulation.
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the U.S. and in other jurisdictions in which we operate. Our operations, like those of other radiopharmaceutical companies, involve the transport, use, handling, storage, exposure to and disposal of materials and wastes regulated under environmental laws, including hazardous and radioactive materials and wastes. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.
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
We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica campus, which includes our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the North Billerica site at the end of its use as a nuclear facility. We store low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits. As of December 31, 2024, we estimate the D&D cost of all of our manufacturing sites to be approximately $25.1 million. As of December 31, 2024 and 2023, we have a liability of approximately $23.3 million and $22.9 million, respectively associated with our asset retirement obligations. We currently provide this financial assurance in the form of a surety bond.
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
With respect to sustainability, we track and monitor our energy use, water generation and a limited scope of greenhouse gas emissions. Since 2022, we have powered our North Billerica campus with renewable wind energy through a contract with National Grid.
We use a third-party environmental software to track available environmental data fields and in 2024 expanded our scope to include data for all of our locations. The implementation of this software rapidly improved our efficiency in data collection and reporting. To drive continuous improvement, we compare our usage data against prior annual baselines, national medians, and similar businesses.

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
See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks associated with environmental matters.
Human Capital Management
As of December 31, 2024, we had 808 employees, of which 783 were located in the U.S. and 25 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.
Diversity, Inclusion, Ethics and Compliance
We believe that supporting our local community and instilling a diverse, inclusive, ethical and compliant culture makes us an employer of choice, allows us to maintain good standing with the regulatory authorities and our customers, and benefits our stockholders in the long run.
Five of eleven of the directors on our Board, including our Chairperson, are women, and over half of our senior management team, which we refer to as our “Expanded Executive Team,” as well as employees holding the position of Vice President or above are women. Approximately 49% of our employees are women. We continue to strive to improve our diversity and inclusion compliantly with a strategic emphasis beyond gender, and we require recruiters working with us to present a diverse candidate slate for posted positions as we believe that we benefit from having a skilled team with a diversity of viewpoints, backgrounds and experiences. We also sponsor Employee Resource Groups (“ERGs”) that are open to all of our employees, including the Lantheus Diversity Connection ERG, the Women Leaders of Lantheus ERG and the Lantheus Veterans, Employees and Reservists Inspired to Act and Serve ERG.
We are committed to promoting a culture of ethics and compliance. Our Code of Conduct and Ethics reflects our commitment to corporate integrity and the underlying business practices and principles of behavior that support this commitment. Each year our employees complete mandatory training that includes anti-bribery/anti-corruption rules, insider trading prohibitions, confidentiality obligations, as well as specialized training in healthcare industry marketing practices among other things. We have a formal Ethics and Compliance Committee that develops, implements and oversees our ethics and compliance programs. We also have a Supplier Code of Conduct, and we seek to do business with minority-owned, female-owned and other diverse businesses and organizations (including those owned or operated by veterans and disabled veterans) that appropriately reflect the communities in which we operate and the customer base we serve, equip us with a deeper understanding of challenges impacting our communities and customers, and enable us to provide more innovative solutions and better outcomes.
Compensation and Benefits
We seek to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees. Our compensation package includes, among other things, market-competitive pay, cash bonuses, healthcare and defined contribution plan benefits, paid time off and family leave, and, to certain levels of employees, restricted stock and other equity grants. We are focused on pay equity and regularly assess pay among similar roles and responsibilities throughout our organization and in comparison to our peer group.
Communication and Engagement
We believe that our success depends on employees understanding how their work contributes to our overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly town hall meetings for our entire company; (ii) regular ongoing update communications, including through monthly newsletters and our intranet site; and (iii) an externally administered whistleblower hotline and website that is prominently advertised to our employees, and a whistleblower’s anonymity is protected, if so requested. We also established various employee recognition award programs to recognize and reward employees for specific outstanding accomplishments and to foster a positive employee relations climate.
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
Available Information
Our global Internet site is www.lantheus.com. We routinely make available important information, including copies of our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), free of charge on our website at investor.lantheus.com. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Form 10-K, and any website references are not intended to be made through active hyperlinks.
Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Form 10-K and Form 10-Q, in an Inline Extensible Business Reporting Language (“iXBRL”) format. iXBRL is an electronic coding language used to create interactive financial statement data over the Internet.
Item 1A. Risk Factors
You should carefully consider the following risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our outstanding common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10‑K (“Form 10-K”).
Risks Related to Our Portfolio of Commercial Products
Our ability to continue to grow PYLARIFY as a commercial product is dependent on (A) the ability of positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand or that PYLARIFY will always be available at the specific time of day preferred by the end-user, (B) our ability to maintain adequate coding, coverage and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as the most utilized prostate-specific membrane antigen (“PSMA”) PET imaging agent, including after the expiration of transitional pass-through payment status (“TPT Status”) at the end of 2024, (D) whether and when a potential generic version of PYLARIFY may enter the market and (E) our ability to clinically and commercially differentiate PYLARIFY from other products.
To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the U.S. Food and Drug Administration (“FDA”) to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2025 and can give no assurance that the FDA will continue to approve PMFs in accordance with our expansion plans to meet increasing demand or that PYLARIFY will always be available at the specific time of day preferred by the end-users. If FDA approval of manufacturing sites is delayed or withdrawn or if FDA requirements relating to site approval change, our business, results of operations, financial condition and cash flows could be adversely affected.
Obtaining adequate coding, coverage, and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/computed tomography (“CT”) imaging procedures. The Healthcare Procedure Coding System code for PYLARIFY, which enables streamlined billing, went into effect as of January 1, 2022. In addition, effective January 1, 2022, the Centers for Medicare and Medicaid Services (“CMS”) granted TPT Status for PYLARIFY, enabling traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting until December 31, 2024. Historically, after TPT Status expired, diagnostic radiopharmaceuticals, such as, PYLARIFY, would not have been separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not have adequately covered the total cost of the procedure with the diagnostic radiopharmaceutical for all hospitals. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”). Under the new rule, effective January 1, 2025, previously packaged diagnostic radiopharmaceuticals are now “unbundled” with payments being made separately for any diagnostic radiopharmaceutical with a per day cost greater than $630 based on the mean unit cost (“MUC”). For approximately 20% of traditional Medicare fee-for-service (“FFS”) patients in the hospital outpatient setting, these changes enable hospitals that use innovative diagnostic radiopharmaceuticals, including PYLARIFY, to continue to be paid separately by CMS following the expiry TPT Status at a rate that reflects MUC. The calendar year 2025 payment rate for PYLARIFY is based on MUC and is less than the Average Sales Price (“ASP”)-based amount that was paid during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024 and hospital use of those products, for the approximately 20% of traditional Medicare FFS patients in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. We will continue to work with coalition partners and CMS to support using ASP to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. However, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
The continued growth of PYLARIFY is also dependent on our ability to promote PYLARIFY to customers, to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as the most utilized PSMA PET imaging agent in a competitive environment in which other PSMA PET imaging agents have been approved, for which discounts related to those other agents have been offered to customers and for which TPT Status remains ongoing. PYLARIFY currently competes with two commercially available Ga-68-based PSMA PET imaging agents from Telix Pharmaceuticals Limited and Novartis AG and an F-18 PSMA PET imaging agent from Blue Earth Diagnostics Ltd. (“Blue Earth”), as well as other non-PSMA PET imaging agents. The potential for future generic entrants to the market due to the expiry PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and through long-term strategic contracts. To the extent we are not successful in these efforts and we lose market share to existing or future competitors, including during any period of time in which our TPT Status has expired but TPT Status for a later-approved competitive products still exists, and including for any potential generic entrant to the market. Such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows.
Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for new patient populations, such as patients with favorable intermediate-risk prostate cancer, and potentially for updates to the label, including adding explicit reference to F-18-based PSMA PET imaging agents like PYLARIFY for patient selection for PSMA-targeted therapeutics. For example, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use of PYLARIFY. Similarly, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive metastatic castration-resistant prostate cancer (“mCRPC”) who have already been treated with other anticancer treatments (androgen receptor pathway inhibition and taxane-based chemotherapy) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. However, the prescribing information for PLUVICTO specifies that a PSMA-11 based PSMA PET imaging agent be used for patient selection, and while PYLARIFY is not a PSMA-11 based imaging agent, we note that FDA-approved labels for F-18-based and PSMA-11 based PSMA PET imaging agents have generally been treated as a class of drugs, including by the National Comprehensive Cancer Network in its guidelines and the Society for Nuclear Medicine and Molecular Imaging in its appropriate use criteria. We can give no assurances as to how current clinical practice may evolve or whether future product prescribing information will explicitly include reference to F-18-based PSMA PET imaging agents like PYLARIFY. To the extent we are unsuccessful in establishing the use of PYLARIFY in new patient populations or adding an explicit reference, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.
We depend on some of our PMF partners to generate sales, accept, produce and deliver orders, collect payments and report related information for PYLARIFY.
PYLARIFY is sold in the U.S. to hospitals, independent imaging centers and government facilities and sales are generated through an internal PYLARIFY sales team, as well as sales teams at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMF partners. Our ability to continue to successfully grow PYLARIFY depends, in part, on our ability, and the ability of some of our PMF partners on our behalf, to continue to enter into commercially beneficial arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements, including our ability to negotiate favorable financial terms in these agreements, or if, despite favorable financial terms, the customers do not continue to purchase PYLARIFY, could have an adverse impact on our business, results of operations, financial condition and cash flows.
We also depend on some of our PMF partners to accept, produce and deliver orders, invoice customers, collect payments and to report related information to us. To the extent our PMF partners are unsuccessful in generating sales, accepting, producing and delivering orders, invoicing customers, collecting payments or reporting to us, or where we are responsible, if we are unsuccessful in accepting orders, ensuring timely production and delivery of those orders by a PMF, or if invoices to customers or collection of payments is delayed, such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We and our PMF partners also use third-party software to accept orders placed by customers and to record shipping and administrative status of orders. We rely in part on information from third-party software and from our PMF partners in connection with how we report and collect payments for PYLARIFY. To the extent we are unable to accept orders or access, verify or reconcile data, such event could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Potential generic competitors as a result of patent and regulatory exclusivity expirations
The NCE-1 date for PYLARIFY is May 26, 2025. As described further under Part I, Item 1., “Business - Regulatory Matters-Hatch Waxman Act,” this is the date after which the FDA is allowed to accept an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) applications that include a Paragraph IV certification, from generic challengers. If this happens, we could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described under Part I, Item 1., “Business - Intellectual Property Matters – Patent-related Aspects of Regulatory Matters,” of this Form 10-K, during which the FDA would be prohibited from granting full approval to the challenger’s application until the expiration of the 30-month stay and/or until the lawsuit is settled. The earliest possible date for a generic of PYLARIFY to launch is November of 2027.
If we are unable to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of competition from other existing echocardiography agents and potential generic competitors as a result of patent and regulatory exclusivity expirations or maintain its position as the most utilized ultrasound enhancing agent.
The growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. DEFINITY currently competes with ultrasound enhancing agents produced by GE Healthcare Limited (“GE Healthcare”) and Bracco Diagnostics Inc. (“Bracco”), as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents.
We launched DEFINITY in 2001, and we continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S. for DEFINITY we have Orange Book-listed method-of-use patents, that extend until 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037.
Because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers (see Part I, Item 1., “Business - Regulatory Matters - Hatch Waxman Act” of this Form 10-K). As of the date of filing of this Form 10-K we have not received any Notice of a generic applicant pursuant to the Hatch Waxman Act, but we can give no assurance that we will not receive a Notice in the future. If we were to receive any such Notice in the future, we would review the Notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30-month stay, that we would be successful on the merits asserting that an applicant infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a U.S. Patent and Trademark Office (“USPTO”) adversarial proceeding. Patent litigation is complex and can be protracted and expensive, so if we were to receive such a Notice and to challenge the applicant, this could have a negative effect on our business, results of operations and financial condition.
If we are not able to continue to grow DEFINITY sales, which depend on one or more of the growth of echocardiograms, the growth in the appropriate use of ultrasound enhancing agents in suboptimal echocardiograms, and our ability to maintain and grow our leading position in the U.S. echocardiography ultrasound enhancing agent market, we may not be able to continue to grow the revenue and cash flow of our business, which could have a negative effect on our business, results of operations and financial condition.
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

PYLARIFY is manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons. The radioisotope in PYLARIFY is fluorine-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing PLYARIFY is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA. Although we have qualified and continue to qualify additional PMFs, we can give no assurance that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule or that the PMFs will not experience issues with their ability to manufacture and deliver PYLARIFY to our customers. If FDA approval of manufacturing sites is delayed or withdrawn, if FDA requirements relating to site approval change, or our PMF sites experience manufacturing issues, our business, results of operations, financial condition and cash flows could be adversely affected.
We rely on Jubilant HollisterStier (“JHS”) as a substantial supplier of DEFINITY. In addition, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the specially designed chemistry synthesis boxes and consumables used in the manufacturing of PYLARIFY and the lipid blend material and perflutren gas used in the manufacturing of DEFINITY). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, we may be subject to delays caused by interruption in production based on events and conditions outside of our control.
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
We can give no assurance that Curium will continue to be successful with its commercialization of piflufolastat F-18 in Europe.
We licensed exclusive rights to Curium to develop and commercialize piflufolastat F-18 in Europe. Under the terms of the collaboration, we are entitled to double-digit royalties on net sales of piflufolastat F-18, which is commercialized in Europe under the name PYLCLARI. PYLCLARI is commercially available in over ten countries in Europe. We cannot assure that Curium will continue to be successful in commercializing it in Europe. Any failure or significant delay in Curium’s ability to continue making PYLCLARI available in additional countries in Europe may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales.
The global supply of Molybdenum-99 (“Mo-99”) is fragile and not stable. Our dependence on a limited number of third party suppliers for Mo-99 could prevent us from delivering some of our products to our customers in the required quantities, within the required timeframe, or at all, which could result in order cancellations and decreased revenues.
A critical ingredient of TechneLite is Mo-99. We currently purchase finished Mo-99 from three of the four main processing sites in the world, namely Institute for Radioelements (“IRE”) in Belgium, NTP Radioisotopes (“NTP”) in South Africa and Australian Nuclear Science and Technology Organisation (“ANSTO”) in Australia. These processing sites provide us Mo-99 from five of the six main Mo-99-producing reactors in the world, namely BR2 in Belgium, LVR-15 in the Czech Republic, HFR in The Netherlands, SAFARI in South Africa and OPAL in Australia.
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
Radiopharmaceutical products, including PYLARIFY and our TechneLite generators, rely on radioisotopes with limited half-lives. As a result, we or our partners must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of decay. For example, the radioisotope used in PYLARIFY is F-18, which has a 110 minute half-life, requiring that this product be manufactured and distributed within the same day to end-users. After being made on a cyclotron at a PMF, the F-18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Similarly, with respect to our TechneLite generators, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of the same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.
At the facility on our North Billerica campus, we manufacture TechneLite on an automated production line. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we experience an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at our facilities or establish additional or replacement sources for certain products, components or materials.
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
Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future. For example, for PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium, and RayzeBio (acquired by Bristol Myers Squibb). For MK-6240 and NAV-4694, our principal competitors may include Eli Lilly and Co (“Lilly”) and GE Healthcare.
We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on products that are competitive with our own, development of new products that are more cost-effective or have superior performance than our current products or potential future products or the introduction of generic versions of our proprietary products. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.
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
DEFINITY is an ultrasound enhancing agent based on perflutren lipid microspheres. In 2007, the FDA received reports of deaths and serious cardiopulmonary reactions following the administration of ultrasound enhancing agents used in echocardiography. Four of the 11 reported deaths were caused by cardiac arrest occurring either during or within 30 minutes following the administration of the ultrasound enhancing agent; most of the serious but non-fatal reactions also occurred in this time frame. As a result, in October 2007, the FDA requested that we and GE Healthcare, which distributes Optison, a competitor to DEFINITY, add a boxed warning to these products emphasizing the risk for serious cardiopulmonary reactions and that the use of these products was contraindicated in certain patients. The FDA modified the boxed warning language several times such that after changes in January 2017, the safety labeling for DEFINITY, Optison and Bracco’s ultrasound enhancing agent, Lumason, all had similar safety labeling. In April 2021, after reviewing certain adverse events that occurred in patients with a prior history of allergic reactions to polyethylene glycol (“PEG”), an inactive excipient in both DEFINITY and Lumason, the FDA and the marketing authorization holders of these products agreed to an additional contraindication for use of these products, including advising clinicians to assess patients for prior PEG hypersensitivity before administering these products. In June 2023, after reviewing adverse events that occurred in patients with history of sickle cell disease, we agreed with the FDA to amend the label to advise clinicians that if a patient with sickle cell disease experiences acute pain episodes following DEFINITY administration, use of DEFINITY in that patient should be discontinued. If additional safety issues arise (not only with DEFINITY but also potentially with Optison and Lumason), this may result in unfavorable changes in labeling or result in restrictions on the approval of our product, including removal of the product from the market. Lingering safety concerns about DEFINITY among some healthcare providers or future unanticipated side effects or safety concerns associated with DEFINITY could limit expanded use of DEFINITY and have a material adverse effect on the unit sales of this product and our financial condition and results of operations.
Risks Related to Reimbursement and Regulation
Many of our customers are highly dependent on payments from third-party payors, including government sponsored programs, particularly Medicare, in the U.S. and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products (or services provided by healthcare providers using our products) could adversely affect our business and results of operations.
A substantial portion of our revenue depends on the extent to which the costs of our products purchased by our customers (or services provided by healthcare providers using our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third-party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our customers’ ability to obtain adequate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. If Medicare and other third party payors do not provide adequate reimbursement for the costs of our products (or services provided by healthcare providers using our products), deny the coverage of the products (or those services), or reduce current levels of reimbursement, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products.
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
•Making significant revisions to the methodology for determining the practice expense component of the Medicare payment applicable to the physician office and free-standing imaging facility settings which results in reduced payments for certain services;
•Revising payment policies and reducing payment amounts for imaging procedures performed in the hospital outpatient settings, including the new payment policy for diagnostic radiopharmaceuticals that currently provides separate payment for PYLARIFY at a rate that reflects MUC, which is lower than the rate paid during TPT Status; and
•Reducing prospective payment levels for applicable diagnosis-related groups in the hospital inpatient setting.
In the physician office and free-standing imaging facility setting, services provided by healthcare providers using our products are reimbursed under the Medicare physician fee schedule. Payment rates under the Medicare physician fee schedule are regularly subject to updates to effectuate various policy goals of CMS and Congress. For example, in 2022, CMS reduced Medicare fee schedule payments rates in the agency’s final rulemaking, while a larger cut was put forth in the proposed rulemaking earlier that year.

For 2023, CMS had finalized a reduction in the Medicare fee schedule payments rates, which was revised by Congress, pursuant to the Consolidated Appropriations Act, 2023, to a lesser reduction. Additionally, since 2019, fee schedule payments have been adjusted for certain physicians based on their performance under a consolidated measurement system (that measures performance with respect to quality, resource utilization, meaningful use of certified electronic health records technology, and clinical practice improvement activities). Physicians are eligible for a bonus based on the use of certain alternative payment models designated as “advanced” by CMS. The ongoing and future impact of these changes cannot be determined at this time.
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
We also believe that these changes and their resulting pressures may incrementally reduce the overall number of diagnostic medical imaging procedures performed. These changes overall could slow the acceptance and introduction of next-generation imaging equipment into the marketplace, which, in turn, could adversely impact the future market adoption of certain of our imaging agents already in the market or currently in development. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for diagnostic services, which could impact our current or potential future diagnostic and other types of products and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of U.S. Department of Health and Human Services (“HHS”) may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2024 Physician Fee Schedule Final Rule, CMS determined that it was not feasible to fully operationalize the AUC program consistent with the statute within the required time frame. Accordingly, the agency finalized an indefinite pause to the AUC program and the rescission of the regulations promulgated thus far to implement the AUC program. While it is unclear when CMS will resume implementation of the AUC program, to the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the U.S., our business, results of operations, financial condition and cash flows could be adversely affected.
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
A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Act”) substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures in which our drug products are used and/or that could potentially reduce the aggregate number of diagnostic medical imaging procedures performed in the U.S. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. In 2017, Congress enacted legislation that effectively eliminated the Healthcare Reform Act’s “individual mandate” beginning in 2019. Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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
The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, is uncertain. Nor is it clear whether additional legislative changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop or commercialize new products. It is also unclear exactly how the results of the 2024 election will impact healthcare reform measures of the previous administration or whether the new administration could impose other reform efforts, including what, if any, impact this will have on our business.
Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.
Both before and after the approval of our products in development, we, our products, development products, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the U.S., as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country and even state to state, including, among other things, anti-trust and competition laws and regulations, and data privacy laws and regulations such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act and the California Privacy Rights Act. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the Nuclear Regulatory Commission, the HHS, Health Canada, the EMA, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”), the National Medical Products Administration, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Under U.S. law, for example, we are required to report certain adverse events and production problems, if any, to the FDA or other federal or state regulators. We also have similar adverse event and production reporting obligations outside of the U.S., including to the EMA and MHRA. Additionally, we must comply with requirements concerning advertising and promotion for our products, including the prohibition on the promotion of our products for indications for which they have not been approved by the FDA or a so-called “off-label use” or promotion that is inconsistent with the approved labeling. If the FDA determines that our promotional materials constitute unlawful promotion, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions. Also, quality control and manufacturing procedures at our own facility and at third-party suppliers must conform to current Good Manufacturing Practices (“cGMP”) regulations and other applicable law after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs and other applicable law, and, from time to time, makes those cGMPs more stringent. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. If in the future issues arise at our own manufacturing facility or at a third-party manufacturer, the FDA could take regulatory action which could limit or suspend the ability to manufacture our products or have any additional products approved at the relevant facility for manufacture until the issues are resolved and remediated. Such a limitation or suspension could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are also subject to laws and regulations that govern financial and other arrangements between pharmaceutical manufacturers and healthcare providers, including federal and state anti-kickback statutes, federal and state false claims laws and regulations, federal and state “sunshine” laws and regulations and other fraud and abuse laws and regulations.

We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid drug rebate program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices and price-related information to government agencies under healthcare programs, such as the Medicaid drug rebate program and Medicare Part B. Our Medicaid Drug Rebate agreements require us to report certain price information to the federal government. Determination of the rebate amount that we pay to state Medicaid programs for our products, of prices charged to government and certain private payors for our products, or of amounts paid for our products under government healthcare programs, depends upon information reported by us to the government. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations.
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
We are subject to numerous domestic (federal, state and local) and foreign laws addressing fraud and abuse in the healthcare industry, including the FCA and federal Anti-Kickback Statute, self-referral laws, the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (the “Bribery Act”), FDA promotional restrictions, the federal disclosure (sunshine) law and state marketing and disclosure (sunshine) laws, as well as in other countries where we do business and where our products, including investigational products, may be used.
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
Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, as well as health programs outside the U.S., and even settlement of alleged violations can result in the imposition of corporate integrity agreements that could subject us to additional compliance and reporting requirements and impact our business practices. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.
Risks Related to Our Intellectual Property and Legal Proceedings
We are involved in various legal proceedings that are uncertain, costly and time-consuming and could have a material adverse impact on our business, financial condition and results of operations.

From time to time we are involved in legal proceedings and disputes, such as the PNT2003 Litigation (as defined below), and may be involved in litigation in the future. Legal proceedings are complex and extended and occupy the resources of our management and employees. Legal proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling legal proceedings and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act.
Similarly, in 2024 we filed a patent infringement lawsuit against a healthcare-related imaging software developer, and that developer filed a motion to dismiss the case based on grounds of invalidity for certain patents and failure to state a claim for infringement for other patents. The court dismissed the developer’s motion to dismiss as to invalidity, and granted the motion as to certain allegations of infringement. While we believe it is important to vigorously defend our patents, such defense may be costly and time-consuming and we cannot predict the path that this or any other litigation may take or what the potential outcome may be.
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
In particular, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products, and we expect this litigation activity to continue. As a result, we may be subject to litigation over infringement claims regarding the products we manufacture or distribute or intend to manufacture or distribute. For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act (the “PNT2003 Litigation”). This type of litigation can be costly and time consuming and could divert management’s attention and resources, generate significant expenses, damage payments (potentially including treble damages) or restrictions or prohibitions on our use of our technology, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, if we or one of our partners are found to be infringing on proprietary rights of others, we may be required to develop non-infringing technology, obtain a license (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, or cease making, using and/or selling the infringing products, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Similarly, in June of 2024, Endocyte, Inc. (“Endocyte”), Novartis and Purdue Research Foundation sued POINT Biopharma Global Inc. (“POINT”) and Lilly alleging that POINT’s manufacturing and sale of PNT2002 infringes an Endocyte patent that discloses PSMA-binding conjugates useful for delivery targeted therapeutic, diagnostic and imaging agents, including radiopharmaceuticals. While we have not been named as a party to the lawsuit, if POINT is found to be infringing on proprietary rights of Endocyte, it could prevent or result in a delay in our development and commercialization of PNT2002 or otherwise have an adverse effect on our business, results of operations, financial condition and cash flows.
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
Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection of our commercial products and technologies and products in development, as well as successfully enforcing and defending these patents and trade secrets against third parties and their challenges, both in the U.S. and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.
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
Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. Third parties have challenged and are likely to continue challenging the validity or enforceability of patents that have been issued to us by the USPTO or the applicable foreign patent office or licensed to us. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented, which could negatively impact their commercial value. Furthermore, patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the European Union (“EU”) and are costly to defend.
The initiation, defense and prosecution of intellectual property suits (including Hatch-Waxman related litigation), interferences, oppositions and related legal and administrative proceedings are costly, time consuming to pursue and result in a diversion of resources, including a significant amount of management time. The outcome of these proceedings is uncertain and could significantly harm our business. If we are not able to enforce and defend the patents of our technologies and products, then we will have lost an opportunity that could have permitted us to exclude competitors from marketing products that directly compete with our products, which could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
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
Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense and we may compete with larger pharmaceutical companies that likely will have access to greater financial resources than we do. As we expand our product candidate pipeline, including by expanding beyond prostate cancer and cardiology, and develop and expand our internal research and development capabilities, we will need to continue to hire additional scientific, medical and regulatory personnel. In addition, similar to our approach with the launch and continued growth of PYLARIFY, as we seek to commercialize additional products, we will need to hire additional employees to assist us with such commercialization, including in sales, marketing, reimbursement, quality and medical affairs. Although we have not had any material difficulty in the past in hiring or retaining qualified personnel, if we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel or due to insufficient financial resources, then timelines for the approval and commercialization of our product candidates could be impacted, our growth could be limited and it could have a material adverse effect on our business.
If we lose the services of our key personnel, our business could be adversely affected.
Our success is substantially dependent upon the performance, contributions and expertise of our Chief Executive Officer (“CEO”), executive leadership and senior management team. Brian Markison, our CEO, and other members of our executive leadership and senior management team play a significant role in formulating and executing on our long-term strategy, generating business and overseeing operations. We have employment agreements with Mr. Markison effective March 1, 2024, and a limited number of other individuals on our executive leadership team, although we cannot prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executive officers. While we have experienced some turnover on our executive leadership team, we have generally been able to fill positions by either promoting existing employees or attracting new, qualified individuals to lead key functional areas. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.
Any constraint on the availability of PET scanners could impact our ability to grow PYLARIFY and to successfully launch and commercialize radiodiagnostic products in our pipeline.
Use of our radiopharmaceutical diagnostic products is dependent upon the availability of PET scanners in the market. Our ability to continue to grow PYLARIFY and to successfully launch new PET diagnostic products, including MK-6240 and NAV-4694, is dependent upon the availability of PET scanners generally. If PET scanner capacity becomes constrained, that could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
•The timing of our market entry;
•Our ability to enter into commercial contracts on favorable terms to sell our products;
•Our ability to market and distribute our products effectively;
•Market acceptance of our products; and
•Our ability to obtain adequate coding, coverage and payment, including the availability of TPT Status.
The field of diagnostic medical imaging is dynamic, with new products, including equipment, software and products, continually being developed and existing products continually being refined. Our own diagnostic imaging agents compete not only with other similarly administered imaging agents but also with imaging agents employed in different and often competing diagnostic modalities. New hardware, software or products in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and products in that modality, resulting in commercial displacement of the products. Similarly, changing perceptions about comparative efficacy and safety including, among other things, comparative radiation exposure, as well as changing availability of supply or the availability of additional payments for new devices, such as granting of or loss of TPT Status, may favor one product over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies, to assist physicians and other health care providers in making imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. To the extent there is technological obsolescence in any of our products, resulting in lower unit sales or decreased unit sales prices, we will have increased unit overhead allocable to the remaining market share, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Similar risks could apply to therapeutic products, including products we are developing.
If we are not able to successfully integrate the businesses we acquire, or if we are unable to successfully secure necessary shareholder and regulatory approvals relating to pending acquisitions in a timely manner or at all, we may not be able to realize the benefits that we expect to result from the transactions. Additionally, the risks related to the acquired businesses, including the risk that we are unable to successfully integrate those businesses into our operations or are unable to realize the anticipated benefits that each acquisition is predicted to bring, could adversely affect our business, financial condition or results of operations.
As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary businesses, such as our acquisition of Cerveau Technologies, Inc. (“Cerveau”) in February 2023, our acquisition of Meilleur Technologies Inc. (“Meilleur”) in June 2024, and our recently announced definitive agreements to acquire Life Molecular Imaging Ltd. (“Life Molecular”) and Evergreen Theragnostics, Inc. (“Evergreen”). These acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:
•Coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;
•Integrating previously autonomous departments, including those in accounting and administrative functions;
•Integrating financial information and management systems;
•The pace of our acquisition activity and the related diversion of already limited resources and management and other personnel time;
•Disruption of our ongoing business;
•Difficulties in integrating new operations, technologies, products, and personnel;
•Inconsistencies in standards, controls, procedures, and policies;
•Lack of synergies, if synergies are anticipated, or the inability to realize expected synergies and cost-savings;
•Underperformance of any acquired technology, product candidate, or business relative to our expectations and the price we paid;
•Managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•Exposure to unforeseen liabilities;
•The potential loss of key employees and strategic partners of acquired companies; and
•Risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.
In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including research and development, manufacturing, sales and marketing, finance, legal, and information technologies. There can be no assurance that any of our acquisitions will be successful or will be, or will become or remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.
Further, our pending acquisitions of Life Molecular and Evergreen are subject to customary closing conditions, including regulatory clearances or expiration of applicable waiting periods under antitrust laws and foreign investment laws and receipt of any requisite stockholder approvals. Such closing conditions may be time consuming, and such approvals may be costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may limit our ongoing operations or require us to divest assets.
Our future growth may depend on our ability to identify and acquire or in-license additional products, businesses or technologies, and if we do not successfully do so, we may have limited growth opportunities and it could result in significant impairment charges or other adverse financial consequences.
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
•Higher than expected acquisition, integration or operational costs;
•Increased amortization expenses;
•Difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel or of retaining key personnel; and
•Diversion of our management’s and other personnel’s time and attention to identify, assess and acquire potential additional products, businesses or technologies.
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

Quality, regulatory and recall challenges could cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause and costs of any possible settlements or judgments related thereto and potentially cause similar losses with respect to other products. These challenges could also divert the attention of our management and employees from operational, commercial or other business efforts. If we deliver products with defects, or if there is a perception that our products or the processes related to our products contain errors or defects, we could incur additional recall and product liability costs, and our credibility and the market acceptance and sales of our products could be materially adversely affected. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. These challenges could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In the ordinary course of business, we may be subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted or could result in an unsafe condition or injury.
Any product liability claim brought against us, with or without merit, could be time consuming and costly to defend and could result in an increase of our insurance premiums and cause reputational harm. Although we have not had any such claims to date, claims that could be brought against us might not be covered by our insurance policies. Furthermore, although we currently have product liability insurance coverage with policy limits that we believe are customary for pharmaceutical companies in the diagnostic medical imaging industry and adequate to provide us with insurance coverage for foreseeable risks, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all, since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.
Our operations use hazardous materials and produce hazardous wastes, including radioactive, chemical and, in certain circumstances, biological materials and wastes. We are subject to a variety of federal, state and local laws and regulations, as well as non-U.S. laws and regulations relating to the transport, use, handling, storage, exposure to and disposal of these materials and wastes. Environmental laws and regulations are complex, change frequently and have generally become more stringent over time. We are required to obtain, maintain and renew various environmental permits and nuclear licenses. Although we believe that our safety procedures for transporting, using, handling, storing and disposing of, and limiting exposure to, these materials and wastes comply in all material respects with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury cannot be eliminated. We place a high priority on these safety procedures and seek to limit any inherent risks. We generally contract with third parties for the disposal of wastes generated by our operations. We store low level radioactive waste at our facility and dispose of the materials in accordance with applicable laws and regulations. A majority of our low level radioactive waste is held to decay until materials are no longer considered radioactive. Although we believe we have complied in all material respects with all applicable environmental, health and safety laws and regulations, we cannot assure you that we have been or will be in compliance with all such laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.
We previously leased a small portion of our North Billerica campus to PerkinElmer for the manufacturing, finishing and packaging of certain radioisotopes, including Strontium-90, which has physical characteristics that make it more challenging to work with and dispose of than our own commercial radioisotopes, including a much longer half-life. PerkinElmer decommissioned its space and vacated the premises as of December 30, 2021. We are fully indemnified by PerkinElmer under our lease for any property damage or personal injury resulting from their activities in our facility. If any release or excursion of radioactive materials took place from their leased space that resulted in property damage or personal injury, the indemnification obligations were not honored, and we were forced to cover any related remediation, clean-up or other expenses, depending on the magnitude, the cost of such remediation, clean-up or other expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our ability to attract and retain employees, customers, invest in and grow our business, maintain our desired levels of costs of goods sold and operating expenses and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S. and inflationary pressures, including escalating energy prices. We cannot anticipate all the ways in which the current or future economic climate and financial market conditions could adversely impact our business. We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. To the extent prevailing economic conditions result in fewer procedures being performed, our business, results of operations, financial condition and cash flows could be adversely affected.
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
For the year ended December 31, 2024, we derived approximately 3.2% of our revenues and sourced approximately 12.9% of our costs of goods sold outside of the United States. Accordingly, our business is subject to risks associated with doing business internationally, including:
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
•Changes to, or the imposition of new tariffs or customs duties;
•Potential global disruptions in air transport, which could adversely affect our international supply chains for radioisotopes, as well as international distribution channels for our commercial products;
•Entering into, renewing or enforcing commercial agreements with international governments or provincial authorities or entities directly or indirectly owned or controlled by such governments or authorities, such as our Chinese development and commercialization partner, Double-Crane;
•International customers which are agencies or institutions owned or controlled by foreign governments;
•Local business practices which may be in conflict with the FCPA and the Bribery Act;
•Currency fluctuations;
•Unfavorable labor regulations;
•Greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;
•Greater potential for intellectual property piracy;
•Greater difficulties in managing and staffing non-U.S. operations, including our EXINI operations in Sweden;
•The need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including in connection with the General Data Protection Regulation in the EU;

•Changes in public attitudes about the perceived safety of nuclear facilities;
•Civil unrest or other catastrophic events; and
•Longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.
These factors are beyond our control. The realization of any of these or other risks associated with operating outside the United States, including the need to import materials from outside the U.S. to produce our products, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, research and development and regulatory applications to capture, manage and analyze large streams of data in compliance with applicable regulatory requirements. While we rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world, all aspects of our business are not automated and we cannot eliminate all potential risks associated with our information technology systems, including those associated with introducing new systems, processes or data. As with all information technology, our equipment and infrastructure age and become subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, machinery breakdown, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cybersecurity threats which, due to the nature of such attacks, may remain undetected for a period of time. In addition, a failure to adopt evolving technologies could introduce risk as legacy systems may be incompatible with newer technologies introduced to our systems or become less effective, inefficient to sustain and potentially obsolete. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, including reliance on third-party service providers, any failure to adhere to robust security practice or any substantial disruption or resulting loss of data that is not avoided or either corrected by our backup measures or other means, could result in legal liability, harm our business, reputation, operations and financial condition.
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
As of December 31, 2024, we had U.S. federal income tax loss carryforwards of $269.9 million, $128.1 million of which will expire between 2027 and 2037, $141.8 million of which can be carried forward indefinitely, and state income tax loss carryforwards of $9.1 million, tax-effected. We may be limited in our ability to use these tax loss carryforwards to reduce our future U.S. federal and state income tax liabilities if our future income is not sufficient to absorb the losses, or if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.
Risks Related to our and our Strategic Partners’ Portfolios of Clinical Development Candidates
We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop diagnostic product candidates to be used in diagnosing, staging and monitoring Alzheimer’s disease.
During 2024, we acquired Meilleur, which holds the rights under a license agreement to develop and commercialize NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials.
Previously, we acquired MK-6240, which is an investigational late-stage F-18-labeled PET imaging agent that targets tau tangles. In 2024, we held a pre-NDA meeting with the FDA and we expect to submit a new drug application (“NDA”) for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA based on the data submitted or, if approved, that we will be successful in commercializing MK-6240.
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
On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2002 and PNT2003 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products. We, along with our counterparty in the POINT License Agreements, may not be able to meet expected or planned regulatory milestones and timelines due to a number of factors, including, with respect to PNT2003, the PNT2003 Litigation, which could postpone FDA approval for up to 30 months. Even if the licensed products are suitable for commercialization in a timely manner, we may not achieve the expected revenues from the sale of such products, and our revenue, ability to achieve profitability and return on investment may be adversely affected.
On December 18, 2023, we announced positive topline results from the Phase 3 registrational clinical trial for PNT 2002 (“SPLASH”). On September 15, 2024, we presented additional clinical data from initial topline results of SPLASH during the European Society of Medical Oncology Congress 2024. On November 6, 2024, we announced the completion of the second interim analysis for SPLASH at 75% of protocol pre-specified target OS events. Although the results the SPLASH trial met its primary endpoint, interim overall survival results were immature and results for both rPFS and OS at the second interim analysis did not materially change from the interim analysis that was performed at 46% of pre-specified OS events. We can give no assurance that, as additional data become available, such data will represent a material change from the topline data we previously published, or that such data will support an NDA filing, FDA approval, or successful commercialization of PNT2002.
In addition, we are dependent on POINT to develop commercial product capacity and manufacture for both PNT2002 and PNT2003.

Disagreements with POINT in the POINT License Agreements over proprietary rights, contract interpretation or the preferred course of product research, development, regulatory strategy or marketing, might cause delays in performance of the POINT License Agreements or termination of the POINT License Agreements, or might result in litigation or arbitration, which could be time-consuming and expensive.
Additionally, if we fail to comply with our obligations under the POINT License Agreements, then POINT may conclude that we have materially breached and may terminate one or both of the POINT License Agreements, in which event we may lose our rights to develop and market PNT2002 and PNT2003 or incur liability for damages.
Any of the foregoing risks could have a material adverse effect on our business, results of operations and financial condition.
The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.
We currently have pre-clinical and clinical development programs in the U.S., and are exploring additional lifecycle management opportunities for some of our current products, including PYLARIFY. To obtain regulatory approval for these products, we must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters” to this Form 10-K. In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous third parties, including contract research organizations, clinical trial investigators and contract manufacturing organizations. If any of these service providers breach or terminate its agreement with us or otherwise fail to conduct the service for which it is responsible successfully and in a timely and compliant manner, the development or commercialization of the affected product candidate or research program could be delayed or terminated. In addition, oversight of third-party service providers can be costly and time consuming and could divert management’s and other personnel’s time and attention,
Satisfaction of all regulatory requirements to successfully obtain regulatory approval for a new product typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our development programs and clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an investigational product to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a clinical trial or we may decide to slow down the enrollment in a trial in order to conserve financial resources or for other reasons.
Our products in development are also subject to the risks of failure inherent in drug development, drug testing and regulatory approval. The results of preliminary studies do not necessarily predict clinical success, and larger and later stage clinical trials may not produce the same results as earlier stage trials. Sometimes, products that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Products in later stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our products in development may not be sufficient to support regulatory approval, or regulators could interpret the data differently and less favorably than we do. Further, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. Regulatory authorities may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. Depending on the regulatory pathway selected for drug approval, such as by filing an ANDA or Section 505(b)(2) NDA that requires sending notice to the innovator of a drug, regulatory approval may also be delayed by litigation brought under the Hatch-Waxman Act, which is the case for the approval pathway for PNT2003, currently subject to the PNT2003 Litigation. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review. The failure to provide clinical and preclinical data that are adequate to demonstrate to the satisfaction of the regulatory authorities that our products in development are safe and effective for their proposed use will delay or preclude approval and will prevent us from marketing those products.
We are not permitted to market our products in development in the U.S. or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our products in development. The NDA must include extensive nonclinical and clinical data and supporting information to establish the product’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical trials and surveillance or other risk management measures to monitor the safety or efficacy of the product. In some instances, products in development may also be approved by filing an ANDA or Section 505(b)(2) NDA with the FDA (as further described in Part I, Item 1. “Business—Regulatory Matters—Hatch-Waxman Act” of this

Form 10-K); provided, however, that seeking regulatory approval under such pathways may subject the product candidate to litigation brought by an innovator of similar drugs under the Hatch-Waxman Act, as is the case with the PNT2003 Litigation. Markets outside of the U.S. also have requirements for approval of products with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.
Even if clinical development candidates receive regulatory approval, we can give no assurance that they can be successfully commercialized.
Even if we or our partners’ clinical development candidates proceed through their clinical trials and ultimately receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. For example, although our licensee, GE Healthcare, has received FDA approval of Flyrcado (flurpiridaz F-18) for coronary artery disease diagnosis, there is no guarantee that GE Healthcare will be successful in its commercialization of Flyrcado, which may delay or prevent us from being able to generate additional future royalty revenue from product sales. Additionally, the manufacturing, marketing and distribution of an F-18-based radiopharmaceuticals like Flyrcado, as well as our investigational products, such as MK-6240 and NAV-4694, will require the creation of a field-based network of specialized PET manufacturing facilities, or PMFs, with radioisotope-producing cyclotrons, similar to what we created for PYLARIFY, and will need to be manufactured and distributed rapidly to end-users.
In addition, obtaining adequate coding, coverage, and payment at appropriate payment levels for any clinical development candidate will be critical, including not only coverage from Medicare, Medicaid, and other government payors, but also from private payors. We can give no assurance, even if a clinical development candidate were to obtain regulatory approval, that adequate coding, coverage and payment could be secured to allow the approved products to become successfully commercialized.
We have been and expect to continue to be dependent on partners for the development of certain product candidates, which expose us to the risk of reliance on these partners.
In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with Curium on PYLCLARI in Europe, GE Healthcare on Flyrcado and POINT on PNT2002 and PNT2003, we have other collaborations to develop and commercialize products. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.
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
Many of our products or product candidates incorporate rights licensed by third parties -- for example, we license patent rights on PYLARIFY, PNT2002, PNT2003, MK-6240, NAV-4694, LNTH-1363S, LNTH-2402, LNTH-2403 and LNTH-2404. We could lose the rights to develop or commercialize these products and product candidates if the related license agreement is terminated due to a breach by us or otherwise. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, sometimes in accordance with established timelines, to maintain rights under our license agreements. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products. This loss could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Capital Structure
The conditional conversion feature of the 2.625% Convertible Senior Notes due 2027, if triggered, may adversely affect our financial condition and operating results.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which included $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among Lantheus Holdings, LMI, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as Trustee. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. For example, holders could elect to convert their Notes during a calendar quarter if the trading price of our common stock was greater than or equal to 130% of the conversion price of the Notes (initially $79.81 per share) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Stock Price Conversion Threshold”). During the third quarter of 2024, the closing price of the Company’s common stock exceeded the Stock Price Conversion Threshold, so the Notes were convertible at the option of the holders during the fourth quarter of 2024, and, in connection therewith, holders of $4,000 in aggregate principal of Notes elected to convert their Notes, for which we elected to pay cash in consideration of our conversion obligation in excess of the aggregate principal amount of the converted Notes. During the fourth quarter of 2024, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold, so the Notes are not convertible at the option of the holders of the Notes during the first quarter of 2025. If such a right becomes available again and if one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by arranging for one or more financial institutions to take the Notes from converting holders and pay such holders in accordance with the Indenture, we would be required to settle any converted principal amount of such Notes through the payment of cash and by paying or delivering, at our election, cash, shares of our common stock, or a combination of cash and shares, with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, which could adversely affect our liquidity or, if we elect to settle our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of common stock (whether in whole or in part), could dilute the ownership interests of our existing common stockholders.
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
We have from time to time engaged in repurchase programs of our common stock. In November 2024, our Board of Directors (the “Board”) authorized a program to repurchase up to $250.0 million over the next twelve months via open market purchases or privately negotiated transactions, block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations (the “2024 Program”). We repurchased approximately $100.0 million of our common stock under the 2024 Program during the fourth quarter of 2024 for an average stock price of $89.59 per share, and have the ability to repurchase additional shares of our common stock under the 2024 Program. Such repurchases could increase, or prevent a decrease in, the market price of our common stock, although there can be no assurance that an increase, or prevention of a decrease, would occur, and stockholders could prefer that we allocate our capital in a different manner, which could negatively impact the market price of our common stock.
We have indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2024, we had approximately $575.0 million of total principal indebtedness remaining under the Notes and availability of $750.0 million under our five-year revolving credit facility, which was amended in December 2024 (as amended, the “2022 Revolving Facility”). The amendment extended the maturity date of the 2022 Revolving Facility to December 19, 2029 and increased the amount available under the 2022 Revolving Facility from $350.0 million to $750.0 million. Our indebtedness and any future indebtedness we incur could:
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
During periods of volatility and disruption in the U.S., European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing or repaying our 2022 Revolving Facility could be higher than under our current 2022 Revolving Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our 2022 Revolving Facility has variable interest rates. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.
Our stock price could fluctuate significantly, which could cause the value of your investment in our common stock to decline, and you may not be able to resell your shares at or above your purchase price.
Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The high and low closing sales prices of our common stock during the twelve months ended December 31, 2024 were $123.62 and $51.07, respectively. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
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
If an incident is detected, our cybersecurity team follows the incident response policy to investigate, review and determine the potential impacts of such an incident. If the cybersecurity team determines that an incident could reasonably be expected to have an impact on the financial condition or operations of the Company, it escalates the incident to the crisis management team, which includes executive management. The crisis management team further evaluates the potential impact and materiality of an event and the appropriate response required. The crisis management team coordinates the appropriate response effort and communicates, as applicable, to the Audit Committee. To the extent that cybersecurity incident is determined to be material, the appropriate public disclosures are made.
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
As of the date of this report, we have not experienced any known cybersecurity incidents, or a series of related incidents, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. For an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
Management, including our Chief Information Officer, who has over 25 years of experience serving primarily in the life science industry and is a recognized industry leader, is responsible for monitoring and assessing cybersecurity risks. Management reviews and determines the effectiveness of both internal and third-party leveraged expertise to ensure we have the appropriate knowledge base for risk coverage.
Item 2. Properties
The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2024:

Location	Purpose	Square Footage	Ownership	Lease Term End
U.S.
North Billerica, Massachusetts	Manufacturing, Laboratory, Mixed Use and Other Office Space	354,000	Owned	N/A
Bedford, Massachusetts	Executive Offices, Laboratory, Office Space	88,200	Leased	February 2040
New York, New York	Office Space	26,000	Leased*	September 2030
Canada
Quebec	Mixed Use and Office Space	1,106	Leased	May 2025
Quebec	Distribution Center and Office Space	1,433	Leased	May 2025
Sweden
Lund	Office Space	4,000	Leased	December 2027
* On October 11, 2021, we entered into an agreement to sublease our office space at the World Trade Center in New York City to an unrelated third party.
We believe all of these facilities are well-maintained and suitable for the office, manufacturing or warehouse operations conducted in them and provide adequate capacity for current and foreseeable future needs.
Item 3. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 19, “Commitments and Contingencies,” to the consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol “LNTH”.
Holders of Record
On February 20, 2025, there were approximately 29 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Performance Graph
The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether such filing occurs before or after the date hereof, except to the extent that we explicitly incorporate it by reference into in such filing.
The following graph provides a comparison of the cumulative total shareholder return on our common shares with that of the cumulative total shareholder return on the (i) Russell 2000 Index, (ii) the NASDAQ US Small Cap Index and (iii) the NASDAQ US Mid Cap Index, commencing on December 31, 2019 and ending December 31, 2024. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on December 31, 2019. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*
Among Lantheus Holdings, Inc., Russell 2000 Index and NASDAQ Small Cap Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Lantheus Holdings, Inc. ("LNTH")
Russell 2000 Index ("^RUT")
NASDAQ US Small Cap Index ("^NQUSS")
NASDAQ US Mid Cap Index ("^NQUSM")

________________________________
* Assumes hypothetical investment of $100 in our common stock and each of the indices on December 31, 2019, including reinvestment of dividends.

Performance Graph Data
The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in our common stock and each of the comparative indices on December 31, 2019:

Date	Lantheus Holdings, Inc. (“LNTH”)	Russell 2000 Index (“^RUT”)	NASDAQ US Small Cap Index (“^NQUSS”)	NASDAQ US Mid Cap Index (“^NQUSM”)
12/31/19	$100.00	$100.00	$100.00	$100.00
12/31/20	$65.77	$118.36	$121.47	$114.72
12/31/21	$140.86	$134.57	$141.02	$135.48
12/31/22	$248.46	$105.56	$109.85	$110.45
12/31/23	$302.29	$121.49	$127.34	$128.72
12/31/24	$436.18	$133.66	$141.10	$147.55

Dividend Policy
We did not declare or pay any dividends in 2024, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity” of this Form 10-K for further information.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In November 2024, our Board authorized a program to repurchase up to $250 million of our common stock during the next twelve months (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.
The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022, April 25, 2024 and October 22, 2024 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5.
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(3)
October 2024	4,214	$113.55	—	—
November 2024	909,932	$89.48	907,279	$168.8 million
December 2024	210,837	$89.92	208,729	$150.0 million
Total	1,124,983		1,116,008	$150.0 million
    ________________________________
(1)Includes shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
(2)Include the repurchases of an aggregate total approximately 1.1 million shares of our common stock under the 2024 Program.
(3)Reflects the approximate dollar value of shares of our common stock that may be purchased under the 2024 Program, which expires in November 2025.

Securities Authorized for Issuance under Equity Compensations Plans
The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”). This discussion contains forward-looking statements related to future events and our future financial performance that are based on current expectations and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements.” included in this Form 10-K.
This section discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 have been excluded from this Form 10-K and can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
Overview
Our Business
We are the leading radiopharmaceutical-focused company, delivering life-changing science to enable clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products in three categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our leading Radiopharmaceutical Oncology products help healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically.
Our commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk and limit overall costs.
We produce and market our products throughout the United States (the “United States” or “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. We sell our products outside the U.S. through a combination of direct distribution in Canada and third party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Montreal, Canada; and Lund, Sweden.
Recent Developments
During 2024, we executed on our strategy to evolve into a fully integrated radiopharmaceutical company, supported by our increasingly diversified portfolio and our targeted initiatives to expand our pipeline, commercial, development and manufacturing capabilities. Over the course of the year and into 2025, we announced multiple strategic transactions, which furthered our goal to focus on new high growth markets and expand and diversify our capabilities and development pipeline with complementary assets. A brief description of these transactions is summarized below.
Pending Acquisition of Life Molecular Imaging
On January 13, 2025, we announced that we entered into a definitive agreement to acquire Life Molecular Imaging Ltd. (“Life Molecular”). Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The definitive agreement provides for an upfront payment of $350.0 million and up to an additional $400.0 million in potential earn-out and milestone payments. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary regulatory and closing conditions.
Previously, on July 3, 2024,we acquired from Life Molecular the global rights to its clinical stage RM2, a gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, and potential regulatory milestone payments plus royalties (the “RM2 Asset Purchase”). GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to begin a Phase 1/2a study with LNTH-2402 in prostate cancer patients in 2025. We expect LNTH-2401 could be used as a companion diagnostic, and that together, LNTH-2401 and LNTH-2402 could potentially allow us to enter into new disease areas.

For more information on the acquisition of the global rights to RM2, see Note 21, “Acquisition of Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Pending Acquisition of Evergreen Theragnostics
On January 27, 2025, we announced that we entered into an Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen Theragnostics, Inc. (“Evergreen”) and Shareholder Representative Services LLC, pursuant to which we will acquire Evergreen by means of a statutory merger of our subsidiary with and into Evergreen, with Evergreen surviving as our wholly-owned subsidiary (the “Evergreen Merger”). Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services, as well as drug discovery and commercialization of proprietary products.
Pursuant to the Evergreen Merger Agreement, we will pay an upfront amount of $250 million, payable in cash at closing and subject to customary adjustments as set forth in the Evergreen Merger Agreement, and milestone payments in an aggregate additional cash amount of up to $752.5 million upon the occurrence of certain Milestone Trigger Events (as set forth in the Evergreen Merger Agreement). We also agreed to provide up to $18 million in unsecured loans to Evergreen on the terms set forth in the Merger Agreement. The Evergreen Merger is expected to close in the second half of 2025, subject to the satisfaction of customary regulatory and closing conditions.
Acquisition of NAV-4694
On June 18, 2024, we acquired Meilleur Technologies Inc. (“Meilleur”), including its asset NAV-4694, a late-stage investigational F-18-positron emission tomography (“PET”) imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. We could also pay double-digit milestone payments upon achievement of specified annual commercial sales and double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. We expect to submit an NDA for NAV-4694 in 2026.
For more information, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Exclusive License for Radiopharm Theranostics Limited
On June 15, 2024, we entered into an agreement with Radiopharm to acquire global, exclusive rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a monoclonal antibody that targets LRRC15, a preclinical therapeutic candidate targeting osteosarcoma, and a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody, a preclinical stage therapy. In connection with this acquisition, we are assuming the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.
For more information, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Strategic Agreements with Perspective Therapeutics, Inc.
On January 8, 2024, we entered into multiple strategic agreements with Perspective Therapeutics, Inc. (“Perspective”), a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT- ⍺-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28.0 million in cash.
On January 22, 2024, we purchased 56,342,355 shares of Perspective’s common stock (“Perspective Shares”) at a purchase price of $0.37 per share in a private placement transaction, for approximately $20.8 million in cash. We were also granted certain pro rata participation rights to maintain our ownership position in Perspective in the event that Perspective makes any public or non-public offering of any equity or voting securities, subject to certain exceptions.
On March 1, 2024, we transferred the fixed assets and associated lease of our Somerset, New Jersey facility (the “Somerset Facility”) to Perspective, and the parties entered into a transition services arrangement pursuant to which we provided certain services relating to final disposal of radioactive waste and certain other related services.

On March 6, 2024, we purchased 60,431,039 Perspective Shares at a price of $0.95 per share. The total consideration for this additional purchase was approximately $57.4 million, resulting in Lantheus Alpha holding approximately 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) as of March 6, 2024.
On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which we held 11,677,339 Perspective Shares.
For more information, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Chief Executive Officer Transition
On March 1, 2024, Brian Markison, our then Chair of our Board of Directors (the “Board”), became our Chief Executive Officer (“CEO”), and Mary Anne Heino, retired as our CEO and became the Chair of our Board. As part of this leadership transition, Mr. Markison assumed the role of Executive Chair of the Board as of January 23, 2024 until the effectiveness of his CEO appointment in March, and Board Member Julie McHugh became Lead Independent Director.
Other Strategic Changes
As part of our evolution into a fully integrated radiopharmaceutical company, during 2024, we reviewed our current capabilities and skillsets and began implementing organizational changes deemed necessary to best position us to execute on our long-term strategy. These changes included transitioning approximately 60 employees out of the Company. In connection with these changes, we approved equity modifications that allowed grants of stock options and restricted stock units (“RSUs”) issued to those impacted by this event to continue to vest in 2024 and 2025 with any unvested stock option and RSU grants as of December 31, 2025 to be cancelled. Total stockholder return awards granted to these individuals will continue to vest on their original vesting schedule but any shares issued will be issued in a pro-rated amount based on the time served during the performance period.
MK-6240
On February 6, 2023, we acquired Cerveau, which holds the rights under a license agreement to develop and commercialize MK-6240, an investigational late-stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. Under the terms of the purchase agreement, we paid the stockholders of Cerveau (“Cerveau Stockholders”) an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Cerveau Stockholders are also eligible to receive additional development and commercial milestone payments. We will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use MK-6240 in clinical trials and includes milestone and dose-related payments.
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
In 2024, we held a pre-NDA meeting with the U.S. Food and Drug Administration (“FDA”) and we expect to submit an NDA for MK-6240 in 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA or, if approved, that we will be successful in commercialization.
For more information, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Sale of RELISTOR Licensed Intangible Asset Associated with Net Sales Royalties
On August 2, 2023, we sold the right to our RELISTOR net sales royalties, which is classified as a licensed intangible asset (“RELISTOR royalty asset”), under our license agreement with Bausch Health Companies, Inc. (“Bausch”); we retained the rights to future sales-based milestone payments. We received an initial payment of approximately $98.0 million in connection with the sale and we have the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale. No sales-based milestone payment was earned in 2024. In 2023, we earned a $15.0 million sales-based milestone payment as the net sales threshold (as defined in the license agreement with Bausch) was met.
For more information, see Note 10, “Intangibles, Net and Goodwill” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
For more information, see Note 10, “Intangibles, Net and Goodwill” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Amendment of Credit Facility
In December 2024, we amended our five-year revolving credit facility (as amended, the “2022 Revolving Facility”). The amendment, among other things, extended the maturity date from December 2, 2027 to December 19, 2029, increased the 2022 Revolving Facility from $350.0 million to $750.0 million and increased the additional amount that we may request to add to the increased revolving commitment by $350.0 million. The amendment also, among other things, (i) reduces the ranges of margins based on our Total Net Leverage Ratio (as defined in the 2022 Revolving Facility) used to calculate interest for the revolving loans and (ii) reduces the maximum unused commitment fee from 0.35% per annum to 0.30% per annum.
Key Factors Affecting Our Results
Our financial performance incorporates the results of our acquisition of Cerveau on February 6, 2023 and Meilleur on June 18, 2024. Our business and financial performance have been, and continue to be, affected by the following:
Continued Growth of PYLARIFY
PYLARIFY, an F-18-labeled PET imaging agent targeting prostate-specific membrane antigen (“PSMA”), was approved by the FDA in May 2021 and commercially launched in the U.S. in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in patients with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated prostate-specific antigen levels. PYLARIFY is available through a diverse, multi-partner network of PET manufacturing facilities (“PMFs”), including both commercial and academic partners.
The successful growth of PYLARIFY is dependent on our ability to maintain PYLARIFY as the most utilized PSMA PET imaging agent in an increasingly competitive space. PYLARIFY’s competition includes two commercially available gallium-68-based PSMA imaging agents, an approved F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. We will continue to make investments necessary to drive PYLARIFY awareness and adoption. We believe that PYLARIFY currently has the largest dedicated field-based commercial team in the PSMA PET imaging agent space. Continued growth and revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY in light of the loss of transitional pass-through payment status (“TPT Status”) and changes to Medicare fee-for-service (“FFS”) hospital outpatient payment, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and through long-term strategic partnerships.
Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from the Centers for Medicare and Medicaid Services (“CMS”) in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography (“CT”) procedure in that setting.
In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on mean unit cost (“MUC”) for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Effective January 1, 2025, CMS is maintaining separate payment for PYLARIFY based on MUC, which is lower than the ASP-based payments that were made during TPT Status.
Our plan to successfully grow PYLARIFY includes conveying its commercial and clinical value, expanding its use in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S. Internationally, we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F-18 in Europe, where it is being commercialized in the EU under the brand name PYLCLARI. We have entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with their development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” of this Form 10-K.

In connection with the acquisition of Progenics in June 2020, we issued contingent value rights (”CVRs”) tied to the financial performance of PYLARIFY. We paid $99.6 million to the CVR holders during May 2023 in full satisfaction of our obligations under the CVRs.
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
As we continue to grow our microbubble platform, our activities include:
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
Expansion of Strategic Partnerships and Other Revenue
We continue to seek ways to further increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, with respect to our Strategic Partnerships and Other Revenue category, we are focused on radiopharmaceutical diagnostic and therapeutic product opportunities in oncology, neurology, and other strategic areas that will complement our existing portfolio.
Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, and Biomarker Solutions businesses and is focused on enabling precision medicine with biomarkers and digital solutions.
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, which includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. For example, we licensed the commercialization rights for piflufolastat F-18 in Europe to Curium, where it is now commercialized under the brand name PYLCLARI, and for flurpiridaz, which received FDA approval in 2024 under the brand name Flyrcado, to GE Healthcare Limited (“GE Healthcare”).
•Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions. Our Digital Solutions include artificial intelligence medical device software, such as aPROMISE and Automated Bone Scan Index (“aBSI”), both of which are FDA cleared and received a European Conformity Marking (“CE mark”).
•Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical companies to support their research and development of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression. For example, piflufolastat F-18 is currently being used by Curium Pharma and Regeneron Pharmaceuticals in their respective prostate cancer therapeutic drug development programs, and was also used in the development of PNT2002. MK-6240 is a widely utilized tau PET tracer in Alzheimer’s disease studies with over 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. NAV-4694 is also being used in academic and industry sponsored clinical trials.
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
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing, and distribution, which takes place at multiple PMF manufacturing partner sites that produce and deliver doses for us across the U.S. Our TechneLite generators and Xenon-133 are manufactured at our facilities in North Billerica, Massachusetts.
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
•For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an ANDA for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” in Part I, Item 1. “Business - Other Notable Transactions” of this Form 10-K.
•For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In 2024, we held a pre-NDA meeting with the FDA and are expecting to submit an NDA for MK-6240 in 2025.
•For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million in June 2024 and an additional $10.0 million in August 2024 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments.
•For LNTH-1363S, in collaboration with Ratio Therapeutics LLC (previously Noria Therapeutics, Inc.), we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We initiated a Phase 1/2a study in patients in 2024.
•For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, and will potentially make additional milestone and royalty payments. We plan to initiate a Phase 1/2a study in prostate cancer patients in 2025.
•For LRRC15 and TROP2, we acquired the rights to the preclinical assets and the underlying license agreements for $2.0 million and will potentially make additional milestone and royalty payments.
For more information on potential milestone and royalty payments related to the product candidates listed above, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
PNT2002
Under the terms of the PNT2002 License Agreement, we paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002. In addition, after Lantheus Two achieves $500.0 million in cumulative gross profit, POINT is eligible to receive royalty payments of 20% of net sales of PNT2002. Prior to achieving that financial recoupment threshold, POINT is eligible to receive royalty payments of 20% on that portion of annual net sales of PNT2002 that generate annual gross profit in excess of specified levels.
PNT2003

Under the terms of the PNT2003 License Agreement, we paid POINT an upfront payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003. In addition, POINT is eligible to receive royalty payments of 15% of net sales of PNT2003.
Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates or lifecycle management opportunities will be successful.
Strategic Partnerships and Other Revenue
Oncology
As we continue to pursue expanding our strategic partnerships, our Biomarker Solutions activities in oncology are designed to enable precision medicine using biomarkers and digital solutions that augment diagnostic productivity. For example, in prostate cancer, we collaborate with pharmaceutical companies by supplying them with piflufolastat F-18 for use in their therapeutic drug development programs. In addition, with respect to our microbubble platform, we collaborate with strategic partners to provide microbubbles to be used in combination with those partners’ devices currently under development.
flurpiridaz
In September 2024, GE Healthcare announced that it had received FDA approval of Flyrcado (flurpiridaz F-18) for coronary artery disease diagnosis.
Under a Collaboration and License Agreement, GE Healthcare has led the funding and development of flurpiridaz F-18, and has the global commercialization rights for it. We have the right to receive:
• up to $60 million in regulatory and sales milestone payments,
• tiered double-digit royalties on U.S. sales., and
• mid-single digit royalties on sales outside of the U.S.
Generally, our costs in connection with the strategic partnerships relate to intellectual property, the supply of drug and other ancillary expenses and the benefits can include possible supply, milestone and royalty payments, additional intellectual property rights and strategic relationships. For flurpiridaz F-18, under the Collaboration and License Agreement, we retained ownership of all of the licensed intellectual property and bear the cost of patent prosecution and maintenance.

Results of Operations
The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(in thousands)	2024	2023	2022	Change $	Change %	Change $	Change %
Revenues	$1,533,910	$1,296,429	$935,061	$237,481	18.3%	$361,368	38.6%
Cost of goods sold	545,619	586,886	353,358	(41,267)	(7.0)%	233,528	66.1%
Gross profit	988,291	709,543	581,703	278,748	39.3%	127,840	22.0%
Operating expenses
Sales and marketing	177,940	141,736	100,243	36,204	25.5%	41,493	41.4%
General and administrative	193,689	125,458	133,584	68,231	54.4%	(8,126)	(6.1)%
Research and development	168,098	77,707	311,681	90,391	116.3%	(233,974)	(75.1)%
Total operating expenses	539,727	344,901	545,508	194,826	56.5%	(200,607)	(36.8)%
Gain on sale of assets	8,415	—	—	8,415	100.0%	—	—%
Operating income	456,979	364,642	36,195	92,337	25.3%	328,447	907.4%
Interest expense	19,669	20,019	7,185	(350)	(1.7)%	12,834	178.6%
Investment in equity securities - net unrealized loss	43,564	—	—	43,564	100.0%	—	—%
Loss on extinguishment of debt	—	—	588	—	N/A	(588)	(100.0)%
Other (income) loss, net	(37,231)	(66,320)	1,703	29,089	(43.9)%	(68,023)	(3,994.3)%
Income before income taxes	430,977	410,943	26,719	20,034	4.9%	384,224	1,438.0%
Income tax expense (benefit)	118,535	84,282	(1,348)	34,253	40.6%	85,630	(6,352.4)%
Net income	$312,442	$326,661	$28,067	$(14,219)	(4.4)%	$298,594	1,063.9%

Comparison of the Periods Ended December 31, 2024 and 2023
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and AZEDRA. In 2024, we discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically, and includes revenue derived from the research use of MK-6420 and NAV-4694.
Revenues are summarized by product category on a net basis as follows:

	Year Ended December 31,			2024 vs. 2023
(in thousands)	2024	2023	2022	Change $	Change %
PYLARIFY	$1,057,834	$851,303	$527,405	$206,531	24.3%
Other radiopharmaceutical oncology	384	3,130	4,102	(2,746)	(87.7)%
Total radiopharmaceutical oncology	1,058,218	854,433	531,507	203,785	23.9%
DEFINITY	317,792	279,768	244,993	38,024	13.6%
TechneLite	95,487	87,370	88,864	8,117	9.3%
Other precision diagnostics	24,231	22,980	22,825	1,251	5.4%
Total precision diagnostics	437,510	390,118	356,682	47,392	12.1%
Strategic Partnerships and other revenue	38,182	51,878	46,872	(13,696)	(26.4)%
Total revenues	$1,533,910	$1,296,429	$935,061	$237,481	18.3%
The increase in revenues for the year ended December 31, 2024, as compared to 2023, is primarily due to increased PYLARIFY and DEFINITY sales volume, as well as revenue generated from sales for investigational use of NAV-4694 and MK-6240. The increase is offset, in part, by a decrease in net sales royalties in 2024 primarily due to the sale of the rights to our RELISTOR royalty revenue asset in 2023. Net sales royalties related to RELISTOR were recorded in Strategic Partnerships and Other Revenue prior to the sale.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses and other liabilities in our consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves for rebates and allowances is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2023	$13,399
Provision related to current period revenues	32,308
Adjustments relating to prior period revenues	(453)
Payments or credits made during the period	(29,184)
Balance, December 31, 2023	16,070
Provision related to current period revenues	63,504
Payments or credits made during the period	(54,326)
Balance, December 31, 2024	$25,248

Gross Profit
The increase in gross profit for the year ended December 31, 2024, as compared to the prior year period, is primarily due to an increase in PYLARIFY and DEFINITY sales volume in 2024 and the impairment of the AZEDRA intangible asset recorded in 2023. This is partially offset by a decrease in RELISTOR net royalty sales due to the sale of the rights to the royalties in 2023.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development and utilization of advertising and promotional material, professional services, market research, and sales meetings.
Sales and marketing expenses increased $36.2 million for the year ended December 31, 2024, as compared to the prior year period. This was primarily driven by our investment in sales and marketing efforts in support of an expansion of our PYLARIFY sales force and supporting functions intended to support and expand adoption of PYLARIFY and pre-commercialization activities for certain product candidates.
General and Administrative
General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology, and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services, as well as bad debt expense, certain facility and insurance costs, including director and officer liability insurance.
General and administrative expenses increased $68.2 million for the year ended December 31, 2024 compared to the prior year period. This was primarily driven by an increase in investment in technology, primarily related to our implementation of a new enterprise resource planning system in 2024, higher stock compensation, increased employee-related costs, and higher professional fees primarily related to business development activity.
Research and Development
Research and development expenses relate primarily to the development of product candidates and costs related to our medical affairs, medical information and regulatory functions.
Research and development expenses increased $90.4 million for the year ended December 31, 2024 as compared to the prior year period. This was primarily driven by in-process research and development (“IPR&D”) expense of $36.0 million related to the RM2 Asset Purchase, $2.0 million related to the Radiopharm Asset Purchase, and an upfront option payment of $28.0 million to Perspective. In addition, there was an increase in employee-related costs resulting from an increase in headcount and increased project costs, including MK-6240 research and development expenses. This increase was offset, in part, by a non-cash impairment charge in the prior year associated with an IPR&D asset of $15.6 million and lower clinical expenses related to our Phase 2 study we conducted for 1095, our PSMA-targeted iodine 131-labelled small molecule product candidate.
Gain on Sale of Assets
Gain on sale of assets includes a $6.3 million gain resulting from the sale of the Somerset Facility to Perspective in March 2024. In addition, we recorded a $2.1 million gain on sale of assets in December 2024 related to the sale of a portion of our North Billerica campus.
Investment in Equity Securities - Net Unrealized Loss
Investments in equity securities - net unrealized loss increased $43.6 million in 2024. Each quarter our investments in equity securities of Radiopharm Theranostics Limited (“Radiopharm”) and Perspective, which were purchased in 2024, are revalued to market price. For the year ended December 31, 2024, we recorded unrealized losses on the investments in Radiopharm and Perspective of $2.6 million and $41.0 million, respectively.
Other Income, Net
Other income, net decreased by $29.1 million for the year ended December 31, 2024 as compared to the prior year period primarily due to the gain on sale of the RELISTOR licensed intangible asset associated with net sales royalties of $51.8 million recorded in 2023, for which there is no comparable amount in 2024. This is partially offset by a $17.2 million increase in interest income in 2024, as compared to 2023, due to higher average cash balances in 2024.

Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2024	2023
Effective tax rate	27.5%	20.5%
Our effective tax rate in fiscal 2024 differs from the U.S. statutory rate of 21% primarily due to state income taxes and the valuation allowance established on the current year net unrealized loss on our investment in equity securities.
The increase in the effective tax rate in 2024 is primarily due to the valuation allowance established on the current year unrealized loss on our investment in equity securities, and a benefit recorded in 2023 related to our RELISTOR royalty asset, which resulted in additional net operating losses becoming available for utilization under Internal Revenue Code Section 382. There was no such comparable amount recorded in 2024.
In accordance with our accounting policy, the change in the tax liabilities, penalties and interest associated with our uncertain tax positions (net of any offsetting federal or state benefit) is recognized within income tax expense (benefit). Our uncertain tax positions include indemnified liabilities, in accordance with the Stock and Asset Purchase Agreement entered into with Bristol Myers Squibb (“BMS”) in 2008. Changes in the liability result in offsetting changes in the indemnification receivable. As these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by us, there will be no effect on net income and no net cash outflows related to these liabilities. During 2023, the Company released a significant portion of its indemnified liability due to the settlement of these positions in certain states at a cost significantly less than our accrual resulting in $5.2 million (net of federal or state benefit) income tax benefit. For more information see Note 5, “Income Taxes” to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Our effective tax rate in fiscal 2023 differed from the U.S. statutory rate of 21% primarily due to the income tax benefits associated with stock compensation deductions, additional net operating losses available for utilization under Internal Revenue Code Section 382 as a result of the sale of our RELISTOR royalty asset, and the release of uncertain tax positions, partially offset by state income taxes.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$544,750	$305,260	$281,781
Net cash (used in) provided by investing activities	$(226,015)	$5,939	$(276,547)
Net cash (used in) provided by financing activities	$(118,536)	$(13,062)	$311,691
For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2022, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $544.8 million during the year ended December 31, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss on investment in equity securities, charges incurred in connection with the Perspective IPR&D exclusive license options, charges related to Radiopharm’s licensed assets, charges related to Life Molecular’s RM2 license, gains on disposal of our Somerset Facility and a portion of our North Billerica, Massachusetts facility, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash is attributable to an increase in income taxes payable in 2024. The primary working capital uses of cash were due to the timing of payments to large vendors, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net cash provided by operating activities of $305.3 million during the year ended December 31, 2023 was primarily comprised of net income adjusted for non-cash items such as impairment of long-lived assets, depreciation, amortization and accretion expense, gain on sale of our RELISTOR royalty asset, deferred income taxes, and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were a decrease to accruals related to the CVR payment, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $36.0 million of payments for the RM2 Asset Purchase, $42.9 million payments to the Meilleur Stockholders for the acquisition of Meilleur, $2.0 million for the Radiopharm Asset Purchase, $83.2 million for the purchase of equity securities in Perspective and Radiopharm, and $51.6 million of capital expenditures, partially offset by net cash proceeds of $17.8 million from the sale of the Somerset Facility and a portion of our North Billerica, Massachusetts facility, and associated assets.
Net cash provided by investing activities during the year ended December 31, 2023 was primarily due to net cash proceeds of $97.8 million from the sale of our RELISTOR royalty asset offset by $45.3 million for our asset acquisition of Cerveau and $46.6 million of capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the year ended December 31, 2024 is primarily attributable to the repurchase of our common stock for approximately $100.0 million, the payments for minimum statutory tax withholding related to net share settlement of equity awards of $22.6 million and the payment of $2.3 million of financing costs related to the refinancing of our credit facility described below, offset by proceeds of $6.7 million from stock option exercises.
Net cash used in financing activities during the year ended December 31, 2023 was primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $14.4 million and the CVR initial valuation as of the acquisition date of $3.7 million, offset by proceeds of $3.8 million from stock option exercises.
External Sources of Liquidity
In December 2024, we entered into an amendment to the 2022 Revolving Facility that, among other things, extended the maturity date from December 2, 2027 to December 19, 2029, increased the 2022 Revolving Facility from $350.0 million to $750.0 million and increased the additional amount that LMI may request to add to the increased revolving commitment by $350.0 million. The amendment also, among other things, (i) reduces the ranges of margins based on our Total Net Leverage Ratio (as defined in the 2022 Revolving Facility) used to calculate interest for the revolving loans and (ii) reduces the maximum unused commitment fee from 0.35% per annum to 0.30% per annum. The full terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent, as amended. We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to the greater of $685.0 million (so that the total amount available is $1.44 billion) or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
Under the terms of the 2022 Revolving Facility, the lenders thereunder agreed to extend credit to us from time to time until December 19, 2029 consisting of revolving loans in an aggregate principal amount not to exceed $750.0 million at any time. The 2022 Revolving Facility includes a $40.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”). The 2022 Revolving Facility includes a $20.0 million sub-facility for swingline loans (the “Swingline Loans”). The Letters of Credit, Swingline Loans and the borrowings under the 2022 Revolving Facility are expected to be used for working capital and other general corporate purposes.
For more information on the 2022 Revolving Facility, see Note 12, “Long-Term Debt, Net, and Other Borrowings” to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
As of December 31, 2024, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, LMI, as Guarantor, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.

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
In November 2024, our Board authorized a program to repurchase up to $250 million of our common stock during the next twelve months (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock. As of December 31, 2024, cumulative shares purchased under the 2024 Program were approximately 1.1 million shares for approximately $100.0 million.
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
•The costs of investing in our facilities, equipment, and technology infrastructure;
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

Disruption in our financial performance could occur if we experience significant adverse changes in product or customer mix, broad economic downturns, sustained inflation, adverse industry or company conditions or catastrophic external events, including pandemics, natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to further implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.
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
At December 31, 2024, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $912.8 million of cash and cash equivalents as of December 31, 2024. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $912.8 million as of December 31, 2024, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond. Our material cash requirements include the following contractual and other obligations.
Debt
We completed a sale of $575.0 million in aggregate principal amount of the Notes due in 2027. As of December 31, 2024, we had no amounts of principal due within the next twelve months. Future interest payments associated with the Notes total $44.6 million, with $15.1 million payable within twelve months. We may redeem for cash all or any portion of the Notes, at our option, on or after December 22, 2025 if the closing sale price per share of our common stock exceeds 130% of the conversion price of the Notes for a specified period of time. For more information on our cash requirements under the Notes, see Note 12, “Long-Term Debt, Net, and Other Borrowings” to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Leases
We have operating lease arrangements for certain facilities, including corporate and manufacturing space. As of December 31, 2024, we had fixed operating lease payment obligations of $94.9 million, with $5.4 million payable within twelve months.
We have lease arrangements for certain equipment. As of December 31, 2024, we had fixed finance lease payment obligations of $1.8 million, with $1.0 million payable within twelve months.
Purchase Obligations
We have purchase obligations that primarily consist of noncancelable obligations related to minimum quantities of goods or services that have been committed to be purchased on an annual basis. As of December 31, 2024, we had minimum purchase obligations of $11.3 million, with $5.9 million due within twelve months.
License Agreements
We have entered into license agreements in which fixed payments have been committed to be paid on an annual basis. As of December 31, 2024, we had no amount of fixed license payments due within twelve months. These amounts do not include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events under our license agreements, because they are contingent and the amounts and timing of such potential obligations are unknown or uncertain. We may be required to pay approximately $3.7 billion in contingent payments under our license agreements.
Asset Acquisitions
During 2022, we entered into the POINT License Agreements, in which we made upfront payments of $260.0 million, and under which we may make additional milestone payments. The additional milestone payments are based on FDA approval and net sales and commercial milestones. Under the terms of the PNT2002 License Agreement, we have the potential to pay up to an additional $281.0 million in milestone payments and up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds. Under the terms of the PNT2003 License Agreement, we have the potential to pay an additional $34.5 million in milestone payments and up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds. In total, we may be required to pay up to approximately $1.8 billion related to the asset acquisition. As of December 31, 2024, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
On February 6, 2023, we acquired Cerveau and made an upfront payment of approximately $35.3 million to the Cerveau Stockholders. We paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. We could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Finally, we will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of December 31, 2024, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. We made an upfront payment of approximately $32.9 million to the Meilleur Stockholders on June 18, 2024 and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. The Meilleur Stockholders are also eligible to receive up to $830.0 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds of NAV-4694 as well as up to $4.0 million in remaining research milestones upon achievement of specified clinical studies at academic institutions thresholds. Additionally, we could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of December 31, 2024, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
For further information on possible funding requirements resulting from our asset acquisitions, see Note 21, "Acquisition of Assets" to our consolidated consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Other Long-Term Liabilities
Our other long-term liabilities in the consolidated balance sheet include the fair values of contingent consideration liabilities including contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013. We may be required to pay up to approximately $85.0 million related to the contingent consideration. As of December 31, 2024, these contingent payments were not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows.
Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2024, we had unrecognized tax benefits of $7.3 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Asset Retirement Obligation
We are required to provide the Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility, upon closure. We have provided this financial assurance in the form of a $30.3 million surety bond (the “Surety Bond”). As of December 31, 2024, the liability for this decommissioning obligation, which was approximately $23.3 million, was measured at the present value of the obligation expected to be incurred of approximately $25.1 million. These contingent payments are not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows related to the decommissioning of our radioactive operations.
Off-Balance Sheet Arrangements
As noted above, we have provided the Surety Bond to the Massachusetts Department of Public Health.
Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities, or variable interest entities.

Effects of Inflation
We do not believe that inflation has had a significant impact on our results of operations. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset some of the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our financial condition, results of operations and cash flows.
Recent Accounting Standards
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements located under Item 8 of this Form 10-K for information regarding recently issued accounting standards that may have a significant impact on our business.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements require us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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
We derive our revenues through arrangements with customers for product sales, as well as licensing and royalty arrangements. We sell our products primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies, and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our 2022 Revolving Facility, which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of

December 31, 2024, there was availability of $750.0 million on the 2022 Revolving Facility. Any increase in the interest rate under the 2022 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2022 Revolving Facility.
Foreign Currency Risk
We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or that subsidiary’s, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.
During the years ended December 31, 2024, 2023 and 2022, the net impact of foreign currency changes on transactions was a loss of $0.7 million, $0.1 million and $0.3 million, respectively. From time to time, we enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.
The Canadian dollar presents the primary currency risk on our earnings. At December 31, 2024, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company’s product revenue includes revenue earned from the sale of its prostate cancer positron emission tomography (“PET”) imaging agent, PYLARIFY. The Company recognizes revenue from PYLARIFY when it transfers control of promised goods to its customers. The Company’s principal customers for PYLARIFY sales include hospitals, independent imaging centers and government facilities.
The accounting for PYLARIFY sales involves judgment, particularly as it relates to designing and executing the product distribution processes in a manner that provides the Company reliable information in determining when control of the product is transferred to the customer. For the year ended December 31, 2024, revenue from the sale of PYLARIFY was $1.1 billion.
We identified revenue from the Company’s PYLARIFY sales as critical audit matter due to the high volume of transactions and the complexity of the product distribution processes. This required extensive audit effort and an increased level of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue from product sales included the following, among others:

•We tested the effectiveness of internal controls over the recognition of revenue from PYLARIFY sales, including controls over the quantity and price of products shipped and timing of revenue recognition.
•For product shipped by PET manufacturing facilities, we (i) confirmed the relevant information regarding the doses shipped to customers that impact revenue recognition, (ii) performed substantive analytical procedures to develop an expectation of the revenue recognized based on the batches of material manufactured and compared our expectation to the amount recorded by management, (iii) performed detail transaction testing for revenue from product sales by making a sample of transactions and agreeing the transaction to the relevant information supporting the ordering and fulfillment of doses and (iv) confirmed selected accounts receivable balances.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2025
We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$912,814	$713,656
Accounts receivable, net	321,258	284,292
Inventory	68,025	64,029
Other current assets	24,536	16,683
Assets held for sale	—	7,159
Total current assets	1,326,633	1,085,819
Investment in equity securities	39,489	—
Property, plant and equipment, net	176,798	146,697
Intangibles, net	161,761	151,985
Goodwill	61,189	61,189
Deferred tax assets, net	170,233	150,198
Other long-term assets	44,237	55,261
Total assets	$1,980,340	$1,651,149
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$974	$823
Accounts payable	34,560	41,189
Accrued expenses and other liabilities	204,992	145,338
Total current liabilities	240,526	187,350
Asset retirement obligations	23,344	22,916
Long-term debt, net and other borrowings	565,279	561,670
Other long-term liabilities	63,180	63,321
Total liabilities	892,329	835,257
Commitments and contingencies (see Note 19)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 70,905 and 69,863 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	709	699
Additional paid-in capital	817,972	757,727
Treasury Stock at cost - 2,455 shares and 1,339 shares as of December 31, 2024 and 2023, respectively	(175,000)	(75,000)
Retained earnings	445,945	133,503
Accumulated other comprehensive loss	(1,615)	(1,037)
Total stockholders’ equity	1,088,011	815,892
Total liabilities and stockholders’ equity	$1,980,340	$1,651,149

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,533,910	$1,296,429	$935,061
Cost of goods sold	545,619	586,886	353,358
Gross profit	988,291	709,543	581,703
Operating expenses
Sales and marketing	177,940	141,736	100,243
General and administrative	193,689	125,458	133,584
Research and development	168,098	77,707	311,681
Total operating expenses	539,727	344,901	545,508
Gain on sale of assets	8,415	—	—
Operating income	456,979	364,642	36,195
Interest expense	19,669	20,019	7,185
Investment in equity securities - net unrealized loss	43,564	—	—
Loss on extinguishment of debt	—	—	588
Other (income) loss, net	(37,231)	(66,320)	1,703
Income before income taxes	430,977	410,943	26,719
Income tax expense (benefit)	118,535	84,282	(1,348)
Net income	$312,442	$326,661	$28,067
Net income per common share:
Basic	$4.52	$4.79	$0.41
Diluted	$4.36	$4.65	$0.40
Weighted-average common shares outstanding:
Basic	69,199	68,266	68,487
Diluted	71,651	70,239	70,671

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$312,442	$326,661	$28,067
Other comprehensive income (loss):
Foreign currency translation	(578)	222	(505)
Realized loss on cash flow hedges, net of tax	—	—	(269)
Total other comprehensive (loss) income	(578)	222	(774)
Comprehensive income	$311,864	$326,883	$27,293

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	67,739	$677	—	$—	$685,472	$(221,225)	$(485)	$464,439
Net income	—	—	—	—	—	28,067	—	28,067
Other comprehensive income	—	—	—	—	—	—	(774)	(774)
Stock option exercises and employee stock plan purchases	411	4	—	—	8,908	—	—	8,912
Vesting of restricted stock awards	845	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(144)	(1)	—	—	(7,758)	—	—	(7,759)
Repurchase of common stock	—	—	1,339	(75,000)	—	—	—	(75,000)
Stock-based compensation	—	—	—	—	29,262	—	—	29,262
Balance, December 31, 2022	68,851	689	1,339	(75,000)	715,875	(193,158)	(1,259)	447,147
Net income	—	—	—	—	—	326,661	—	326,661
Other comprehensive income	—	—	—	—	—	—	222	222
Stock option exercises and employee stock plan purchases	245	2	—	—	5,747	—	—	5,749
Vesting of restricted stock awards	962	10	—	—	(10)	—	—	—
Shares withheld to cover taxes	(195)	(2)	—	—	(14,392)	—	—	(14,394)
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	50,507	—	—	50,507
Balance, December 31, 2023	69,863	699	1,339	(75,000)	757,727	133,503	(1,037)	815,892
Net income	—	—	—	—	—	312,442	—	312,442
Other comprehensive loss	—	—	—	—	—	—	(578)	(578)
Stock option exercises and employee stock plan purchases	257	2	—	—	6,726	—	—	6,728
Vesting of restricted stock awards and units	1,118	11	—	—	(11)	—	—	—
Shares withheld to cover taxes	(333)	(3)	—	—	(22,612)	—	—	(22,615)
Repurchase of common stock, including excise tax	—	—	1,116	(100,000)	(251)	—	—	(100,251)
Stock-based compensation	—	—	—	—	76,393	—	—	76,393
Balance, December 31, 2024	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$312,442	$326,661	$28,067
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	64,624	60,043	47,929
Impairment of long-lived assets	—	138,050	—
Asset retirement obligation acceleration	—	—	280
Gain on interest rate swap termination	—	—	(5,494)
Amortization of debt related costs	4,296	4,300	1,249
Changes in fair value of contingent assets and liabilities	(2,699)	(9,275)	34,700
Charges incurred in connection with acquired IPR&D	66,000	—	260,000
Loss on extinguishment of debt	—	—	588
Provision for excess and obsolete inventory	(904)	7,914	7,145
Stock-based compensation	76,393	50,507	29,262
Gain on disposal of assets	(8,415)	—	—
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	—	(51,789)	—
Unrealized loss on investment in equity securities	43,564	—	—
Deferred taxes	(30,029)	(55,632)	(48,016)
Long-term indemnification receivable	—	3,929	9,554
Long-term income tax payable and other long-term liabilities	5,236	(3,103)	(12,477)
Other	12,194	4,855	4,059
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(37,685)	(68,637)	(128,460)
Inventory	(2,670)	(36,220)	(7,508)
Other current assets	4,440	(2,418)	(2,440)
Other long-term assets	—	—	(533)
Accounts payable	(8,804)	17,189	301
Accrued expenses and other liabilities	46,767	(81,114)	63,575
Net cash provided by operating activities	544,750	305,260	281,781
Investing activities
Capital expenditures	(51,625)	(46,555)	(18,347)
Proceeds from sale of assets, net	17,767	97,839	1,800
Purchases of investment in equity securities	(83,246)	—	—
Acquisition of assets, net	(80,911)	(45,345)	(260,000)
Acquisition of exclusive license option	(28,000)	—	—
Net cash (used in) provided by investing activities	(226,015)	5,939	(276,547)
Financing activities
Proceeds from issuance of common stock	3,450	1,933	1,375
Debt issuance costs	—	—	(95)
Proceeds from issuance of long-term debt, net	—	—	557,750
Contingent value rights settlement	—	(3,700)	—
Payments on long-term debt and other borrowings	(318)	(717)	(175,385)
Deferred financing costs	(2,331)	—	(2,315)
Proceeds from interest rate swap termination	—	—	5,583
Proceeds from stock option exercises	3,278	3,816	7,537
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(22,615)	(14,394)	(7,759)
Repurchase of common stock	(100,000)	—	(75,000)
Net cash (used in) provided by financing activities	(118,536)	(13,062)	311,691
Effect of foreign exchange rates on cash and cash equivalents	(998)	(93)	(335)
Net increase in cash and cash equivalents and restricted cash	199,201	298,044	316,590
Cash and cash equivalents and restricted cash, beginning of year	715,285	417,241	100,651
Cash and cash equivalents and restricted cash, end of year	$914,486	$715,285	$417,241

Lantheus Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$912,814	$713,656	$415,652
Restricted cash included in other long-term assets	1,672	1,629	1,589
Cash, cash equivalents and restricted cash at end of period	$914,486	$715,285	$417,241

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,094	$15,387	$5,064
Income taxes, net of refunds of $2,688, $25 and $50, respectively	$153,815	$151,579	$54,049
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$5,058	$6,978	$2,370
Lease liability settled through transfer of lease	$762	$—	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$63	$29,396	$11,019
Excise tax payable on net common stock repurchases	$251	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Lantheus Holdings, Inc., a Delaware corporation, is the parent company of Lantheus Medical Imaging, Inc. (“LMI”) and LMI is the parent company of Progenics Pharmaceuticals, Inc., a Delaware corporation (“Progenics”). See “Progenics Acquisition” below and Note 21, “Acquisition of Assets,” to these consolidated financial statements respectively, for more information.
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
The Company’s commercial products are used by cardiologists, internal medicine physicians, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. The Company believes that its diagnostic products provide information that enables healthcare providers to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk, and limit overall costs.
The Company produces and markets its products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. The Company sells its products outside the U.S. through a combination of direct distribution in Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America.
Sales of the Company’s prostate cancer diagnostic imaging agent, PYLARIFY (as defined below), are generated in the U.S. through an internal PYLARIFY sales team, as well as a sales team at some of the Company’s positron emission tomography (“PET”) manufacturing facilities (“PMF”) partners. Sales of the Company’s ultrasound enhancing agent, DEFINITY, are generated in the U.S. through an internal DEFINITY sales team. In the U.S., the Company’s other nuclear imaging products, including TechneLite, Xenon-133, NEUROLITE and CARDIOLITE, are primarily sold to commercial radiopharmacies, the majority of which are controlled by or associated with PharmaLogic Holdings Corp, Cardinal Health, RLS, United Pharmacy Partners, and Jubilant Radiopharma. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use our products and product candidates in clinical trials and includes milestone and dose-related payments. A small portion of the Company’s nuclear imaging product sales in the U.S. are generated through the Company’s internal sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities.
In Europe, Australia, Asia-Pacific, Central America and South America, the Company generally relies on third-party distributors to market, sell and distribute its nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. The Company’s executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts, Montreal, Canada and Lund, Sweden.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 3, “Revenue from Contracts with Customers,” to these consolidated financial statements, for further discussion on revenues.
Accounts Receivable, net
Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated current expected credit losses. In determining the allowance, consideration includes the probability of recoverability based on past experience as well as current and future economic and market conditions. Certain accounts receivable may be fully reserved when the Company becomes aware of any specific collection issues. The Company periodically reviews the aging of receivables, payment history and customer creditworthiness to determine if adjustments to the allowance for doubtful accounts is necessary. Allowance for doubtful accounts was $7.8 million at December 31, 2024 and de minimis at December 31, 2023.
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

Net Income per Common Share
The Company computes earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities as if those securities were converted or exercised. The Company’s potentially dilutive shares, which could include shares issuable upon conversion of the $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company applies the if-converted method for diluted earnings in order to reflect the conversion spread. During periods in which the Company incurs net losses, both basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.
Cash and Cash Equivalents
Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less when purchased.
Restricted Cash
Restricted cash as of December 31, 2024 and 2023, represents primarily collateral for a letter of credit securing a lease obligation and a security deposit. The Company believes the carrying value of these assets approximates fair value.
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
As of December 31, 2024 and 2023, no customer accounted for greater than 10% of accounts receivable, net. No customer accounted for greater than 10% of revenues for the years ended December 31, 2024, 2023 and 2022.
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
The Company currently relies on Jubilant HollisterStier as its significant manufacturer of DEFINITY and its sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials for TechneLite. The Company has Molybdenum-99 supply agreements with Institute for Radioelements of Belgium, running through December 31, 2025, with auto-renewal provisions and terminable upon notice of non-renewal, and with NTP Radioisotopes and its subcontractor Australian Nuclear Science and Technology Organisation, running through December 31, 2025.
The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2024	2023	2022
PYLARIFY	69.0%	65.7%	56.4%
DEFINITY	20.7%	21.6%	26.2%
Inventory
Inventory includes material, direct labor and related manufacturing overhead and is stated at the lower of cost and net realizable value on a first-in, first-out basis. The Company records inventory when the Company takes title to the product. The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

The Company assesses the recoverability of inventory to determine whether adjustments for excess and obsolete inventory are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based on product shelf life, forecasted demand and other factors.
Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. The Company had no inventory pending regulatory approval as of December 31, 2024 and 2023.
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

Goodwill
Goodwill is not amortized but is instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely-than-not that it may be impaired. The Company has elected to perform the annual test for goodwill impairment as of October 31st of each year.
In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company performed a qualitative assessment and did not recognize any goodwill impairment charges during the years ended December 31, 2024, 2023 or 2022.
Intangible and Long-Lived Assets
The Company tests intangible and long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. The Company measures the recoverability of assets to be held and used by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If those assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Any impairments are recorded as permanent reductions in the carrying amount of the assets. See Note 7, “Property, Plant and Equipment, Net” to these consolidated financial statements for further details on impairment. Long-lived assets, other than goodwill and other intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.
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
The Company’s IPR&D intangible assets includes intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D intangible assets are tested at least annually as of October 31st or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s consolidated statements of operations. See Note 10, “Intangibles, Net and Goodwill” to these consolidated financial statements for further details on impairment.
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

Fair Values of Financial Instruments
The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The Company’s long-term debt has triggering events that would impact the fair value of the instruments. The Company determined that no triggering event has occurred during the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024 and 2023, the fair value of the Company’s convertible debt was estimated to be approximately $765.3 million and $644.3 million, respectively, based on quoted market prices of these instruments and was classified as a Level 1 measurement within the fair value hierarchy. For more information on the fair value, see Note 4, “Fair Value of Financial Instruments” to these consolidated financial statements.
Contingent Consideration Liabilities
The estimated fair value of contingent consideration liabilities are initially measured and recorded on the acquisition date. The contingent consideration liabilities are considered to be Level 3 instruments and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $29.7 million, $26.0 million and $26.0 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.
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

Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other (income) loss, net in the consolidated statements of operations.
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
Other (Income) Loss, Net
Other (income) loss, net consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Foreign currency losses	$733	$21	$256
Tax indemnification expense, net	(106)	4,943	9,554
Interest income	(36,838)	(19,638)	(2,613)
Interest rate swap termination	—	—	(5,494)
Gain on sale of RELISTOR licensed intangible asset associated with net sales royalties	—	(51,789)	—
Other	(1,020)	143	—
Total other (income) loss	$(37,231)	$(66,320)	$1,703

Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, other comprehensive income consists of foreign currency translation gains and losses, as well as realized gains and losses on cash flow hedges related to the Company’s interest rate swaps. The accumulated other comprehensive loss balance consists entirely of foreign currency translation gains and losses and realized and unrealized gains and losses on outstanding cash flow hedges related to the Company’s interest rate swaps.
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

The Company has production facilities which manufacture and process radioactive materials at its sites in North Billerica, Massachusetts and, through March 1, 2024, Somerset, New Jersey. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.
The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2024 and 2023, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
Self-Insurance Reserves
The Company’s consolidated balance sheets at December 31, 2024 and 2023 include $2.8 million and $1.0 million of accrued liabilities associated with employee medical costs that are retained by the Company, respectively. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).
Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period
During the fourth quarter of 2024, the Company adopted Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which was issued by the Financial Accounting Standards Board (the “FASB”) in December 2023. ASU 2023-07 requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures. See Note 22, “Segment Information” to these consolidated financial statements for additional disclosures.

Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. For the Company, the requirements under ASU 2024-04 will be effective for its Quarterly Report on Form 10-Q for the first quarter 2026. The Company is currently in the process of evaluating the effects of this pronouncement on our consolidated financial results and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires additional income statement disclosures, including the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, ASU 2024-03 requires enhanced disclosure of selling expenses. As clarified by ASU 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. For the Company, annual reporting requirements under ASU 2024-03 will be effective for its Annual Report on Form 10-K for the year ending December 31, 2027 and interim reporting requirements will be effective beginning in the first quarter of 2028. Early adoption is permitted and the amendments should be applied on a prospective basis, however retrospective application is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on our consolidated financial results and related disclosures.
In December 2023, the FASB also issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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
Disaggregation of Revenue
The following table summarizes revenue by revenue source as follows:

	Year Ended December 31,
Major Products/Service Lines (in thousands)	2024	2023	2022
Product revenue, net(1)	$1,524,782	$1,263,068	$887,038
License and royalty revenues(2)	9,128	33,361	48,023
Total revenues	$1,533,910	$1,296,429	$935,061
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
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue includes out-licensing arrangements and partnerships for the Company’s biomarker solutions, digital solutions, and radiotherapeutic platforms, inclusive of two investigational late-stage diagnostic agents, MK-6240 and NAV-4694. On August 2, 2023, the Company sold the RELISTOR net sales royalty asset (the “RELISTOR royalty asset”) under its license agreement with Bausch Health Companies, Inc. (“Bausch”); the Company retained the rights to future sales-based milestone payments. No sales-based milestone payment was earned in 2024. During the fourth quarter of 2023, the Company earned a sales-based milestone payment of $15.0 million.
On January 31, 2022, the Company entered into a global settlement agreement with Novartis Pharma AG (“Novartis”), Advanced Accelerator Applications USA, Inc., Endocyte, Inc. and their affiliates (the “Novartis Agreement”) to settle certain disputes between the parties. Under the Novartis Agreement, Novartis agreed to make a lump sum payment to the Company, as well as to reimburse the Company for certain fees and expenses in connection with certain German litigation, and the Company agreed to license certain intellectual property to Novartis. In addition, the Company agreed to supply PYLARIFY for clinical purposes at an arms-length value which will be recorded revenue in the future as product is provided. In accordance with the Company's ASC 606, “Revenue from Contracts with Customers”, assessment, Novartis is considered to be a customer. The Company determined that the $24.0 million constituted a single element which was satisfied on the date of the execution of the Novartis Agreement. The Company determined that the license of intellectual property carried a fair value of $24.0 million. As such, the Company assigned the value to the fair value of the license, which constitutes the entire transaction price and does not require further allocation. The Company determined that the $24.0 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue when the license was granted to Novartis upon execution of the Novartis Agreement. The Company recognized the $24.0 million fee as revenue on its consolidated statement of operations for the quarter ended March 31, 2022. The Company received the $24.0 million payment in April 2022.
Revenue by product category on a net basis is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
PYLARIFY	$1,057,834	$851,303	$527,405
Other radiopharmaceutical oncology	384	3,130	4,102
Total radiopharmaceutical oncology	1,058,218	854,433	531,507
DEFINITY	317,792	279,768	244,993
TechneLite	95,487	87,370	88,864
Other precision diagnostics	24,231	22,980	22,825
Total precision diagnostics	437,510	390,118	356,682
Strategic Partnerships and other revenue	38,182	51,878	46,872
Total revenues	$1,533,910	$1,296,429	$935,061
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
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations. The Company estimates the amount of rebates and allowances that are explicitly stated in the Company’s contracts based on a combination of actual purchases and an estimate of the customer’s buying patterns.
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
An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2023	$13,399
Provision related to current period revenues	32,308
Adjustments relating to prior period revenues	(453)
Payments or credits made during the period	(29,184)
Balance, December 31, 2023	16,070
Provision related to current period revenues	63,504
Payments or credits made during the period	(54,326)
Balance, December 31, 2024	$25,248
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
Milestone Payments: At the inception of each arrangement that includes development or sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are outside the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2024, the variable consideration for the milestone payments is constrained and is excluded from contract price until the milestone is achieved by the customer.
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
The Company recognized certain revenues as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Amounts included in the contract liability at the beginning of the period	$447	$682
The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods during the years ended December 31, 2024 and 2023.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of money market funds, interest rate swaps, contingent consideration liabilities and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the consolidated balance sheets at fair value using quoted prices in active markets for identical assets. The fair value of the interest rate swaps is determined based on observable market-based inputs, including interest rate curves and reflects the contractual terms of these instruments, including the period to maturity. Please refer to Note 13, “Derivative Instruments,” to these consolidated financial statements for further details on the interest rate swaps. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company recorded the contingent consideration liabilities resulting from the Progenics Acquisition at fair value based on inputs that are not observable in the market.
The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$682,209	$682,209	$—	$—
Investment securities	39,489	39,489	—	—
Total assets	$721,698	$721,698	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$574,131	$574,131	$—	$—
Total assets	$574,131	$574,131	$—	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Total liabilities	$2,700	$—	$—	$2,700

During the years ended December 31, 2024 and 2023, there were no transfers into or out of Level 3.

Perspective Therapeutics, Inc. Equity Securities

At December 31, 2024, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the equity securities is based on the closing price of the Perspective Shares on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of December 31, 2024 was approximately $37.3 million based on a closing market price of $3.19 per share on December 31, 2024, resulting in an unrealized loss of $41.0 million for the year ended December 31, 2024. See Note 21, “Acquisition of Assets” to these consolidated financial statements for further discussion of the Perspective transaction.
Radiopharm Theranostics Limited Equity Securities
At December 31, 2024, the Company held 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”). The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the equity securities is based on the closing price of the Radiopharm Shares on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of December 31, 2024 was approximately $2.2 million based on the converted closing market price of approximately $0.01 per share on December 31, 2024, resulting in an unrealized loss on equity securities of $2.6 million for the year ended December 31, 2024. See Note 21, “Acquisition of Assets” to these consolidated financial statements for further discussion of the Radiopharm transaction.
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
The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs as of December 31, 2024 and 2023.

	Fair Value as of				Assumptions
(in thousands)	December 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	December 31, 2024	December 31, 2023
Contingent consideration liability:
1095 commercialization milestone	$—	$1,800	Probability adjusted discounted cash flow model
				Period of expected milestone achievement	N/A	2026
				Probability of success	—%	40%
				Discount rate	N/A	4.1%
Net sales targets – AZEDRA and 1095	—	900	Monte Carlo simulation
				Probability of success and sales targets	—%	0% - 40%
				Discount rate	N/A	15%
Total	$—	$2,700
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Financial Liabilities
(in thousands)	Years Ended December 31,
	2024	2023
Fair value, beginning of period	$2,700	$111,600
Changes in fair value included in net income	(1,194)	(9,275)
Gain on partial buyout of 2013 Milestone Rights	(1,505)	—
Cash Payments	(1)	(99,625)
Fair value, end of period	$—	$2,700
The change in fair value of the contingent financial liabilities resulted in a decrease of general and administrative expense of $1.2 million for the year ended December 31, 2024. In August 2024, the Company entered into a bill of sale with the holder of a significant portion of the contingent milestone rights related to the 2013 Acquisition (the “2013 Milestone Rights”) to transfer the holder’s portion of the 2013 Milestone Rights back to the Company for $1,000. This buyout resulted in a $1.5 million decrease in general and administrative expense during 2024 due to the reduction in outstanding 2013 Milestone Rights.

5. Income Taxes
The components of income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$429,899	$410,326	$29,012
International	1,078	617	(2,293)
Income before income taxes	$430,977	$410,943	$26,719
The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$114,645	$110,108	$42,532
State	33,919	29,806	4,302
International	—	—	(166)
	148,564	139,914	46,668
Deferred
Federal	(26,960)	(45,252)	(39,920)
State	(3,657)	(10,739)	(8,315)
International	588	359	219
	(30,029)	(55,632)	(48,016)
Income tax expense (benefit)	$118,535	$84,282	$(1,348)
The reconciliation of income taxes at the U.S. federal statutory rate to the income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. statutory rate	$90,506	$86,298	$5,611
Permanent items	(413)	1,042	2,309
Sale of RELISTOR licensed intangible asset associated with net sales royalties	—	(10,817)	—
Section 162(m)	407	307	247
Uncertain tax positions	2,466	(5,045)	(12,629)
Tax credits	(5,247)	(2,118)	(4,085)
State and local taxes	21,724	18,726	67
Impact on deferred taxes of change in tax rate	(970)	(330)	4,169
Changes in fair value of contingent assets and liabilities	(567)	(1,948)	5,422
Foreign tax rate differential	66	128	68
Valuation allowance	12,123	(4)	(30)
Stock compensation	(206)	(3,941)	(4,612)
Change in indemnification deferred tax asset	(28)	1,240	2,343
Other	(1,326)	744	(228)
Income tax expense (benefit)	$118,535	$84,282	$(1,348)
The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2024	2023
Deferred Tax Assets
Federal benefit of state taxes payable	$867	$263
Reserves, accruals and other	30,382	18,923
Capitalized research and development	29,799	17,142
Stock compensation	13,876	9,266
Unrealized loss on investments	10,707	—
Intangible assets	33,771	25,214
Net operating loss carryforwards	71,502	80,184
Lease liability	14,100	14,365
Deferred tax assets	205,004	165,357
Deferred Tax Liabilities
Right-of-use asset	(9,241)	(11,543)
Depreciation	(9,881)	—
Deferred tax liability	(19,122)	(11,543)
Less: valuation allowance	(15,649)	(3,616)
	$170,233	$150,198
Recorded in the accompanying consolidated balance sheets as:
Noncurrent deferred tax assets, net	$170,233	$150,198
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence. As of December 31, 2024 and 2023, the Company maintains a valuation allowance of $15.6 million and $3.6 million, respectively. The amount in 2024 primarily related to unrealized losses incurred during the year on its investment in equity securities and to net deferred tax assets of certain of the Company’s foreign subsidiaries. The 2023 amount only relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries.
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
At December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $269.9 million, $128.1 million of which will expire between 2027 and 2037, and $141.8 million of which can be carried forward indefinitely. The Company has foreign net operating losses of $29.0 million and $4.3 million which expire in 2035 and $24.7 million of which can be carried forward indefinitely. The Company’s state net operating losses are $9.1 million on a tax-effected basis, which will expire between 2025 and 2044. The Company has state research credit carryforwards of $2.1 million, which will expire between 2026 and 2039.
The Company’s U.S. federal income tax returns are subject to examination for three years after the filing date of the return. The state and foreign income tax returns are subject to examination for periods varying from three to four years after filing, depending on the specific jurisdiction’s statutes of limitation, and in the case of Sweden, up to six years after the end of the financial year.

A reconciliation of the Company’s changes in uncertain tax positions for 2024 and 2023 is as follows:

(in thousands)	Amount
Balance of uncertain tax positions as of January 1, 2022	$3,658
Additions related to current year tax positions	—
Reductions related to prior year tax positions	(1,180)
Settlements	(306)
Lapse of statute of limitations	(692)
Balance of uncertain tax positions as of December 31, 2022	1,480
Additions related to current year tax positions	3,749
Reductions related to prior year tax positions	(688)
Settlements	(442)
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2023	4,099
Additions related to current year tax positions	948
Additions related to prior year tax positions	2,694
Reductions related to prior year tax positions	(3)
Settlements	(118)
Lapse of statute of limitations	—
Balance of uncertain tax positions as of December 31, 2024	$7,620
In connection with the Company’s acquisition of the medical imaging business from Bristol Myers Squibb (“BMS”) in 2008, the Company recorded a liability for uncertain tax positions related to the acquired business and simultaneously entered into an indemnification agreement with BMS for any payments made to settle those uncertain tax positions with the taxing authorities.
In accordance with the Company’s accounting policy, the change in the tax liability, penalties and interest associated with these obligations (net of any offsetting federal or state benefit) is recognized within income tax expense. As these reserves change, adjustments are included in income tax expense while the offsetting adjustment is included in other income. Assuming that the receivable from BMS continues to be considered recoverable by the Company, there will be no effect on net income and no net cash outflows related to these liabilities. Included in other (income) loss for the years ended December 31, 2024, 2023 and 2022, is tax indemnification (income) expense, net of ($0.1) million, $4.9 million and $9.6 million, respectively.
As of December 31, 2024 and 2023, total liabilities for uncertain tax positions including interest and penalties were $9.4 million and $5.4 million, respectively, consisting of uncertain tax positions of $7.6 million and $4.1 million, respectively, interest accruals of $1.8 million and $1.3 million, respectively, and no penalty accruals as of December 31, 2024 and 2023. The increase in uncertain tax positions during the year ended December 31, 2024 was primarily related to state tax uncertainties. As of December 31, 2024, $1.4 million, $7.3 million, and $0.7 million of these liabilities were recorded in current liabilities, other long-term liabilities, and as a reduction of deferred tax assets, respectively. As of December 31, 2023, $1.3 million, $3.2 million and $0.9 million of these liabilities were recorded in current liabilities, other long-term liabilities, and as a reduction of deferred tax assets, respectively. Included in the 2024 tax provision are expenses of $2.5 million, primarily related to state tax position. Included in the 2023 and 2022 tax provision are benefits of $5.0 million and $12.6 million, respectively, relating to reversals of uncertain tax positions recognized upon settlements, effective settlements, or lapses of relevant statutes of limitation, partially offset by interest accruals. As of December 31, 2024, the Company has $5.7 million of unrecognized tax benefits which would impact the effective tax rate if recognized.

6. Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$29,080	$31,259
Work in process	15,870	13,807
Finished goods	23,075	18,963
Total inventory	$68,025	$64,029

The Company has no inventory pending regulatory approval as of December 31, 2024 and 2023. The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	December 31,
(in thousands)	2024	2023
Land	$9,480	$9,480
Buildings	85,523	73,441
Machinery, equipment and fixtures	114,357	102,576
Computer software	48,702	27,259
Construction in progress	27,498	40,964
	285,560	253,720
Less: accumulated depreciation and amortization	(108,762)	(107,023)
Total property, plant and equipment, net	$176,798	$146,697
Depreciation and amortization expense related to property, plant & equipment, net, was $20.4 million, $13.2 million and $13.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.
During 2023, as a result of a decline in expected future cash flows related to the AZEDRA marketed intangible asset, the Company determined certain impairment triggers had occurred. Subsequently, in 2023, the Company discontinued the production and promotion of AZEDRA and decided to wind down its facility at 110 Clyde Rd, Somerset, New Jersey (the “Somerset Facility”). The Company reviewed revised undiscounted cash flows that were estimated to be generated by the asset group as of June 30, 2023. Based on the undiscounted cash flow analysis, the Company determined that the asset group had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset group based on their discounted cash flows. The carrying value exceeded the fair value and as a result, the Company recorded a noncash impairment of $6.0 million during 2023 in cost of goods sold in the consolidated statement of operations.
On January 8, 2024, the Company entered into an agreement with Perspective to transfer the sublease for the Somerset Facility and sold the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024. The sale of assets resulted in a derecognition to the right-of-use asset of $0.4 million, the lease liability of $0.4 million and remaining property, plant and equipment of $0.8 million. The Company also incurred commission expense of $1.0 million related to the transaction. The Company recorded a gain on sale of assets of $6.3 million for the year ended December 31, 2024.
8. Sale of Portion of North Billerica Facility
During the first quarter of 2023, the Company committed to a plan to sell a then-unused portion of its land and buildings associated with its North Billerica campus. Effective March 16, 2023, the Company entered into a purchase and sale agreement with a prospective buyer and the sale of that portion of the North Billerica campus was completed in December 2024. The assets were classified as held for sale and comprised entirely of property, plant and equipment, net. The Company determined that the fair value of the net assets being sold exceeded the carrying value as of September 30, 2023. The purchase price for the sold portion of the North Billerica campus was $9.8 million in cash. As a result of the sale on December 10, 2024, the Company recorded a gain on sale of assets of $2.1 million in their consolidated statements of operations for the year ended December 31, 2024.

9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The Company has production facilities which manufacture and process radioactive materials at its sites in North Billerica, Massachusetts and, through March 1, 2024, Somerset, New Jersey. As of December 31, 2024, the asset retirement liability is measured at the present value of the asset retirement liability expected to be incurred, and is approximately $25.1 million.
The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance, January 1, 2023	$22,543
Accretion expense	373
Balance, December 31, 2023	22,916
Accretion expense	428
Balance, December 31, 2024	$23,344
The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning and decontaminating of its North Billerica, Massachusetts facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net and Goodwill
Intangibles, net, consisted of the following:

	December 31, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 – 25	Straight-Line	$13,540	$(12,363)	$1,177
Customer relationships	15 – 25	Accelerated	157,742	(136,647)	21,095
Currently marketed product	9 – 15	Straight-Line	132,800	(53,033)	79,767
Licenses	11 – 16	Straight-Line	22,233	(13,203)	9,030
Developed technology	9	Straight-Line	55,982	(5,290)	50,692
Total			$382,297	$(220,536)	$161,761

	December 31, 2023
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 – 25	Straight-Line	$13,540	$(12,216)	$1,324
Customer relationships	15 – 25	Accelerated	157,995	(117,574)	40,421
Currently marketed product	9 – 15	Straight-Line	132,800	(38,277)	94,523
Licenses	11 – 16	Straight-Line	22,233	(7,972)	14,261
Developed technology	9	Straight-Line	2,400	(944)	1,456
Total			$328,968	$(176,983)	$151,985
The Company recorded amortization expense for its intangible assets of $43.8 million, $46.4 million and $33.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. Decreases of $63.6 million of license assets and $17.5 million of associated accumulated amortization, as well as a gain of $51.8 million were recorded as a result of the sale. No sales-based milestone payment was earned in 2024. During the fourth quarter of 2023, the Company earned a sales-based milestone payment of $15.0 million.
On August 15, 2023, the Company announced that it would discontinue the production and promotion of AZEDRA and would be winding down its Somerset Facility. The Company continued manufacturing AZEDRA until the first quarter of 2024 to provide doses of AZEDRA to then-current patients so they could complete their treatment regimen. No AZEDRA was manufactured after March 1, 2024, when the Company transferred the tangible assets and associated lease of its Somerset Facility to Perspective. See Note 7, “Property, Plant and Equipment, Net” to these consolidated financial statements for impairment analysis.
In February 2023, the Company entered into an agreement with the stockholders of Cerveau Technologies, Inc. (“Cerveau”) to purchase all of the outstanding capital stock of Cerveau for approximately $35.3 million. In May 2023, upon successful completion of a technology transfer, the Company paid $10.0 million to the selling stockholders of Cerveau. This additional contingent payment was capitalized as part of the asset cost and increased the Company’s customer relationship intangible assets. See Note 21, “Acquisition of Assets” to these consolidated financial statements for further discussion of the Company’s acquisition of Cerveau.
In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. In August 2024, upon successful completion of a technology transfer, the Company paid $10.0 million to the Meilleur Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s developed technology intangible assets. See Note 21, “Acquisition of Assets” to these consolidated financial statements for further discussion of the acquisition of Meilleur.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2025	$32,063
2026	32,861
2027	27,335
2028	23,849
2029	23,691
2030 and thereafter	21,962
Total	$161,761

11. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities and other long-term liabilities are comprised of the following:

	December 31,
(in thousands)	2024	2023
Compensation and benefits	$48,263	$36,331
Freight, distribution and operations	85,966	67,529
Accrued rebates, discounts and chargebacks	25,248	16,070
Accrued research and development expenses	13,219	3,258
Accrued professional fees	20,308	10,244
Other	11,988	11,906
Total accrued expenses and other liabilities	$204,992	$145,338

Operating lease liabilities (Note 16)	$53,185	$54,453
Long-term contingent liability (Note 4)	—	2,700
Other long-term liabilities	9,995	6,168
Total other long-term liabilities	$63,180	$63,321

12. Long-Term Debt, Net, and Other Borrowings
As of December 31, 2024, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Principal amount 2.625% Convertible Senior Notes due 2027	$575,000	$575,000
Unamortized debt issuance costs	(10,392)	(13,955)
Finance lease liabilities	1,645	1,448
Total	566,253	562,493
Less: current portion of long-term debt and other borrowings	(974)	(823)
Total long-term debt, net, and other borrowings	$565,279	$561,670
2022 Revolving Facility
In December 2024, the Company entered into an amendment to its $350.0 million five-year revolving credit facility, which, among other things, increased the facility from $350.0 million to $750.0 million (as amended, the “2022 Revolving Facility”) and extended the maturity date from December 2, 2027 to December 19, 2029. Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $750.0 million (the “Revolving Commitment”) at any time, including a $40.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $20.0 million sub-facility for swingline loans (the “Swingline Loans”). The Revolving Loans, Letters of Credit, and the Swingline Loans, if used, are expected to be used for working capital and for other general corporate purposes.
The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.25% to 2.00% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.25% to 1.00%, in either case, based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from 0.15% to 0.30% per annum based on the Company’s total net leverage ratio. Interest associated with the unused commitment is recorded to accrued expenses and other liabilities on the consolidated balance sheet and paid out on a quarterly basis.
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of December 31, 2024, there were no outstanding borrowings under the 2022 Revolving Facility.

The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the greater of the sum of $685.0 million (so that the total amount available is $1.44 billion) or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.
2022 Revolving Facility Covenants
The 2022 Revolving Facility contains a number of affirmative, negative and reporting covenants, as well as financial maintenance covenants pursuant to which the Company is required to be in quarterly compliance, measured on a trailing four quarter basis, with two financial covenants. The minimum interest coverage ratio must be at least 3.00 to 1.00. The maximum total net leverage ratio permitted by the financial covenant is 3.50 to 1.00, other than in connection with certain acquisitions, in which case, the maximum total net leverage ratio permitted can be increased to 4.00 to 1.00.
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
The 2022 Revolving Facility is guaranteed by Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus Real Estate, and obligations under the 2022 Revolving Facility are generally secured by first priority liens over substantially all of the assets of each of LMI, Lantheus Holdings, and certain subsidiaries of LMI, including Progenics and Lantheus MI Real Estate (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.
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
•Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document or report that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day the Company failure to file has occurred or the notes are not otherwise freely tradable. Further, if the notes are assigned a restricted CUSIP number or the notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than our affiliates or holders that were our affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the notes offered hereby, the Company will pay additional interest on the notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of notes outstanding for each day until the restrictive legend has been removed from the notes, the notes are assigned an unrestricted CUSIP and the notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.
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
During the fourth quarter of 2024, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are not convertible at the option of the holders of the Notes during the first quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the Notes. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470-10, the Company classified the carrying value of the Notes as long-term debt, net and other borrowings on the Company’s consolidated balance sheet as of December 31, 2024.
The Company recorded interest expense of approximately $15.1 million related to the Notes for the year ended December 31, 2024.
13. Derivative Instruments
The Company has used, but does not currently use, interest rate swaps to reduce the variability in cash flows associated with a portion of the Company’s forecasted interest payments on its variable rate debt.
14. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss, net of tax effects for the years ended December 31, 2024 and 2023, consisted of the following:

(in thousands)	Foreign Currency Translation(1)	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(578)	(578)
Balance at December 31, 2024	$(1,615)	$(1,615)

Balance at January 1, 2023	$(1,259)	$(1,259)
Other comprehensive income before reclassifications	222	222
Balance at December 31, 2023	$(1,037)	$(1,037)
(1)For purposes of comprehensive income disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments.

15. Stock-Based Compensation
Equity Incentive Plans
As of December 31, 2024, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock, stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, officers, directors and consultants of the Company.
The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, the Company no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016, 2017, 2019, 2021, 2022 and 2024 and again in October 2024. The amended plans increased the common stock reserved for issuance under the 2015 Plan to an aggregate 14,930,277 shares. The Company assumed Progenics equity plans due to the acquisition as discussed in Note 1, “Description of Business” to these consolidated financial statements. The Company no longer grants new equity awards under the Progenics equity plans.
Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of goods sold	$12,670	$9,126	$4,422
Sales and marketing	13,899	9,500	6,185
General and administrative	37,945	24,807	14,876
Research and development	11,879	7,074	3,779
Total stock-based compensation expense	$76,393	$50,507	$29,262
Stock Options
Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term.
A summary of option activity for 2024 is presented below:

	Total Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2024	957,172	$48.13	6.7	18,283,464
Options granted	544,175	$69.99
Options exercised	(209,657)	$24.52
Options cancelled and forfeited	(74,944)	$65.34
Outstanding at December 31, 2024	1,216,746	$60.92	7.6	35,707,375
Vested and expected to vest at December 31, 2024	1,180,842	$55.69	6.9	35,019,006
Exercisable at December 31, 2024	460,419	$47.00	5.6	19,865,507
The table below summarizes the key weighted-average assumptions used in valuing stock options granted:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	55.4%	56.1%	62.1%
Risk-free interest rate	4.2%	4.0%	2.0%
Expected life (in years)	6.0	6.0	6.0
Expected dividend yield	—	—	—

During the years ended December 31, 2024, 2023 and 2022, 209,657, 214,619 and 397,822 options were exercised having aggregate intrinsic values of $12.1 million, $12.9 million and $13.1 million, respectively. The weighted average grant-date fair value of stock options granted was $39.26 for the year ended December 31, 2024.
As of December 31, 2024, there was $19.7 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A summary of restricted stock awards and restricted stock units (“RSUs”) activity for 2024 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2024	1,210,259	$58.71
Granted	842,991	$70.56
Vested	(602,145)	$49.78
Forfeited	(179,255)	$65.75
Nonvested balance at December 31, 2024	1,271,850	$69.81
Restricted stock generally vest over 3 years. As of December 31, 2024, there was $58.4 million of unrecognized compensation expense related to outstanding restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant-date fair value for restricted stock granted during the fiscal years ended December 31, 2024, 2023 and 2022 was $70.56, $74.38 and $51.51 per share, respectively. The total fair value of restricted stock vested in fiscal years 2024, 2023 and 2022 was $42.5 million, $18.3 million and $11.9 million, respectively.
Total Stockholder Return Restricted Stock Awards
During the years ended December 31, 2024, 2023 and 2022, the Company granted total stockholder return (“TSR”) awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards are based on a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	57.4%	52.8%	56.6%
Risk-free interest rate	4.3%	4.6%	1.7%
Expected life (in years)	2.8	2.8	2.8
Expected dividend yield	—	—	—
A summary of TSR award activity for 2024 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested balance at January 1, 2024	630,054	$78.91
Granted	586,292	$105.87
Vested	(514,192)	$31.25
Forfeited	(17,470)	$117.27
Nonvested balance at December 31, 2024	684,684	$109.38
As of December 31, 2024, there was $35.4 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average grant-date fair value for TSR awards granted during the fiscal years ended December 31, 2024, 2023 and 2022 was $105.87, $127.75 and $95.31 per share, respectively. The total fair value of TSR awards vested in fiscal years 2024, 2023 and 2022 was $33.6 million, $8.2 million and $8.8 million, respectively.
Modification of equity awards
In the fourth quarter of 2024, as part of the Company’s evolution into a fully integrated radiopharmaceutical company, the Company reviewed its current capabilities and skillsets and began implementing organizational changes deemed necessary to best position the Company to execute on its long-term strategy. These changes include transitioning approximately 60 employees out of the Company. In connection with these changes, the Company approved equity modifications that allowed grants of stock options and RSUs issued to those impacted by this event to continue to vest in 2024 and 2025 with any unvested stock option and RSU grants as of December 31, 2025 to be cancelled. TSR awards granted to these individuals will continue to vest on their original vesting schedule but any shares issued will be issued in a pro-rated amount based on the time served during the performance period. The incremental stock-based compensation expense resulting from these modifications recognized in 2024 was $2.7 million. Total costs related to these organizational changes through December 31, 2024 were approximately $9.4 million. Remaining costs expected to be incurred are not material.
Common Stock Repurchases
In November 2024, the Board authorized a program to repurchase up to $250 million of the Company’s common stock over the next twelve months (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of the Company’s common stock. In the year ended December 31, 2024, the Company repurchased approximately 1.1 million shares of its outstanding common stock under the 2024 Program for an aggregate purchase price of approximately $100.0 million at an average stock price of $89.59 per share.
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
The Company assumed two operating leases as a result of the Progenics acquisition related to office space at the World Trade Center in New York City, pursuant to a lease agreement expiring in September 2030 (the “WTC Lease”), and a radiopharmaceutical manufacturing facility in Somerset, New Jersey, under a sublease agreement expiring in November 2028, which were recorded as of June 19, 2020, for $18.6 million and $0.6 million, respectively. The Company entered into an operating lease related to office space in Somerset, New Jersey, under a lease agreement expiring in August 2026, which was recorded in October 2021 for $0.7 million. The Company entered into an operating lease agreement in February 2022 to lease office space in Bedford, Massachusetts (“Existing Premises”), under a lease agreement expiring in June 2031, which commenced and was recorded in December 2022 for $11.0 million (the “Existing Premises Lease”).
On May 4, 2023, the Company entered into a modification to the Existing Premises Lease. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. As a result of the extended term for the Existing Premises, the Company recorded an additional right-of-use asset and liability of $6.0 million in May 2023. The modification also contains a provision to convert the rent schedule of the Existing Premises from gross to triple net in 2025, which may result in an additional adjustment to the right-of-use asset and liability. In September 2023, the landlord provided notice to the Company that its renovations of the Additional Premises were completed. As a result of the notice, the Company recorded an additional right-of-use asset and liability of $23.5 million as of September 1, 2023. To determine the value of the additional right-of-use asset and liability, the Company was required to calculate the discount rate of the lease modification. The discount rate was determined based on the expected lease term and by comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. The lease for the Additional Premises allows for the extension of five years to begin immediately upon the expiration of the original term. On October 7, 2024, the Company executed a second amendment to the Bedford Lease for additional space resulting in one additional operating lease. As of December 31, 2024, the additional operating lease has not yet commenced. The future lease payments for this lease are approximately $17.0 million. The lease is expected to commence in 2026 and has a noncancellable lease term of 13.3 years.
On March 1, 2024, the Company transferred the sublease and completed the asset sale of the Somerset Facility. See Note 7, “Property, Plan and Equipment, Net” to these consolidated financial statements for further discussion on the sublease transfer.
Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Other long-term assets	$36,083	$45,325
Finance	Property, plant and equipment, net	1,564	1,438
Total leased assets		$37,647	$46,763
Liabilities
Current
Operating	Accrued expenses and other liabilities	$1,867	$1,904
Finance	Current portion of long-term debt and other borrowings	974	823
Noncurrent
Operating	Other long-term liabilities	53,185	54,453
Finance	Long-term debt, net and other borrowings	671	625
Total leased liabilities		$56,697	$57,805
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease expense	$6,391	$4,627
Finance lease expense
Amortization of ROU assets	$962	795
Interest on lease liabilities	96	81
Total lease expense	$7,449	$5,503

Other information related to leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (Years):
Operating leases	13.1	13.5
Finance leases	1.9	2.3
Weighted-average discount rate:
Operating leases	7.5%	7.3%
Finance leases	6.0%	6.2%

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,540	$3,462
Operating cash flows from finance leases	96	81
Financing cash flows from finance leases	318	504
ROU assets obtained in exchange for lease obligations:
Operating leases	63	29,396
Finance leases	$1,564	$1,437
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$5,368	$1,045
2026	6,341	529
2027	7,147	170
2028	7,332	37
2029	7,523	—
Thereafter	61,193	—
Total future minimum lease payments	94,904	1,781
Less: interest	39,852	136
Total	$55,052	$1,645

17.. Other Assets
Other assets are comprised of the following:

	December 31,
(in thousands)	2024	2023
Prepaid Expenses	$15,406	$16,437
Other Current Assets	9,130	246
Total other current assets	$24,536	$16,683

ROU Asset (Note 16)	$36,083	$45,325
Other Long-Term Assets	8,154	9,936
Total other long-term assets	$44,237	$55,261

18. Net Income Per Common Share
A summary of net income per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income	$312,442	$326,661	$28,067

Basic weighted-average common shares outstanding	69,199	68,266	68,487
Effect of dilutive stock options	277	346	439
Effect of dilutive restricted stock	1,433	1,428	1,745
Effect of convertible debt instrument	742	199	—
Diluted weighted-average common shares outstanding	71,651	70,239	70,671

Basic income per common share	$4.52	$4.79	$0.41
Diluted income per common share	$4.36	$4.65	$0.40

Antidilutive securities excluded from diluted net income per common share	891	421	358
Impact of the Convertible Notes
The Company considered whether the notes are participating securities through the two-class method. Per the terms of the indenture governing the Notes’, the Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right; basic earnings per share is only impacted if the Company’s earning exceeds the current share price, regardless of whether such dividend is declared. During the year ended December 31, 2024, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company’s Common Stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 12, “Long-Term Debt, Net, and Other Borrowings,” to these consolidated financial statements for further discussion on the Notes.
19. Commitments and Contingencies
Purchase Commitments
The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
As of December 31, 2024, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2025	$5,915
2026	2,716
2027	2,716
2028	—
2029 and thereafter	—
Total	$11,347
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

As of December 31, 2024, no future fixed payments are required under license agreements. The Company may be required to pay approximately $3.7 billion in contingent payments under the Company’s license agreements. These contingent payments include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events and the amounts and timing of such potential obligations are unknown or uncertain.
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
As of December 31, 2024, the Company did not have any material ongoing litigation to which the Company was a party. On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our Abbreviated New Drug Application and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
On February 23, 2024, the Company filed a patent infringement lawsuit against a healthcare-related imaging software developer, and that developer filed a motion to dismiss the case based on grounds of invalidity for certain patents and failure to state a claim for infringement for other patents. The court dismissed the developer’s motion to dismiss as to invalidity, and granted the motion as to certain allegations of infringement. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $5.8 million, $4.1 million, and $3.1 million for the years ended December 31, 2024, 2022 and 2021, respectively.

21. Acquisition of Assets
In December 2022, the Company made upfront payments of $260.0 million to POINT Biopharma Global Inc. (“POINT”) as a part of an asset acquisition with the potential for additional milestone payments of approximately $1.8 billion between the two licensed assets based on U.S. Food and Drug Administration (“FDA”) approval and net sales and commercial milestones.
Under the terms of the PNT2002 License Agreement, the Company paid POINT an upfront cash payment of $250.0 million, and could pay up to an additional $281.0 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2002. POINT is also eligible to receive up to $1.3 billion in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2002.
Under the terms of the PNT2003 License Agreement, the Company paid POINT an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003.
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
On February 6, 2023, the Company acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, an investigational late-stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. The Company determined that upon review of its acquisition of Cerveau, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
In February 2023, the Company made an upfront payment of approximately $35.3 million to the stockholders of Cerveau (the “Cerveau Stockholders”) and paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Additionally, the Company will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use MK-6240 in clinical trials. The purchase agreement pursuant to which the Company purchased Cerveau specified, among other things, that certain Cerveau Stockholders provide transition and clinical development services for a prescribed time following the closing of the transaction.
On January 8, 2024, the Company entered into an agreement with Perspective to participate in the next qualified financing to purchase the shares of Perspective common stock (“Perspective Shares”). On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company also purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company holds less than 20% of the outstanding Perspective Shares and therefore does not have the ability to exercise significant influence over operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective.
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
None of these options and rights have been exercised as of December 31, 2024.
Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $28.0 million was recognized in research and development expenses during the first quarter of 2024.
Also effective January 8, 2024, the Company entered into an agreement with Perspective to transfer the Somerset Facility and the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024 at which time the Company had no further continuing legal obligations related to the lease. See Note 7, “Property, Plant and Equipment, Net” to these consolidated financial statements for additional details.
On June 14, 2024 Perspective effected a 1-for-10 reverse stock split, after which the Company held 11,677,339 shares of Perspective’s common stock.
On June 15, 2024, the Company entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both an LRRC15-targeted monoclonal antibody (“LRRC15”) and to a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody. LRRC15 is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the FDA for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.
In connection with this acquisition, the Company assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations. The Company could pay up to an additional $20.0 million in milestone payments upon achievement of specified regulatory milestones. The Company could also pay up to an additional $6.5 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds in the event the Company pursues commercialization, as well as royalty payments for commercial sales. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $2.0 million was recognized in research and development expenses during 2024 related to the Radiopharm transaction.
The Company also entered an agreement with Radiopharm to make an initial equity investment of approximately $5.0 million to purchase 149,625,180 Radiopharm shares (the “Initial Shares”) at the fair market offering price of $0.03 per share upon the receipt of required approvals from Radiopharm’s shareholders, which were obtained during the third quarter of 2024. Included within the agreement is an option for the Company to invest an additional $5.0 million within six months of the issuance date of the Initial Shares on the same terms as the Company’s initial purchase, which would result in the Company purchasing approximately an additional 149,925,040 Radiopharm shares. No additional shares were purchased under the option during the three months ended December 31, 2024.
On June 18, 2024, the Company acquired Meilleur, including its asset NAV-4694, an investigational F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. The Company determined that upon review of the Meilleur acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
The Company made an upfront payment of approximately $32.9 million to the stockholders of Meilleur (“Meilleur Stockholders”) on June 18, 2024 and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. The Company could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. The Meilleur Stockholders are also eligible to receive up to $830.0 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds of NAV-4694 as well as up to $4.0 million in remaining research milestones upon achievement of specified clinical studies at academic institutions thresholds. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Additionally, the Company could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and commercial sales.
On July 3, 2024, the Company acquired from Life Molecular Imaging Ltd. (“Life Molecular”) the global rights to RM2, a gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition. The Company could pay up to an additional 132.5 million Euros in regulatory milestone payments upon achievement of clinical trial thresholds and approvals in different regions. The Company could pay up to 280.0 million Euros in sales milestone payments upon the achievement of specified annual commercial sales threshold of RM2 in the event the Company pursues commercialization. Additionally, the Company could pay up to 25.0 million Euros for collaboration payments inclusive of all costs including employee costs, payments due to certain universities, out-of-pocket expenses and services costs, as well as up to 5.0 million Euros for any additional development services performed by Life Molecular through July 3, 2026.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $36.0 million was recognized in research and development expenses during 2024 related to the Life Molecular acquisition. Global rights are exclusive for therapeutic fields in all countries and diagnostic fields in the Americas and co-exclusive with Life Molecular for diagnostic fields outside of the Americas.
See Note 23, “Subsequent Events,” to these consolidated financial statements for subsequent events involving pending acquisitions.
22. Segment Information
The Company operates as one business segment. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer. The CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. In order to evaluate the reportable segment’s performance, the CODM uses net income and gross margin based on the consolidated statements of operations. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
Significant segment expenses reviewed by the CODM on a monthly basis include sales and marketing, general and administrative and research and development expenses as reported in the Company’s consolidated statements of operations. However, the CODM reviews research and development expenses in more detail for certain expenses related to the Company’s development of new products and clinical programs. The approximate disaggregated amounts that comprise research and development expenses regularly reviewed by the CODM are as follows:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Program third-party research and development expenses	$31,957	$8,332	$8,180
Other research and development expenses (1)	136,141	69,375	303,501
Total research and development expenses	$168,098	$77,707	$311,681
__________________________
(1)     Other research and development expenses consist of all other research and development costs incurred for the benefit of multiple research and development programs, including legal, employee costs, depreciation, information technology, other facility-bases expenses and other third-party costs.
23. Subsequent Events

Pending Acquisition of Life Molecular
On January 13, 2025, the Company announced that it entered into a definitive agreement to acquire Life Molecular, a subsidiary of Life Healthcare Group Holdings Ltd. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The definitive agreement provides for an upfront payment of $350.0 million and up to an additional $400.0 million in potential earn-out and milestone payments. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary regulatory and closing conditions.
Pending Acquisition of Evergreen Theragnostics
On January 27, 2025, the Company announced that it entered into an Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen Theragnostics, Inc. (“Evergreen”) and Shareholder Representative Services LLC, pursuant to which the Company will acquire Evergreen by means of a statutory merger of a subsidiary with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”). Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services as well as drug discovery and commercialization of proprietary products.
Pursuant to the Evergreen Merger Agreement, the Company will pay an upfront payment of $250.0 million, payable in cash at closing and subject to customary adjustments as set forth in the Evergreen Merger Agreement, and milestone payments in an aggregate cash amount of up to $752.5 million upon the occurrence of certain Milestone Triggering Events (as set forth in the Evergreen Merger Agreement). The Company also agreed to provide up to $18.0 million in unsecured loans to Evergreen on the terms set forth in the Merger Agreement. The Evergreen Merger is expected to close in the second half of 2025, subject to the satisfaction of customary regulatory and closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), its principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the period covered by this report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2024, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are continually monitoring and assessing the geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Item 9B. Other Information
During the fourth quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.
Nonqualified Deferred Compensation Plan

On July 22, 2024, the Talent and Compensation Committee of the Board adopted a Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), effective October 1, 2024. The Deferred Compensation Plan allows a select group of advisors, management and highly compensated employees, including all of our executive officers, to elect to defer the receipt of a portion of their base salaries and bonuses, and to receive such deferred compensation in the form of a lump sum or periodic installments, as elected by the participant. The Deferred Compensation Plan also permits the Company, in its sole discretion, to credit additional amounts to the deferral accounts of some or all Deferred Compensation Plan participants.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of conduct and ethics (our “Code of Conduct”) for all of our employees, including our CEO, CFO and other senior financial officers, or persons performing similar functions, and each of the non-employee directors on our Board. Our Code of Conduct is currently available on our website, www.lantheus.com. The information on our web site is not part of, and is not incorporated into, this Form 10-K. We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our CEO, CFO and other senior financial officers, or persons performing similar functions, in a Current Report on Form 8-K filed with the SEC.
The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.
Item 11. Executive Compensation
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)     Financial Statements
The following consolidated financial statements of Lantheus Holdings, Inc. are filed as part of this Form 10-K under Part II, Item 8. Financial Statements and Supplementary Data:
(a)(2) Schedules
All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
2.1††#	Agreement and Plan of Merger, dated as of January 27, 2025, by and among Lantheus Medical Imaging, Inc., Project Hazel Merger Sub, Inc., Evergreen Theragnostics, Inc., Shareholder Representative Services LLC and, for purposes of Section 11.2 only, Lantheus Holdings, Inc.	8-K	001-36569	2.1	January 28, 2025
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	December 28, 2022
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
4.3	Indenture, dated as of December 8, 2022, between Lantheus Holdings, Inc., as Issuer, Lantheus Medical Imaging, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-36569	4.1	December 8, 2022
10.1+	Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	8-K	333-169785	10.1	May 6, 2013
10.2+	Form of Employee Option Grant Award Agreement.	8-K	333-169785	10.2	May 6, 2013
10.3+	Form of Non-Employee Director Option Grant Award Agreement.	8-K	333-169785	10.3	May 6, 2013
10.4+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-8	333-205211	4.1	June 26, 2015
10.5+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.6+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.7+	Form of Amendment to the Lantheus Holdings, Inc. 2013 Equity Incentive Plan.	S-1	333-196998	10.40	June 24, 2015
10.8+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.9+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.10+	Second Amended and Restated Employment Agreement, effective January 25, 2019, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino.	10-K	001-36569	10.68	February 20, 2019
10.11+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.12+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.13+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019
10.14+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019
10.15+	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.16+	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.17	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.18+	Fifth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10	April 29, 2021
10.19††	Manufacturing and Supply Agreement, effective as of February 23, 2022, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.1	April 29, 2022
10.20	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.2	April 29, 2022
10.21	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.3	April 29, 2022
10.22	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.4	April 29, 2022
10.23	Sixth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	May 2, 2022
10.24††	License and Collaboration Agreement, dated as of November 11, 2022, by and between Point Biopharma, Inc., and Lantheus Two, LLC.	8-K	000-36569	10.1	November 14, 2022
10.25	Credit Agreement dated as of December 2, 2022 by and among Citizens Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	8-K	001-36569	10.1	December 5, 2022
10.26+	Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan	8-K	001-36569	10.1	May 1, 2023
10.27††	Office Lease by and between LMI and 201 Burlington Road Owner, LLC dated February 14, 2022 (the “Lease”); as amended by the First Amendment To Lease dated May 4, 2023	10-Q	001-36569	10.1	August 3, 2023
10.28	First Amendment to License and Collaboration Agreement (PNT-2002), dated as of January 31, 2024, by and between POINT Biopharma, Inc. and Lantheus Two, LLC and Lantheus Medical Imaging, Inc.	10-Q	001-36569	10.1	May 2, 2024
10.29	Seventh Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 29, 2024
10.30+	Employment Agreement, effective January 23, 2024, by and between Lantheus Medical Imaging, Inc. and Brian Markison	8-K	001-36569	10.1	January 23, 2024
10.31+††	Consulting Agreement by and between Lantheus Medical Imaging, Inc. and Etienne Montagut, effective as of June 7, 2024	10-Q	001-36569	10.2	July 31, 2024
10.32*††	Second Amendment to Lease dated as of October 3, 2024
10.33	Eighth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	November 6, 2024
10.34	First Amendment to Credit Agreement, dated December 19, 2024, among Lantheus Medical Imaging Inc., Lantheus Holdings, Inc., the lenders and other parties party thereto and Citizens Bank N.A., as administrative and collateral agent	8-K	001-36569	10.1	December 23, 2024
10.35*+	Form of Indemnification Agreement
10.36*+	Nonqualified Deferred Compensation Plan
10.37*††
Sale and Purchase Agreement, dated as of January 12, 2025, by and among Life Medical Group Limited and Life Healthcare Group Holdings Limited and Lantheus Radiopharmaceuticals UK Limited and Lantheus Medical Imaging Inc.

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
†    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
#    Pursuant to Item 601(b)(2)(ii) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/S/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer
Date:	February 26, 2025
We, the undersigned directors and officers of Lantheus Holdings, Inc., hereby severally constitute and appoint Brian Markison, Robert J. Marshall, Jr. and Daniel Niedzwiecki, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN MARKISON	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Brian Markison

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2025
Robert J. Marshall, Jr.

/S/ KIMBERLY BROWN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Kimberly Brown

/S/ MARY ANNE HEINO	Chairperson of the Board of Directors	February 26, 2025
Mary Anne Heino

/S/ MINNIE BAYLOR-HENRY	Director	February 26, 2025
Minnie Baylor-Henry

/S/ GÉRARD BER	Director	February 26, 2025
Gérard Ber

/S/ JULIE EASTLAND	Director	February 26, 2025
Julie Eastland

/S/ SAMUEL R. LENO	Director	February 26, 2025
Samuel R. Leno

/S/ HEINZ MÄUSLI	Director	February 26, 2025
Heinz Mäusli

/S/ JULIE H. MCHUGH	Director	February 26, 2025
Julie H. McHugh

/S/ DR. PHUONG KHANH MORROW	Director	February 26, 2025
Dr. Phuong Khanh Morrow

/S/ GARY J. PRUDEN	Director	February 26, 2025
Gary J. Pruden

/S/ DR. JAMES H. THRALL	Director	February 26, 2025
Dr. James H. Thrall