Form 10-Q
period 2025-03-31
Lantheus Holdings, Inc.
filed 2025-05-07
CIK 1521036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The registrant had 69,185,836 shares of common stock, $0.01 par value, outstanding as of May 1, 2025.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Lantheus Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$938,533	$912,814
Accounts receivable, net	348,749	321,258
Inventory	69,126	68,025
Other current assets	67,372	24,536
Total current assets	1,423,780	1,326,633
Investment in equity securities	30,375	39,489
Property, plant and equipment, net	180,783	176,798
Intangibles, net	153,745	161,761
Goodwill	61,189	61,189
Deferred tax assets, net	168,885	170,233
Other long-term assets	36,467	44,237
Total assets	$2,055,224	$1,980,340
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and other borrowings	$747	$974
Accounts payable	44,874	34,560
Accrued expenses and other liabilities	202,381	204,992
Total current liabilities	248,002	240,526
Asset retirement obligations	18,740	23,344
Long-term debt, net and other borrowings	566,098	565,279
Other long-term liabilities	58,190	63,180
Total liabilities	891,030	892,329
Commitments and contingencies (See Note 16)
Stockholders’ equity
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 250,000 shares authorized; 71,607 and 70,905 shares issued as of March 31, 2025 and December 31, 2024, respectively)	716	709
Additional paid-in capital	821,346	817,972
Treasury Stock at cost - 2,455 shares as of March 31, 2025 and December 31, 2024	(175,000)	(175,000)
Retained earnings	518,890	445,945
Accumulated other comprehensive loss	(1,758)	(1,615)
Total stockholders’ equity	1,164,194	1,088,011
Total liabilities and stockholders’ equity	$2,055,224	$1,980,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$372,764	$369,975
Cost of goods sold	135,064	128,129
Gross profit	237,700	241,846
Operating expenses
Sales and marketing	42,503	45,546
General and administrative	56,816	47,895
Research and development	36,314	48,024
Total operating expenses	135,633	141,465
Gain on sale of assets	—	6,254
Operating income	102,067	106,635
Interest expense	4,804	4,859
Investment in equity securities - unrealized loss (gain)	14,862	(60,704)
Other income	(14,128)	(8,788)
Income before income taxes	96,529	171,268
Income tax expense	23,584	40,202
Net income	$72,945	$131,066
Net income per common share:
Basic	$1.06	$1.91
Diluted	$1.02	$1.87
Weighted-average common shares outstanding:
Basic	68,675	68,757
Diluted	71,461	70,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$72,945	$131,066
Other comprehensive income (loss):
Foreign currency translation	(143)	(141)
Comprehensive income	$72,802	$130,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock awards and units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance, March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	131,066	—	131,066
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—	—	2,756	—	—	2,757
Vesting of restricted stock awards and units	988	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—	—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—	—	15,384	—	—	15,384
Balance, March 31, 2024	70,635	$706	1,339	$(75,000)	$756,443	$264,569	$(1,178)	$945,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$72,945	$131,066
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	13,626	15,445
Adjustment to the fair value of asset retirement obligation	(4,727)	—
Amortization of debt related costs	1,115	1,073
Inventory adjustments	(1,378)	2,757
Stock-based compensation	21,198	15,384
Gain on disposal of assets	—	(6,254)
Unrealized loss (gain) on investment in equity securities	14,862	(60,704)
Charges incurred pursuant to acquired in-process research and development	5,413	28,000
Deferred taxes	1,351	11,260
Long-term income tax payable and other long-term liabilities	639	439
Other	822	1,696
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(26,363)	(55,440)
Inventory	278	(8,494)
Other current assets	(528)	4,023
Accounts payable	4,982	(3,462)
Accrued expenses and other current and noncurrent liabilities	3,328	50,449
Net cash provided by operating activities	107,563	127,238
Cash flows from investing activities:
Capital expenditures	(8,718)	(8,273)
Proceeds from sale of assets	—	8,000
Deposit for acquisition of a business	(50,000)	—
Purchases of investment in equity securities	(5,000)	(78,256)
Acquisition of exclusive license option	—	(28,000)
Net cash used in investing activities	(63,718)	(106,529)
Cash flows from financing activities:
Payments on long-term debt and other borrowings	(402)	(184)
Proceeds from stock option exercises	3,886	934
Proceeds from issuance of common stock	1,983	1,823
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(23,686)	(19,418)
Net cash used in financing activities	(18,219)	(16,845)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	102	770
Net increase in cash, cash equivalents and restricted cash	25,728	4,634
Cash, cash equivalents and restricted cash, beginning of period	914,486	715,285
Cash, cash equivalents and restricted cash, end of period	$940,214	$719,919

Lantheus Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$938,533	$718,279
Restricted cash included in other long-term assets	1,681	1,640
Cash, cash equivalents and restricted cash at end of period	$940,214	$719,919

	Three Months Ended March 31,
	2025	2024
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$5,855	$6,853
Lease liability settled through transfer of lease	$—	$376
Modification of lease agreement	$5,789	$—
Right-of-use asset obtained in exchange for finance lease obligations	$150	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Regarding Company References and Trademarks
Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Lantheus Alpha” and “Meilleur” refer to Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Lantheus Two” and “Progenics” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Lantheus Two, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of Lantheus Medical, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics.
Solely for convenience, the Company refers to trademarks, service marks and trade names in this Quarterly Report on Form 10-Q (“Form 10-Q”) without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names. Each trademark, trade name or service mark of any other company appearing in this Form 10-Q, is, to the Company’s knowledge, owned by that other company.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for any future period.
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 filed with the Securities Exchange Commission (“SEC”) on February 26, 2025.
2. Summary of Significant Accounting Policies
Investments
Equity investments with readily determinable fair values for which the Company does not have significant influence over the investee are measured at fair value on a recurring basis. Equity investments without readily determinable fair values for which the Company does not have significant influence over the investee are measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). For equity investments for which the Company does not have significant influence over the investee, changes in the value of unsold equity investments are recorded in investment in equity securities – unrealized loss (gain). Equity investments for which the Company has significant influence over the investee are measured using the equity method unless the Company elects to apply the fair value option to account for the investment.
Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. For the Company, the requirements under ASU 2024-04 will be effective for its Form 10-Q for the first quarter of 2026.. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial results and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires additional income statement disclosures, including the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, ASU 2024-03 requires enhanced disclosure of selling expenses. As clarified by ASU 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. For the Company, annual reporting requirements under ASU 2024-03 will be effective for its Form 10-K for the year ending December 31, 2027 and interim reporting requirements will be effective beginning in the first quarter of 2028. Early adoption is permitted and the amendments should be applied on a prospective basis, however retrospective application is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
3. Revenue from Contracts with Customers
The following table summarizes revenue by source as follows:

	Three Months Ended March 31,
Major Products/Service Lines (in thousands)	2025	2024
Product revenue, net(1)	$366,918	$369,313
License and royalty revenues	5,846	662
Total revenues	$372,764	$369,975
________________________________
(1)The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.
The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and historically included AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use the Company’s investigational products, such as MK-6240 and NAV-4694, in clinical trials as research tools, as well as royalties and other milestone payments received from the Company’s strategic partners that have commercialized products pursuant to license arrangements with the Company.
Revenue by product category on a net basis is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
PYLARIFY	$257,654	$258,870
Other radiopharmaceutical oncology	—	384
Total radiopharmaceutical oncology	257,654	259,254
DEFINITY	79,211	76,564
TechneLite	19,711	21,714
Other precision diagnostics	5,441	5,932
Total precision diagnostics	104,363	104,210
Strategic partnerships and other revenue	10,747	6,511
Total revenues	$372,764	$369,975
The Company is required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. Therefore, since the Company elected the practical expedient under Accounting Standards Codification (“ASC”) 606-10-50-14, it does not disclose information regarding remaining performance obligations which are part of contracts that have an original expected duration of one year or less.
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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan assets (which currently consist of mutual funds) and deferred compensation plan liabilities, and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements are recorded at fair value and adjusted for price changes observable in the market each quarter.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
(in thousands)	Total Fair Value	Level 1	Level 2
Assets:
Money market funds	$489,966	$489,966	$—
Mutual funds	684	684	—
Investment securities	29,691	29,691	—
Total assets	$520,341	$520,341	$—
Liabilities:
Deferred compensation plan liabilities	$621	$—	$621
Total liabilities	$621	$—	$621

	December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2
Assets:
Money market funds	$682,209	$682,209	$—
Investment securities	39,489	39,489	—
Total assets	$721,698	$721,698	$—

During the three months ended March 31, 2025, there were no transfers into or out of Level 3.
Nonqualified Deferred Compensation Plan
The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP currently represent investments in mutual funds at March 31, 2025 that are classified as Level 1. There were no assets or liabilities balances in the LDCP at December 31, 2024. The assets are held in a rabbi trust and are presented in investment in equity securities on the Company’s condensed consolidated balance sheets. The related liabilities of the LDCP are presented in other long-term liabilities and accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. Changes to the LDCP assets are charged to investment in equity securities – unrealized loss (gain) while the changes to the LDCP liabilities are charged to compensation expense in the in the Company’s condensed consolidated statements of operations. See Note 17, “Benefit Plans” for more information on the LDCP.
Perspective Therapeutics Inc. Equity Securities
At March 31, 2025, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on its closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of March 31, 2025 was approximately $24.9 million based on a closing market price of $2.13 per share on March 31, 2025, resulting in an unrealized loss of $12.4 million for the three months ended March 31, 2025. See Note 18, “Acquisitions” for further discussion of the Perspective transaction.
Radiopharm Theranostics Limited Equity Securities
The Company held 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) as of December 31, 2024. In January 2025, the Company purchased via private placement, an additional 133,333,333 Radiopharm Shares for $5.0 million. At March 31, 2025, the Company held 282,958,513 Radiopharm Shares. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on the closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of March 31, 2025 was approximately $4.8 million based on the converted closing market price of approximately $0.02 per share on March 31, 2025, resulting in an unrealized loss on equity securities of $2.5 million for the three months ended March 31, 2025. See Note 18, “Acquisitions” for further discussion of the Radiopharm transaction.

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
Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. The Company estimated that the probability of successfully meeting the sales targets and commercialization milestones described above was zero. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $0 at March 31, 2025 and December 31, 2024.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Income tax expense	$23,584	$40,202
Effective tax rate	24.4%	23.5%
The increase in the effective income tax rate for the three months ended March 31, 2025 is primarily due to the valuation allowance established on the current year net unrealized loss on the Company’s investment in equity securities, partially offset by the increase in its stock compensation deductions.
6. Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$27,575	$29,080
Work in process	13,613	15,870
Finished goods	27,938	23,075
Total inventory	$69,126	$68,025

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Land	$9,480	$9,480
Buildings	86,916	85,523
Machinery, equipment and fixtures	115,022	114,357
Computer software	50,777	48,702
Construction in progress	32,544	27,498
Total gross property, plant and equipment	294,739	285,560
Less: accumulated depreciation and amortization	(113,956)	(108,762)
Total property, plant and equipment, net	$180,783	$176,798
Depreciation and amortization expense related to property, plant and equipment, net, was $5.5 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
See Note 18, “Acquisitions” for further discussion of the Perspective transaction.
8. Accrued Expenses, Other Liabilities and Other Long-Term Liabilities
Accrued expenses, other liabilities and other long-term liabilities are comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Compensation and benefits	$24,155	$48,263
Freight, distribution and operations	79,733	85,966
Accrued rebates, discounts and chargebacks	32,992	25,248
Accrued professional fees	26,561	20,308
Accrued research and development expenses	10,593	13,219
Income taxes payable	15,298	1,591
Other	13,049	10,397
Total accrued expenses and other liabilities	$202,381	$204,992

Operating lease liabilities	$47,558	$53,185
Other long-term liabilities	10,632	9,995
Total other long-term liabilities	$58,190	$63,180

9. Asset Retirement Obligations
The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation (“ARO”). The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of March 31, 2025, the ARO is measured at the present value of the ARO expected to be incurred and is approximately $20.4 million.
The following table provides a summary of the changes in the Company’s carrying value of its ARO:

(in thousands)	Amount
Balance at January 1, 2025	$23,344
Revision of estimated decommissioning costs	(4,727)
Accretion expense	123
Balance at March 31, 2025	$18,740
In the first quarter of 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs by $4.7 million. This reduction was primarily the result of changes in the technology and processes used for the remediation activities from those contemplated in the estimate previously provided in 2022. The Company recorded the $4.7 million reduction to the ARO in other income on its condensed consolidated statements of operations for the three months ended March 31, 2025.
The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund any decommissioning of its North Billerica, Massachusetts production facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.
10. Intangibles, Net
Intangibles, net, consisted of the following:

	March 31, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,399)	$1,141
Customer relationships	15 - 25	Accelerated	157,750	(138,725)	19,025
Currently marketed products	9 - 15	Straight-Line	132,800	(56,722)	76,078
Licenses	11 - 16	Straight-Line	22,233	(13,444)	8,789
Developed technology	7 - 9	Straight-Line	55,982	(7,270)	48,712
Total			$382,305	$(228,560)	$153,745

	December 31, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Cost	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-Line	$13,540	$(12,363)	$1,177
Customer relationships	15 - 25	Accelerated	157,742	(136,647)	21,095
Currently marketed products	9 - 15	Straight-Line	132,800	(53,033)	79,767
Licenses	11 - 16	Straight-Line	22,233	(13,203)	9,030
Developed technology	7 - 9	Straight-Line	55,982	(5,290)	50,692
Total			$382,297	$(220,536)	$161,761
The Company recorded amortization expense for its intangible assets of $8.0 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively.
On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch Health Companies, Inc.; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million if worldwide net sales of RELISTOR in 2025 exceed a specified threshold. The additional payment would be recognized upon achievement of the specified threshold. No sales-based milestone payment was earned in the three months ended March 31, 2025 and 2024.
In the first quarter of 2024, the Company discontinued the production and promotion of AZEDRA and no AZEDRA was manufactured after March 1, 2024, when the Company transferred the tangible assets and associated lease of its Somerset Facility to Perspective. See Note 7, “Property, Plant and Equipment, Net” for impairment analysis.
In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. In August 2024, upon successful completion of a technology transfer, the Company paid $10.0 million to the Meilleur Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s developed technology intangible assets. See Note 18, “Acquisitions” for further discussion of the Meilleur acquisition.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2025	$24,047
2026	32,860
2027	27,335
2028	23,849
2029	23,691
2030 and thereafter	21,963
Total	$153,745
11. Long-Term Debt, Net, and Other Borrowings
The carrying value of the Company’s long-term debt, net and other borrowings is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Principal amount 2.625% Convertible Senior Notes due 2027	$574,996	$575,000
Unamortized debt issuance costs	(9,501)	(10,392)
Finance lease liabilities	1,350	1,645
Total	566,845	566,253
Less: current portion of long-term debt and other borrowings	(747)	(974)
Total long-term debt, net and other borrowings	$566,098	$565,279
2022 Revolving Facility
In December 2024, the Company entered into an amendment to its $350.0 million five-year revolving credit facility originally entered into in December 2022. The amendment, among other things, increased the facility from $350.0 million to $750.0 million (as amended, the “2022 Revolving Facility”) and extended the maturity date from December 2, 2027 to December 19, 2029. Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $750.0 million (the “Revolving Commitment”) at any time, including a $40.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $20.0 million sub-facility for swingline loans (the “Swingline Loans”). The Revolving Loans, Letters of Credit, and the Swingline Loans, if used, are expected to be used for working capital and for other general corporate purposes.
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
The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of March 31, 2025, there were no outstanding borrowings under the 2022 Revolving Facility.
The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the greater of $685.0 million or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.
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
The 2022 Revolving Facility is guaranteed by Lantheus Holdings, and certain subsidiaries of Lantheus Medical, including Progenics and Lantheus Real Estate, and obligations under the 2022 Revolving Facility are generally secured by first priority liens over substantially all of the assets of each of Lantheus Medical, Lantheus Holdings, and certain subsidiaries of Lantheus Medical, including Progenics and Lantheus MI Real Estate (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.
2.625% Convertible Senior Notes due 2027
On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, Lantheus Medical (the “Guarantor”), a wholly owned subsidiary of the Company, as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.
The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of the Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option, on or after December 22, 2025 if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes (currently $103.75 per share) for a specified period of time. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
•Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day the Company failure to file has occurred or the Notes are not otherwise freely tradable. Further, if the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day until the restrictive legend has been removed from the Notes, the Notes are assigned an unrestricted CUSIP and the Notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.
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
During the third quarter of 2024, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes (initially $79.81 per share) for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the quarter (the “Stock Price Conversion Threshold”). As a result, the Notes were convertible at the option of the holders of the Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the Stock Price Conversion Threshold was met, as stated in the terms of the Notes. As a result, holders of $4,000 (four thousand dollars) in aggregate principal of Notes elected to convert their Notes, for which the Company elected to pay cash in consideration of its conversion obligation in excess of the aggregate principal amount of the converted Notes when these conversions settled in March 2025. During the first quarter of 2025, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold, so the Notes are not convertible at the option of the holders of the Notes during the second quarter of 2025. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470, “Debt,” the Company classified the carrying value of the Notes as long-term debt, net and other borrowings on the Company’s condensed consolidated balance sheet as of March 31, 2025.
As of March 31, 2025, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $9.5 million, and the fair value of the liability was $810.7 million. The Company recorded interest expense of approximately $3.7 million and $3.8 million related to the Notes for the three months ended March 31, 2025 and 2024, respectively.

12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2025 and 2024 consisted of the following:

(in thousands)	Foreign Currency Translation(1)	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(1,615)	$(1,615)
Other comprehensive loss before reclassifications	(143)	(143)
Balance at March 31, 2025	$(1,758)	$(1,758)

Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(141)	(141)
Balance at March 31, 2024	$(1,178)	$(1,178)
(1)For purposes of comprehensive loss disclosures, the Company does not record income tax expense or benefit for the net changes in the foreign currency translation adjustments.
13. Stock-Based Compensation
The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of goods sold	$3,275	$2,632
Sales and marketing	3,531	2,792
General and administrative	11,370	7,763
Research and development	3,022	2,197
Total stock-based compensation expense	$21,198	$15,384

14. Net Income Per Common Share
A summary of net income per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$72,945	$131,066

Basic weighted-average common shares outstanding	68,675	68,757
Effect of dilutive stock options	272	235
Effect of dilutive restricted stock	1,458	1,103
Effect of convertible notes	1,056	—
Diluted weighted-average common shares outstanding	71,461	70,095

Basic income per common share	$1.06	$1.91
Diluted income per common share	$1.02	$1.87

Antidilutive securities excluded from diluted net income per common share	1,201	2,377
Impact of the Convertible Notes
The Company considered whether the Notes are participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the then stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings exceed the current share price, regardless of whether such dividend is declared. During the three months ended March 31, 2025 and 2024, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option has a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 11, “Long-Term Debt, Net, and Other Borrowings” for further discussion on the Notes.
15. Other Income
Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Foreign currency loss (gain)	$78	$(217)
Interest income	(9,482)	(8,548)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	(4,727)	—
Other	3	(23)
Total other income, net	$(14,128)	$(8,788)
(1)See Note 9, “Asset Retirement Obligations,” for more information.
16. Commitments and Contingencies
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
As of March 31, 2025, the Company did not have any material ongoing litigation to which the Company was a party.
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
Royalties
On February 6, 2023, the Company acquired Cerveau and made an upfront payment of approximately $35.3 million to the stockholders of Cerveau (“Cerveau Stockholders”). The Company paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. The Company could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Finally, the Company will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of March 31, 2025, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.
17. Benefit Plans
Nonqualified Deferred Compensation Plan
In October 2024, the Company adopted the LDCP to provide key, highly-compensated employees and non-employee directors an additional opportunity for personal financial planning by allowing an option to defer a portion of their base salary and variable compensation each year. Under the LDCP, which is an elective nonqualified deferred compensation plan, employee participants are eligible to defer up to 80% of base salary and up to 80% of any bonus award beginning in 2025. For 2024, employee participants were not eligible to defer any base salary and could only defer up to 25% of their 2024 bonus award. Non-employee directors that are participants of the LDCP are eligible to defer up to 100% of their Board fees. Additionally, Company matching or employer contributions may be credited to the plan, although no such matching or employer contributions were made for 2024. Any matching or employer contributions cliff vest after the earlier of (i) five years, (ii) the participant reaching age 55, (iii) death, or (iv) disability. All amounts deferred or credited to a participant’s account (the “Deferred Amounts”) are held in a separate trust which was established by the Company to administer the LDCP. The LDCP assets held in trust by the Company to offset its obligation, which currently consist of mutual funds and could include corporate life insurance policies in future periods, are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes, or a Rabbi Trust (the “Trust”). Amounts deferred (and earnings on those amounts) are generally distributed following termination of employment unless the participant has elected an earlier distribution date, which may be no earlier than January 1st of the second year following the year of deferral. Vested Company matching or employer contributions (and earnings on those amounts) are generally distributed following termination of employment. Participants can elect to receive distributions in a lump sum, in annual installments over a period of not more than ten years for a qualifying distribution event (as defined in the LDCP), or in annual installments over a period of not more than five years if distributions are made prior to termination of employment.
As of March 31, 2025, assets and liabilities held by the Trust were $0.7 million and $0.6 million, respectively. and were included in investment in equity securities, accrued expenses and other liabilities, and other long-term liabilities, in the Company’s consolidated balance sheets. There were no assets and liabilities held by the Trust as of December 31, 2024. Changes in the LDCP assets and liabilities fair value are charged to investment in equity securities - unrealized loss (gain) during each period and were de minimis for the three months ended March 31, 2025.

18. Acquisitions

Pending Acquisition of Life Molecular Imaging Ltd.

On January 13, 2025, the Company announced that it entered into a definitive agreement to acquire Life Molecular Imaging Ltd. (“Life Molecular”), a subsidiary of Life Healthcare Group Holdings Ltd. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel positron emission tomography (“PET”) radiopharmaceutical diagnostics. The definitive agreement provides for an upfront payment of $350.0 million and up to an additional $400.0 million in potential earn-out and milestone payments. The transaction is expected to close in 2025, subject to the satisfaction of customary closing conditions.

Acquisition of Assets
On January 8, 2024, the Company entered into an agreement with Perspective to participate in Perspective’s next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company purchased an additional 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company holds less than 20% of the outstanding Perspective Shares and therefore does not have the ability to exercise significant influence over operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Perspective Shares.
Also effective January 8, 2024, the Company obtained certain options and rights from Perspective for an aggregate upfront payment of $28.0 million in cash. The options and rights received from Perspective that remain open are as follows:
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
None of these options and rights have been exercised as of March 31, 2025.
Costs of in-process research and development (“IPR&D”) projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $28.0 million was recognized in research and development (“R&D”) expenses during the three months ended March 31, 2024.
Also effective January 8, 2024, the Company entered into an agreement with Perspective to transfer the Somerset Facility and the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024 at which time the Company had no further continuing legal obligations related to the lease. See Note 7, “Property, Plant and Equipment, Net” to these condensed consolidated financial statements for additional details.
On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which the Company held 11,677,339 shares of Perspective’s common stock.
On June 15, 2024, the Company entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody and to a Trophoblast cell surface antigen 2 (“TROP2”)-targeted nanobody. LRRC15, which is also known as LNTH-2403, is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the U.S. Food and Drug Administration for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate, which is also known as LNTH-2404, is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.
In connection with this acquisition, the Company assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations. The Company could pay up to an additional $20.0 million in milestone payments upon achievement of specified regulatory milestones. The Company could also pay up to an additional $6.5 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds in the event the Company pursues commercialization, as well as royalty payments for commercial sales. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $2.0 million was recognized in R&D expenses in 2024 related to the Radiopharm transaction.
During the third quarter of 2024, the Company purchased 149,625,180 Radiopharm Shares at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, the Company purchased an additional 133,333,333 Radiopharm Shares at the fair market offering price of approximately $0.04 per share, for $5.0 million in the aggregate. At March 31, 2025, the Company held 282,958,513 Radiopharm Shares. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Radiopharm Shares.
On June 18, 2024, the Company acquired Meilleur, including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. The Company determined that upon review of the Meilleur acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.
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
On July 3, 2024, the Company acquired from Life Molecular the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”). In addition, in March 2025, the Company paid a $5.4 million milestone payment related to regulatory activities. The Company could pay up to an additional 127.5 million Euros in regulatory milestone payments upon achievement of clinical trial thresholds and approvals in different regions, plus royalties. The Company could pay up to 280.0 million Euros in sales milestone payments upon the achievement of specified annual commercial sales threshold of RM2 in the event the Company pursues commercialization. Additionally, the Company could pay up to 25.0 million Euros for collaboration payments inclusive of all costs including employee costs, payments due to certain universities, out-of-pocket expenses and services costs, as well as up to 5.0 million Euros for any additional development services performed by Life Molecular through July 3, 2026.
Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $5.4 million and $36.0 million were recognized in R&D expenses during 2025 and 2024, respectively, related to the RM2 Asset Purchase. Global rights are exclusive for therapeutic fields in all countries and diagnostic fields in the Americas and co-exclusive with Life Molecular for diagnostic fields outside of the Americas.
19. Segment Information
The Company operates as one business segment. The results of this operating segment are regularly reviewed by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer. The CODM does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. In order to evaluate the reportable segment’s performance, the CODM uses net income and gross margin based on the condensed consolidated statements of operations. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.
Significant segment expenses reviewed by the CODM include sales and marketing, general and administrative, and R&D expenses as reported in the Company’s condensed consolidated statements of operations. However, the CODM reviews R&D expenses in more detail for certain expenses related to the Company’s development of new products and clinical programs. The approximate disaggregated amounts that comprise R&D expenses regularly reviewed by the CODM are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Program third-party research and development expenses	$8,429	$3,331
Other research and development expenses(1)	27,885	44,693
Total research and development expenses	$36,314	$48,024
(1)Other R&D expenses consist of all other R&D costs incurred for the benefit of multiple R&D programs, including legal, employee costs, depreciation, information technology, other facility-bases expenses and other third-party costs.
20. Subsequent Events

Acquisition of Evergreen Theragnostics, Inc.
On April 1, 2025, the Company acquired Evergreen Theragnostics, Inc. (“Evergreen”) by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services as well as drug discovery and commercialization of proprietary products.
In connection with the closing of the Evergreen Merger, the Company paid approximately $275.0 million in cash, subject to customary adjustments as set forth in the Evergreen Merger Agreement, representing a $250.0 million upfront cash payment and a $25.0 million milestone payment in respect of a milestone achieved after the date of the Evergreen Merger Agreement and prior to the closing of the Evergreen Merger. Additional milestone payments up to an aggregate of $727.5 million in cash, which may be adjusted pursuant to the Evergreen Merger Agreement, remain potentially payable under the Evergreen Merger Agreement and are subject to the achievement of certain milestone trigger events and the other terms and conditions set forth in the Evergreen Merger Agreement. The Company paid a deposit of $50.0 million to the paying agent on March 31, 2025 in connection with the Evergreen Merger.

Sale of SPECT business
On May 1, 2025, the Company entered into a definitive agreement to sell the Company’s single-photon emission computerized tomography (“SPECT”) business to Illuminated Holdings, Inc., the parent company of SHINE Technologies, LLC (“SHINE”). Under the terms of the agreement, SHINE will acquire the Company’s SPECT business, including its diagnostic agents (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactures the Company’s SPECT products and the SPECT-related Canadian operations. The transaction is expected to close by the end of this year, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential acquisitions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses from such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (iii) the availability of raw materials, key components, and equipment, either used in the production of our products and product candidates, or in the use by healthcare professionals (“HCPs”) of our products and product candidates, including, but not limited to positron emission tomography (“PET”) scanners for PYLARIFY, MK-6240 and NAV-4694; (iv) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products, including the timing for any potential regulatory submissions for these investigational assets; (v) our ability to successfully integrate acquisitions, including of Life Molecular Imaging Ltd. (“Life Molecular”), subject to completion of our acquisition thereof, and Evergreen Theragnostics, Inc. (“Evergreen”), including the potential for unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vi) our ability to complete the transaction with SHINE on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and satisfaction of other closing conditions to consummate the transaction, unforeseen expenses related to the divestiture, and failure to realize the expected benefits of the transaction; (vii) our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 DOTATOC, which may be used in conjunction with a PET scan to stage and localize gastroenteropancreatic neuroendocrine tumors in adults and children, and approval for PNT2003, and to be successful in the patent litigation associated with PNT2003; (viii) the cost, efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and (ix) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.
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
Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov, and for Form 10-Ks and Form 10-Qs, in an Inline Extensible Business Reporting Language (“iXBRL”) format. iXBRL is an electronic coding language used to create interactive financial statement data over the Internet. The information on our website is neither part of nor incorporated by reference into this Form 10-Q.
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.
Overview
Our Business
We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our leading Radiopharmaceutical Oncology products help HCPs Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically.
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
Our executive offices are located in Bedford, Massachusetts, with additional offices in North Billerica, Massachusetts; Montreal, Canada; and Lund, Sweden. Following the completion of the Evergreen Merger, the Company also has offices located in Cranberry, New Jersey and Springfield, New Jersey.
Recent Developments

We continue to execute on our strategy to evolve into a fully integrated radiopharmaceutical company, supported by our increasingly diversified portfolio and our targeted initiatives to expand our pipeline, commercial, development and manufacturing capabilities. Over the past year, including the first quarter of 2025, we announced multiple strategic transactions, which furthered our goal to focus on new markets and expand and diversify our capabilities and development pipeline with complementary assets.
Pending Acquisition of Life Molecular Imaging
On January 13, 2025, we announced that we entered into a definitive agreement to acquire Life Molecular. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The definitive agreement provides for an upfront payment of $350.0 million and up to an additional $400.0 million in potential earn-out and milestone payments. The transaction is expected to close in 2025, subject to the satisfaction of customary regulatory and closing conditions. We expect this acquisition will enable us to establish a commercial franchise in Alzheimer’s disease, expand our growth profile with Neuraceq, an approved Alzheimer’s disease radiodiagnostic, enhance our research and development (“R&D”) and clinical development capabilities, and strengthen our innovative radiodiagnostic pipeline.

Previously, on July 3, 2024,we acquired from Life Molecular the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”). In addition, in March 2025, the Company paid a $5.4 million milestone payment related to regulatory activities. The Company could pay additional milestone payments, certain collaboration payments, plus royalties. GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to begin a Phase 1/2a study with LNTH-2402 in prostate cancer patients in 2025. We expect LNTH-2401 could be used as a companion diagnostic, and that together, LNTH-2401 and LNTH-2402 could potentially allow us to enter into new disease areas.
For more information on the acquisition of the global rights to RM2, see Note 18, “Acquisitions” in our condensed consolidated financial statements herein.
Acquisition of Evergreen Theragnostics
On April 1, 2025, we acquired Evergreen by means of a statutory merger of our subsidiary with and into Evergreen, with Evergreen surviving as our wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of an Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services, as well as drug discovery and commercialization of proprietary products.
In connection with the closing of the Evergreen Merger, we paid approximately $275.0 million in cash, subject to customary adjustments as set forth in the Evergreen Merger Agreement, representing a $250.0 million upfront cash payment and a $25.0 million milestone payment in respect of a milestone achieved after the date of the Evergreen Merger Agreement and prior to the closing of the Evergreen Merger. Additional milestone payments up to an aggregate of $727.5 million in cash, which may be adjusted pursuant to the Evergreen Merger Agreement, remain potentially payable under the Evergreen Merger Agreement, and are subject to the achievement of certain milestone trigger events and the other terms and conditions set forth in the Evergreen Merger Agreement.
We expect our acquisition of Evergreen will enhance our capabilities across the radiopharmaceutical value chain, specifically strengthening our clinical and commercial manufacturing capabilities in therapeutic oncology; expanding our late-stage pipeline with a registrational-stage PET diagnostic agent we refer to as LNTH-2501 that could complement PNT2003; and growing our early-stage pipeline with multiple clinical and pre-clinical theranostic pairs.
Sale of SPECT business
On May 1, 2025, we entered into a definitive agreement to sell our single-photon emission computerized tomography (“SPECT”) business to Illuminated Holdings, Inc., the parent company of SHINE Technologies, LLC (“SHINE”). Under the terms of the agreement, SHINE will acquire our SPECT business, including its diagnostic agents (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactures our SPECT products and the SPECT-related Canadian operations. The transaction allows us to focus on growing our commercial portfolio of innovative PET radiodiagnostics and microbubbles, while advancing our pipeline of radiopharmaceuticals. The transaction is expected to close by the end of this year, subject to customary closing conditions.
Acquisition of NAV-4694
On June 18, 2024, we acquired Meilleur Technologies Inc. (“Meilleur”), including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory and commercial milestones related to NAV-4694. We could also pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. We expect to submit a new drug application (“NDA”) for NAV-4694 in 2026.
For more information, see Note 18, “Acquisitions” in our condensed consolidated financial statements herein.
Exclusive License for Radiopharm Theranostics Limited
On June 15, 2024, we entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody, which we refer to as LNTH-2403, and a

Trophoblast cell surface antigen 2 targeted nanobody, which we refer to as LNTH-2404, each of which is a preclinical therapeutic candidate. LNTH-2403 is our pre-clinical therapeutic targeting LRRC15, which is strongly expressed in multiple malignancies, including head and neck, breast, lung, and pancreatic cancers. We are initially focusing on osteosarcoma, for which the FDA has granted both Orphan Drug and Rare Pediatric Disease designations. Osteosarcoma is a malignant bone tumor that primarily develops in children and teenagers. Osteosarcoma is the most common childhood bone cancer, though it is still rare, with around 1,000 new cases diagnosed annually in the U.S.
In connection with this acquisition, we assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.
During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, we purchased an additional 133,333,333 Radiopharm Shares at the fair market price of approximately $0.04, for an aggregate purchase price of approximately $5.0 million. At March 31, 2025, we held 282,958,513 Radiopharm Shares.
For more information, see Note 18, “Acquisitions” in our condensed consolidated financial statements herein.
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
On January 22, 2024, we purchased 56,342,355 shares of Perspective’s common stock (“Perspective Shares”) at a purchase price of $0.37 per share in a private placement transaction for approximately $20.8 million in cash. We were also granted certain pro rata participation rights to maintain our ownership position in Perspective in the event that Perspective makes any public or non-public offering of any equity or voting securities, subject to certain exceptions.
On March 1, 2024, we transferred the fixed assets and associated lease for the property at 110 Clyde Rd., Somerset, New Jersey (the “Somerset Facility”) to Perspective, and the parties entered into a transition services arrangement pursuant to which we provided Perspective certain services relating to final disposal of radioactive waste and certain other related services.
On March 6, 2024, we purchased an additional 60,431,039 Perspective Shares at a price of $0.95 per share. The total consideration for this additional purchase was approximately $57.4 million, resulting in Lantheus Alpha holding approximately 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) as of March 6, 2024.
On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which we held 11,677,339 Perspective Shares.
For more information, see Note 18, “Acquisitions” in our condensed consolidated financial statements herein.
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
For more information, see Note 18, “Acquisitions” in our condensed consolidated financial statements included herein.

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
In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognizes the value and need for broad access to diagnostic radiopharmaceuticals. The rule provides separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on mean unit cost (“MUC”) for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Effective January 1, 2025, CMS began maintaining separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status.
Our plan to successfully grow PYLARIFY includes conveying its commercial and clinical value, expanding its use in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S. Internationally, we previously licensed exclusive rights to Curium to develop and commercialize piflufolastat F-18 in Europe, where it is being commercialized in the European Union under the brand name PYLCLARI. We have entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Form 10-K for the year ended December 31, 2024.
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
As we continue to grow our microbubble platform, our activities include:

•Expansion of Label – In March 2024, we received FDA approval for our supplemental NDA for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY.
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
•Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, which includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. For example, we licensed the commercialization rights for piflufolastat F-18 in Europe to Curium, where it is now commercialized under the brand name PYLCLARI, and for flurpiridaz, which received FDA approval in 2024 under the brand name Flyrcado, to GE Healthcare Limited (“GE Healthcare”) for coronary artery disease diagnosis.
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
•Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical companies to support their R&D of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression. MK-6240 is a widely utilized tau PET tracer in Alzheimer’s disease studies with over 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. NAV-4694 is also being used in academic and industry sponsored clinical trials.
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
In 2021, we completed the construction of a specialized in-house manufacturing facility at our North Billerica campus to produce DEFINITY. On February 22, 2022, we received FDA approval of our supplemental NDA authorizing commercial manufacturing of DEFINITY at our new facility. We believe this investment provides supply chain redundancy, improved flexibility, and reduced costs.
Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at multiple PMF manufacturing partner sites that produce and deliver doses for us across the U.S. Our TechneLite generators and Xenon-133 are manufactured at our facilities in North Billerica, Massachusetts.

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
•For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an Abbreviated New Drug Application (“ANDA”) for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” in Part I, Item 1. “Business - Other Notable Transactions” of our Form 10-K for the year ended December 31, 2024.
•For LNTH-2501, we acquired the rights to the investigational asset through our acquisition of Evergreen. We intend to submit an NDA for LNTH-2501 in 2025.
•For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In 2024, we held a pre-NDA meeting with the FDA and are expecting to submit an NDA for MK-6240 in the third quarter of 2025.
•For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million in June 2024 and an additional $10.0 million in August 2024 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. We intend to submit an NDA for NAV-4694 in 2026.
•For LNTH-1363S, in collaboration with Ratio Therapeutics LLC (previously NoriaTherapeutics Inc.), we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We initiated a Phase 1/2a study in patients in 2024.
•For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, paid a $5.4 million milestone payment related to regulatory activities, and could potentially make additional milestone and royalty payments in the future. We plan to initiate a Phase 1/2a study in prostate cancer patients in 2025.
•For LNTH-2403 and LNTH-2404, we acquired the rights to the preclinical assets and the underlying license agreements for $2.0 million and will potentially make additional milestone and royalty payments.
See Note 18, “Acquisitions” in our condensed consolidated financial statements herein for additional information on potential milestone and royalty payments related to the product candidates listed above.
PNT2002
Under the terms of the PNT2002 License Agreement, we paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $250.0 million. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, recently reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to work closely with our partner, Eli Lilly and Company, to review the full dataset, we do not plan to pursue an NDA or further invest in this asset.
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

Results of Operations
The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change $	Change %
Revenues	$372,764	$369,975	$2,789	0.8%
Cost of goods sold	135,064	128,129	6,935	5.4%
Gross profit	237,700	241,846	(4,146)	(1.7)%
Operating expenses
Sales and marketing	42,503	45,546	(3,043)	(6.7)%
General and administrative	56,816	47,895	8,921	18.6%
Research and development	36,314	48,024	(11,710)	(24.4)%
Total operating expenses	135,633	141,465	(5,832)	(4.1)%
Gain on sale of assets	—	6,254	(6,254)	(100.0)%
Operating income	102,067	106,635	(4,568)	(4.3)%
Interest expense	4,804	4,859	(55)	(1.1)%
Investment in equity securities - unrealized loss (gain)	14,862	(60,704)	75,566	(124.5)%
Other income	(14,128)	(8,788)	(5,340)	60.8%
Income before income taxes	96,529	171,268	(74,739)	(43.6)%
Income tax expense	23,584	40,202	(16,618)	(41.3)%
Net income	$72,945	$131,066	$(58,121)	(44.3)%

Comparison of the Periods Ended March 31, 2025 and 2024
Revenues
We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and historically included AZEDRA. In the first quarter of 2024, we discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite, and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our investigational products, such as MK-6240 and NAV-4694 in clinical trials as research tools, as well as royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us.
Revenues are summarized by product category on a net basis as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change $	Change %
PYLARIFY	$257,654	$258,870	$(1,216)	(0.5)%
Other radiopharmaceutical oncology	—	384	(384)	(100.0)%
Total radiopharmaceutical oncology	257,654	259,254	(1,600)	(0.6)%
DEFINITY	79,211	76,564	2,647	3.5%
TechneLite	19,711	21,714	(2,003)	(9.2)%
Other precision diagnostics	5,441	5,932	(491)	(8.3)%
Total precision diagnostics	104,363	104,210	153	0.1%
Strategic partnerships and other revenue	10,747	6,511	4,236	65.1%
Total revenues	$372,764	$369,975	$2,789	0.8%
The increase in revenues for the three months ended March 31, 2025, as compared to the same period of 2024, is primarily driven by an increase in DEFINITY sales volumes, milestone achievement for the first commercial sale of Flyrcado by GE Healthcare, as well as revenue generated from sales for investigational use of NAV-4694 and MK-6240. These increases were partially offset by a decrease in sales volume of TechneLite and a decrease in the net sale price of PYLARIFY.
Rebates and Allowances
Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.
An analysis of the amount of, and change in, reserves for rebates and allowances is summarized as follows:

(in thousands)	Rebates and Allowances
Balance, January 1, 2025	$25,248
Provision related to current period revenues	26,034
Payments or credits made during the period	(18,290)
Balance, March 31, 2025	$32,992

Gross Profit
The decrease in gross profit for the three months ended March 31, 2025, as compared to the prior year period, is primarily due to the decrease in PYLARIFY net sales price and an increase in contracted material and overhead costs, partially offset by an increase in PYLARIFY sales volume, Curium royalty revenue, and revenue from the first milestone achievement related to Flyrcado.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.
Sales and marketing expenses decreased $3.0 million for the three months ended March 31, 2025, as compared to the prior year period. This was primarily the result of a one-time investment in a brand campaign launch for PYLARIFY that took place during the three months ended March 31, 2024, as well as the cessation of launch support related to PNT2002.
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
General and administrative expenses increased $8.9 million for the three months ended March 31, 2025, as compared to prior year period. This was primarily driven by higher professional fees, as well as higher stock compensation and employee-related costs.
Research and Development
R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.
R&D expenses decreased $11.7 million for the three months ended March 31, 2025, as compared to the prior year period. This was primarily driven by an upfront option payment of $28.0 million in cash to Perspective in January 2024 for which there was no comparable amount in 2025. This was partially offset by an increase in project costs incurred in 2025 related to assets acquired in 2024, including RM2, NAV-4694 and LNTH-2403, as well as an increase in employee-related costs resulting from an increase in headcount.
Investment in Equity Securities - Unrealized Loss (Gain)
Investment in equity securities - net unrealized loss (gain) increased $75.6 million for the three months ended March 31, 2025, compared to the same period of 2024. Each quarter our investments in equity securities of Radiopharm and Perspective are revalued to market price. For the three months ended March 31, 2025, we recorded unrealized losses on the investments in Radiopharm and Perspective of $2.5 million and $12.4 million, respectively, compared to unrealized gain on the investment in Perspective of $60.7 million for the three months ended March 31, 2024.
Other Income
Other income increased $5.3 million for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to an increase in interest income on higher average cash balances in 2025 as well as a $4.7 million adjustment recorded to reduce the previous estimate of remediation costs related to the potential decommissioning of our facilities of their radioactive-related operations. See Note 9, “Asset Retirement Obligations,” for more information on our asset retirement obligation.
Income Tax Expense
Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	24.4%	23.5%
Our effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes and the valuation allowance established on the current year net unrealized loss on our investment in equity securities, partially offset by the income tax benefits associated with stock compensation deductions.

The increase in the effective income tax rate for the three months ended March 31, 2025 is primarily due to the valuation allowance established on the current year net unrealized loss on our investment in equity securities, partially offset by the increase in our stock compensation deductions.
Liquidity and Capital Resources
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$107,563	$127,238
Net cash used in investing activities	$(63,718)	$(106,529)
Net cash used in financing activities	$(18,219)	$(16,845)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $107.6 million in the three months ended March 31, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss (gain) on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation, depreciation, amortization and accretion expense, and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable and accrued expenses which was attributable to the timing of payments to large vendors and an increase in income taxes payable. The primary working capital uses of cash include an increase in trade receivables associated primarily with the timing of billings and collections.
Net cash provided by operating activities of $127.2 million in the three months ended March 31, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on equity investment, charges incurred in connection with the Perspective IPR&D exclusive license option, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was driven by a deposit of $50.0 million paid to the paying agent on March 31, 2025 in connection with the acquisition of Evergreen, $5.0 million used to purchase equity securities and $8.7 million of capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $78.3 million for the purchase of equity securities, $8.3 million of capital expenditures, partially offset by net cash proceeds of $8.0 million from the sale of the Somerset facility sublease and associated assets.
Net Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $23.7 million offset by proceeds of $5.9 million from stock option exercises and issuance of common stock.
Net cash used in financing activities during the three months ended March 31, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $19.4 million, offset by proceeds of $2.8 million from stock option exercises.
External Sources of Liquidity
In December 2024, we entered into an amendment to the 2022 Revolving Facility that, among other things, extended the maturity date from December 2, 2027 to December 19, 2029, increased the 2022 Revolving Facility from $350.0 million to $750.0 million and increased the additional amount that Lantheus Medical may request to add to the increased revolving commitment by $350.0 million. The amendment also, among other things, (i) reduces the ranges of margins based on our Total Net Leverage Ratio (as defined in the 2022 Revolving Facility) used to calculate interest for the revolving loans and (ii) reduces the maximum unused commitment fee from 0.35% per annum to 0.30% per annum. The full terms of the 2022 Revolving Facility are set forth in the Credit

Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent, as amended. We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to the greater of $685.0 million (so that the total amount available is $1.44 billion) or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.
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
Please refer to Note 11. “Long-Term Debt, Net, and Other Borrowings” to our condensed consolidated financial statements for further details on the 2022 Revolving Facility.
As of March 31, 2025, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.
On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, Lantheus Medical, as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
In November 2024, our Board of Directors (“Board”) authorized a program to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock. As of March 31, 2025, cumulative shares purchased under the 2024 Program were approximately 1.1 million shares for approximately $100.0 million. There were no shares purchased during the three months ended March 31, 2025.
Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets or other sources of funding, as well as the capacity and terms of our financing arrangements.
We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include prepayments of our term loans or other retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board and will depend on market conditions, our cash position, and other considerations.
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
•The costs to successfully integrate acquisitions, including of Life Molecular, subject to completion of our acquisition thereof, and Evergreen, including the potential for unforeseen expenses related to integration activities and liabilities within those businesses, costs to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization;
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
•The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance, intellectual property or other claims, including the patent infringement claim related to the filing of our ANDA for PNT2003 and our patent infringement lawsuit against a healthcare-related imaging software developer;
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
At March 31, 2025, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $938.5 million of cash and cash equivalents as of March 31, 2025. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.
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
There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2024.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.
Equity Investment Risk
As of March 31, 2025, our recorded carrying value of investments in equity securities was $30.4 million, comprised of our equity investments in Perspective and Radiopharm, and is recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 16, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below:
We may be adversely affected by prevailing economic conditions and financial, business and other factors beyond our control.
Our ability to attract and retain employees and customers, to invest in and grow our business, to maintain our desired levels of costs of goods sold and operating expenses and to meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions, changes to financial, business and regulatory expectations, and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., inflationary pressures, escalating prices, including those that may occur as a result of tariff policies. We cannot anticipate all the ways in which the current or future economic climate, financial market conditions and government actions could adversely impact our business. We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals, including our products. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products or seek lower cost alternatives to our products where available. If customers are not successful in generating sufficient revenue, are precluded from securing financing from the financial markets, or lose or cannot secure funding from the government, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Research programs that could benefit from our investigational or commercial products may slow or be discontinued if funding cannot be secured or is withdrawn, which could delay when the results of such research becomes available and when or how often our products are purchased by third parties for use in their research programs. This, in turn, could adversely affect our financial condition and liquidity. To the extent prevailing economic conditions result in fewer procedures being performed or fewer research programs being completed, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, we would expect our costs of goods sold and other operating expenses to change in the future in line with periodic inflationary changes. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, contract services, and transportation costs, which could increase our level of expenses and the rate at which we use our resources. Similarly, our operations and supply chain may subject us to tariffs and trade policies. For example, the U.S. government has increased, and has indicated a willingness to continue to increase, the use of tariffs by the United States. Such tariffs and any countermeasures taken by other countries could increase the cost of raw materials, components and equipment necessary for our operations, disrupt our global supply chain, create additional operational challenges or adversely impact our customers and business partners. While we generally believe that we will be able to offset the effect of inflationary and other changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in our costs of goods sold or other operating expenses, including from tariffs, could have a material adverse effect on our financial condition, results of operations and cash flows.

Reforms to the U.S. healthcare system, including changes to policies, guidelines and practices of regulatory authorities, may adversely affect our business.

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

The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, the interpretations of those laws, or changes to the way regulations and regulatory guidance has been implemented, amended and interpreted, is uncertain. Nor is it clear whether additional legislative or executive branch changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop or commercialize new products. For example, recent government actions, including reductions in staff and department reorganizations, including those at the FDA, could adversely affect the timing of anticipated regulatory actions or their outcome, and could change historical practices relating to the application or interpretation of regulations relevant to our operations in ways that could have an adverse effect on our business. It is unclear exactly how changes implemented by the U.S. Government will affect the U.S. healthcare system, and what, if any, impact this will have on our business.

An interruption in our ability to fulfill our obligations as a service provider or supplier to third parties, either through our contract development and manufacturing operations and/or in supplying our investigational products in support of research programs being conducted by third parties, may adversely affect our reputation and business.

We have obligations to perform development and manufacturing services for third parties that have contracted with Evergreen for these services. These services are conducted out of a single location. Any disruption in our operations, any failure to timely and cost-effectively secure necessary personnel, components or materials, any failure to comply with the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture and development of radiopharmaceutical products, may cause us to fail to meet our contractual obligations and may adversely affect our business.

We also have contractual commitments to supply our investigational products and certain of our commercial products to third parties as part of their own research programs. Our ability to supply these products may depend upon the ability of PMFs to manufacture the products to meet the requirements of each research program, including that the product be available at the specific time of day required by the third party’s research protocol, which may include locations both within and outside of the United States. We may have limited alternative PMF facilities in certain locations in the event one or more facility is unable to timely manufacture and supply the relevant products, and it may not be possible to timely manufacture the relevant products at required levels or at all, which may cause us to fail to meet our contractual obligations and may adversely affect our business.

Potential generic competitors may enter the market as a result of regulatory exclusivity expiration of PYLARIFY

PYLARIFY currently has six Orange Book-listed patents, the last of which expires in 2037. PYLARIFY also holds a five-year new chemical entity (“NCE”) regulatory exclusivity, which expires on May 26, 2026. As described further under Part I, Item 1., “Business - Regulatory Matters-Hatch Waxman Act,” of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, the FDA is allowed to accept an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) application one year prior to the NCE expiration date under certain circumstances, specifically, from a generic challenger that includes a “Paragraph IV” Certification against each of the six patents we have listed in the Orange Book. If a Paragraph IV Certification is made, we could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described under Part I, Item 1., “Business - Intellectual Property Matters – Patent-related Aspects of Regulatory Matters,” of our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, during which period the FDA would be prohibited from granting full approval to the challenger’s application until the earlier of the expiration of the 30-month stay, the generic challenger’s successful invalidation (or proving non-infringement) of our six Orange Book-listed patents or until the lawsuit is settled. Assuming a full 30-month stay, the earliest possible date for a generic of PYLARIFY to launch is November of 2027, but only if the generic challenger is successful in either invalidating all of our Orange Book-listed patents or proving non-infringement of all of our Orange Book-listed patents during the Hatch-Waxman litigation or otherwise launches at risk after the 30-month stay expires and upon FDA approval while litigation is still ongoing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases
The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2025. In November 2024, our Board of Directors (“Board”) authorized a program to repurchase up to $250 million of our common stock (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.
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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 2025	2,425	$92.01	—	$150.0 million
February 2025	2,534	$83.41	—	$150.0 million
March 2025	245,022	$94.90	—	$150.0 million
Total	249,981		—	$150.0 million
    ________________________________
(1)Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)During the three months ended March 31, 2025, the Company did not repurchase shares of common stock under its the 2024 Program. At March 31, 2025, the Company had $150.0 million in approximate dollar value of shares of our common stock that may be purchased under the 2024 Program, which expires in November 2025.
Dividend Policy
We did not declare or pay any dividends, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” of this Form 10-Q for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 28, 2025, Paul Blanchfield, our President, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 29,271 shares of our common stock between June 5, 2025, and March 6, 2026. Pursuant to the 10b5-1 Plan, Mr. Blanchfield will also make a gift of 659 shares of common stock on November 14, 2025.
On March 3, 2025, Mary Anne Heino, the Chairperson of our Board, entered into a 10b5-1 Plan providing for the potential sale of shares of our common stock in an amount necessary to attain approximately net sale proceeds of $2,000,000 between June 2, 2025, and June 13, 2025. The 10b5-1 Plan also provides for the potential sale of up to 70,142 shares of our common stock between August 8, 2025, and March 13, 2026.
On March 6, 2025, Daniel Niedzwiecki, our Chief Administrative Officer, General Counsel and Corporate Secretary, entered into a 10b5-1 Plan providing for the potential sale of up to 12,000 shares of our common stock between June 5, 2025, and July 7, 2025.
On March 10, 2025, Julie McHugh, a member of our Board, entered into a 10b5-1 Plan providing for the potential sale of up to 5,192 shares of our common stock on June 9, 2025.
On March 11, 2025, Samuel R. Leno, a member of our Board, entered into a 10b5-1 Plan providing for the potential sale of up to 14,307 shares of our common stock between June 11, 2025, and November 12, 2025.
On March 11, 2025, Robert Marshall, our CFO and Treasurer, entered into a 10b5-1 Plan providing for the potential sale of up to 39,773 shares of our common stock between June 9, 2025, and June 30, 2025.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*	Third Amendment to Lease dated as of February 14, 2025, by and between Lantheus Medical and 201 Burlington Road Owner, LLC
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2025

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 7, 2025