Form 10-Q
period 2025-06-30
Lantheus Holdings, Inc.
filed 2025-08-06
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 67,994,149 shares of common stock, $0.01 par value, outstanding as of August 1, 2025.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$695,572	$912,814
Accounts receivable, net	336,579	321,258
Inventory, net	62,157	68,025
Other current assets	34,093	24,536
Assets held for sale	73,415	—
Total current assets	1,201,816	1,326,633
Investment in equity securities	45,068	39,489
Property, plant and equipment, net	157,726	176,798
Intangibles, net	359,946	161,761
Goodwill	176,869	61,189
Deferred tax assets, net	138,262	170,233
Other long-term assets	36,390	44,237
Total assets	$2,116,077	$1,980,340
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$796	$974
Accounts payable	40,891	34,560
Accrued expenses and other liabilities	208,600	204,992
Liabilities held for sale	29,845	—
Total current liabilities	280,132	240,526
Asset retirement obligations	136	23,344
Long-term debt and other borrowings, net of current portion	566,847	565,279
Other long-term liabilities	102,179	63,180
Total liabilities	949,294	892,329
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 71,702 shares and 70,905 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively)	717	709
Additional paid-in capital	844,903	817,972
Treasury stock at cost; 3,715 shares and 2,455 shares at June 30, 2025 and December 31, 2024, respectively	(275,000)	(175,000)
Retained earnings	597,645	445,945
Accumulated other comprehensive loss	(1,482)	(1,615)
Total stockholders’ equity	1,166,783	1,088,011
Total liabilities and stockholders’ equity	$2,116,077	$1,980,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$378,045	$394,091	$750,809	$764,066
Cost of goods sold	137,034	138,317	272,098	266,446
Gross profit	241,011	255,774	478,711	497,620
Operating expenses
Sales and marketing	41,041	45,035	83,544	90,581
General and administrative	66,515	47,409	123,331	95,304
Research and development	45,489	60,601	81,803	108,625
Total operating expenses	153,045	153,045	288,678	294,510
Gain on sale of assets	—	—	—	6,254
Operating income	87,966	102,729	190,033	209,364
Interest expense	4,917	4,862	9,721	9,721
Investment in equity securities - unrealized (gain) loss	(14,573)	22,537	289	(38,167)
Other income	(6,895)	(9,044)	(21,023)	(17,832)
Income before income taxes	104,517	84,374	201,046	255,642
Income tax expense	25,762	22,301	49,346	62,503
Net income	$78,755	$62,073	$151,700	$193,139
Net income per common share:
Basic	$1.15	$0.89	$2.21	$2.80
Diluted	$1.12	$0.88	$2.14	$2.74
Weighted average common shares outstanding:
Basic	68,516	69,356	68,591	69,056
Diluted	70,312	70,601	70,896	70,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$78,755	$62,073	$151,700	$193,139
Other comprehensive income (loss):
Foreign currency translation	276	(32)	133	(173)
Comprehensive income	$79,031	$62,041	$151,833	$192,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2025
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance at March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194
Net income	—	—	—	—	—	78,755	—	78,755
Other comprehensive income	—	—	—	—	—	—	276	276
Stock option exercises and employee stock plan purchases	56	1	—	—	2,444	—	—	2,445
Vesting of restricted stock units	48	—	—	—	—	—	—	—
Shares withheld to cover taxes	(9)	—	—	—	(963)	—	—	(963)
Repurchase of common stock, including excise tax	—	—	1,260	(100,000)	(245)	—	—	(100,245)
Stock-based compensation	—	—	—	—	22,321	—	—	22,321
Balance at June 30, 2025	71,702	$717	3,715	$(275,000)	$844,903	$597,645	$(1,482)	$1,166,783

	Six Months Ended June 30, 2024
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	131,066	—	131,066
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—	—	2,756	—	—	2,757
Vesting of restricted stock units	988	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—	—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—	—	15,384	—	—	15,384
Balance at March 31, 2024	70,635	$706	1,339	$(75,000)	$756,443	$264,569	$(1,178)	$945,540
Net income	—	—	—	—	—	62,073	—	62,073
Other comprehensive loss	—	—	—	—	—	—	(32)	(32)
Stock option exercises and employee stock plan purchases	68	1	—	—	1,548	—	—	1,549
Vesting of restricted stock units	58	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(11)	—	—	—	(924)	—	—	(924)
Stock-based compensation	—	—	—	—	18,479	—	—	18,479
Balance at June 30, 2024	70,750	$708	1,339	$(75,000)	$775,545	$326,642	$(1,210)	$1,026,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$151,700	$193,139
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	26,857	30,264
Adjustment to the fair value of asset retirement obligation	(4,727)	—
Amortization of debt-related costs	2,230	2,145
Inventory adjustments	936	1,925
Stock-based compensation	43,519	33,863
Gain on disposal of assets	—	(6,254)
Unrealized loss (gain) on investment in equity securities	289	(38,167)
Charges incurred pursuant to acquired in-process research and development	5,413	66,000
Deferred taxes	(5,577)	(7,629)
Long-term income tax payable and other long-term liabilities	(3)	1,588
Other	3,263	4,682
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(28,651)	(88,028)
Inventory	(5,410)	(7,975)
Other current and noncurrent assets	(1,916)	2,813
Accounts payable	9,365	6,873
Accrued expenses and other current and noncurrent liabilities	(2,619)	16,719
Net cash provided by operating activities	194,669	211,958
Cash flows from investing activities:
Capital expenditures	(16,679)	(19,448)
Acquisition of in-process research and development	(5,413)	—
Proceeds from sale of assets	—	8,000
Acquisition of assets, net	—	(33,911)
Acquisition of Evergreen, net of cash acquired	(269,098)	—
Purchases of investment in equity securities	(5,000)	(78,256)
Acquisition of exclusive license option	—	(28,000)
Net cash used in investing activities	(296,190)	(151,615)
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(465)	(628)
Proceeds from stock option exercises	6,331	2,483
Proceeds from employee stock purchase plan	1,983	1,823
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(24,481)	(20,424)
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(116,632)	(16,746)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	929	(213)
Net (decrease) increase in cash, cash equivalents and restricted cash	(217,224)	43,384
Cash, cash equivalents and restricted cash, beginning of period	914,486	715,285
Cash, cash equivalents and restricted cash, end of period	$697,262	$758,669

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$695,572	$757,018
Restricted cash included in other long-term assets	1,690	1,651
Cash, cash equivalents and restricted cash at end of period	$697,262	$758,669

	Six Months Ended June 30,
	2025	2024
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$6,834	$7,937
Contingent consideration liabilities related to the acquisition of Evergreen	$43,042	$—
Lease liability settled through transfer of lease	$—	$376
Modification of lease agreement	$5,789	$—
Right-of-use asset obtained in exchange for finance lease obligation	$150	$—
Excise tax payable on net common stock repurchases	$245	$—
Acquisition of in-process research and development included in liabilities	$—	$37,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Lantheus Alpha” and “Meilleur” refer to Aphelion LLC, Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Progenics,” and “Evergreen,” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Progenics Pharmaceuticals, Inc. and Evergreen Theragnostics, Inc., respectively, each a wholly-owned subsidiary of Lantheus Medical, and references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any future period.

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

2. Summary of Significant Accounting Policies

Assets Held for Sale

The Company classifies an asset as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year and the asset is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its (i) carrying amount or (ii) fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell each reporting period that the asset remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. For the Company, the requirements under ASU 2024-04 will be effective for its Form 10-Q for the first quarter of 2026. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial results and related disclosures.

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

3. Revenue from Contracts with Customers

The following table summarizes revenue by source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Major Products /Service Lines
Product revenue, net(1)	$374,547	$392,756	$741,465	$762,069
License and royalty revenues	3,498	1,335	9,344	1,997
Total revenues	$378,045	$394,091	$750,809	$764,066

(1)
The Company’s product revenue includes PYLARIFY and DEFINITY among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.

The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and historically included AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use the Company’s investigational products, such as MK-6240 and NAV-4694, in clinical trials as research tools, royalties and other milestone payments received from the Company’s strategic partners that have commercialized products pursuant to license arrangements with the Company, as well as contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen.

Revenue by product category on a net basis is as follows:

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
PYLARIFY	$250,642	$273,255	$508,296	$532,125
Other radiopharmaceutical oncology	—	—	—	384
Total radiopharmaceutical oncology	250,642	273,255	508,296	532,509
DEFINITY	83,939	78,100	163,150	154,664
TechneLite	24,982	28,186	44,693	49,900
Other precision diagnostics	6,892	5,825	12,333	11,757
Total precision diagnostics	115,813	112,111	220,176	216,321
Strategic partnerships and other revenue	11,590	8,725	22,337	15,236
Total revenues	$378,045	$394,091	$750,809	$764,066

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
•
Level 3 — Unobservable inputs that reflect the Company’s estimates about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan liabilities, contingent consideration liabilities and equity investments.

The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$533,320	$533,320	$—	$—
Investment securities	44,235	44,235	—	—
Total assets	$577,555	$577,555	$—	$—
Liabilities:
Deferred compensation plan liabilities	$777	$777	$—	$—
Contingent consideration liabilities	43,042	—	—	43,042
Total liabilities	$43,819	$777	$—	$43,042

		December 31, 2024
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$682,209	$682,209	$—	$—
Investment securities	39,489	39,489	—	—
Total assets	$721,698	$721,698	$—	$—

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are currently invested in corporate-owned life insurance ("COLI") at June 30, 2025. There were no assets or liabilities balances in the LDCP at December 31, 2024. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s condensed consolidated balance sheets. See Note 18, “Benefit Plans” for more information on the LDCP.

Perspective Therapeutics Inc. Equity Securities

At June 30, 2025, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on its closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of June 30, 2025 was approximately $40.2 million based on a closing market price of $3.44 per share on June 30, 2025, resulting in an unrealized gain of $15.3 million and $2.9 million for the three and six months ended June 30, 2025. See Note 19, “Acquisitions” for further discussion of the Perspective transaction.

Radiopharm Theranostics Limited Equity Securities

The Company held 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) as of December 31, 2024. In January 2025, the Company purchased via private placement, an additional 133,333,333 Radiopharm Shares for $5.0 million. At June 30, 2025, the Company held 282,958,513 Radiopharm Shares. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on the closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of June 30, 2025 was approximately $4.1 million based on the converted closing market price of approximately $0.01 per share on June 30, 2025, resulting in an unrealized loss on equity securities of $0.8 million and $3.3 million for the three and six months ended June 30, 2025. See Note 19, “Acquisitions” for further discussion of the Radiopharm transaction.

Contingent Consideration

Progenics

The Company assumed contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013 (“2013 Acquisition”). These contingent consideration liabilities include potential payments of up to $70.0 million if the Company attains certain net

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. The Company estimated that the probability of successfully meeting the sales targets and commercialization milestones described above was zero. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $0 at June 30, 2025 and December 31, 2024.

Evergreen Theragnostics, Inc.

Pursuant to the terms of the Agreement and Plan of Merger (the "Evergreen Merger Agreement") with Evergreen and Shareholder Representative Services LLC governing the Company's acquisition of Evergreen in April 2025 (see Note 19, "Acquisitions"), the Company is required to make certain remaining payments of up to $727.5 million in cash upon the achievement of specified milestones in connection with the development and commercialization of certain milestone products, as defined in the Evergreen Merger Agreement, and Octevy (also referred to as LNTH-2501), a registrational-stage positron emission tomography ("PET") diagnostic imaging agent targeting neuroendocrine tumors. The Company records these possible payments as contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the contingent consideration liabilities associated with the sales milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the contingent consideration liability associated with the development and commercialization milestones using a probability-weighted discounted cash flow (“DCF”) approach.

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $43.0 million at June 30, 2025.

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in thousands, except percent data):

	Fair Value at
Contingent Consideration Liability	June 30, 2025	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Development and commercialization milestones	39,888	Discounted cash flow	Payment discount rate	7.8% - 12.1%	7.9%
			Probability of payment	0% - 100%	23.4%
			Range of expected payment dates	2026 - 2037	N/A
Sales milestone	3,154	Scenario analysis	Revenue volatility	37.5%	37.5%
			Revenue discount rate	9.1% - 9.4%	N/A
			Payment discount rate	7.9% - 9.2%	N/A
Total contingent consideration liabilities	$43,042

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income tax expense	$25,762	$22,301	$49,346	$62,503
Effective tax rate	24.6%	26.4%	24.5%	24.4%

The decrease in the effective income tax rate for the three months ended June 30, 2025 is primarily due to the change in the valuation allowance related to the fluctuation in value of the Company's investment in equity securities balance, partially offset by the increase in non-deductible stock compensation. There was no material change in the effective tax rate for the six months ended June 30, 2025, when compared to the same period of 2024.

6. Inventory

Inventory, net of related reserves, consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials	$26,446	$29,080
Work in process	13,663	15,870
Finished goods	22,048	23,075
Total inventory, net(1)	$62,157	$68,025

(1)
As of June 30, 2025, amounts totaling $3.4 million, $1.8 million and $5.2 million were reclassified to assets held for sale, from raw materials, work in process and finished goods, respectively, as a result of the pending sale of the Company’s single-photon emission computerized tomography (“SPECT”) business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Land	$3,020	$9,480
Buildings	50,114	85,523
Machinery, equipment and fixtures	86,509	114,357
Computer software	52,375	48,702
Construction in progress	31,164	27,498
Total gross property, plant and equipment	223,182	285,560
Less - accumulated depreciation and amortization	(65,456)	(108,762)
Total property, plant and equipment, net	$157,726	$176,798

(1)
As of June 30, 2025, amounts totaling $6.5 million in land, $46.2 million in buildings, $37.9 million in machinery, equipment and fixtures, $0.4 million in computer software, $5.7 million in construction in progress and $53.2 million in accumulated depreciation and amortization were reclassified to assets held for sale as a result of the pending sale of the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

Depreciation and amortization expense related to property, plant and equipment, net, was $5.1 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively, and $10.6 million and $10.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

See Note 19, “Acquisitions” for further discussion of the Perspective transaction.

8. Assets and Liabilities Held for Sale

SPECT Business

On May 1, 2025, the Company entered into a definitive agreement to sell its single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC ("SHINE"), a wholly-owned subsidiary of Illuminated Holdings, Inc. Under the terms of the agreement, SHINE will acquire the assets and liabilities associated with the Company’s SPECT business, including its diagnostics agents (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite) and the portion of the North Billerica, Massachusetts campus that manufactures the Company’s SPECT products and SPECT-related Canadian operations. The transaction is subject to customary closing conditions and is expected to be completed around the end of the calendar year.

As of June 30, 2025, assets and liabilities associated with the Company’s SPECT business have been presented in the Company’s condensed consolidated balance sheets as assets and liabilities held for sale as it was determined that these assets and liabilities met the criteria of held-for-sale under ASC 360, “Impairment or disposal of long-lived assets,” and will continue to be classified as such until the transaction is completed. The Company determined that the fair value less costs to sell exceeded the carrying value of the assets and liabilities associated with the SPECT business, and therefore no indicator of impairment was present with respect to these assets during the three and six months ended June 30, 2025. The Company does not believe the sale represents a strategic shift having a major effect on the Company's consolidated financial results and therefore does not meet the criteria for classification as discontinued operations.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the carrying amounts of assets and liabilities held for sale related to the SPECT transaction:

June 30,
(in thousands)	2025
Assets:
Accounts receivable, net	$16,386
Inventory	10,368
Other current assets	1,842
Property, plant and equipment, net	43,451
Intangible assets, net	827
Goodwill	541
Total assets held-for-sale	$73,415

Liabilities:
Accounts payable	7,448
Accrued expenses and other liabilities	3,670
Asset retirement obligation	18,727
Total liabilities held-for-sale	$29,845

9. Accrued Expenses, Other Liabilities and Other Long-Term Liabilities

Accrued expenses, other liabilities and other long-term liabilities are comprised of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Compensation and benefits	$29,677	$48,263
Freight, distribution and operations	72,660	85,966
Accrued rebates, discounts and chargebacks	51,733	25,248
Accrued professional fees	34,124	20,308
Accrued research and development expenses	9,142	13,219
Income taxes payable	1,465	1,591
Other	9,799	10,397
Total accrued expenses and other liabilities	$208,600	$204,992

Operating lease liabilities	$47,851	$53,185
Long-term contingent consideration liabilities (Note 4)	43,042	—
Other long-term liabilities	11,286	9,995
Total other long-term liabilities	$102,179	$63,180

10. Asset Retirement Obligations

The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation (“ARO”). The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of June 30, 2025, the ARO is measured at the present value of the ARO expected to be incurred and is approximately $20.4 million.

The following table provides a summary of the changes in the Company’s carrying value of its ARO:

(in thousands)	Amount
Balance at January 1, 2025	$23,344
Revision of estimated decommissioning costs	(4,727)
Reclassification to liabilities held-for-sale(1)	(18,727)
Accretion expense	246
Balance at June 30, 2025	$136

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
Amount reclassified to liabilities held for sale as a result of the pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

In the first quarter of 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs by $4.7 million. This reduction was primarily the result of changes in the technology and processes used for the remediation activities from those contemplated in the estimate previously provided in 2022. The Company recorded the $4.7 million reduction to the ARO in other income on its condensed consolidated statements of operations for the six months ended June 30, 2025.

The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund any decommissioning of its North Billerica, Massachusetts production facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.

11. Goodwill and Intangibles, Net

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2025:

(in thousands)	Amount
Balance at January 1, 2025	$61,189
Acquisition of Evergreen	116,221
Reclassification to assets held for sale(1)	(541)
Balance at June 30, 2025	$176,869

(1)
Amounts reclassified to assets held for sale as a result of the pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale”, for more information.

Intangibles, net, consisted of the following:

	June 30, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	15 - 25	Straight-line	$13,540	$(12,436)	$1,104
Customer relationships	5	Accelerated	102,961	(86,788)	16,173
Currently marketed products	9 - 15	Straight-line	132,800	(60,411)	72,389
Licenses	11 - 16	Straight-line	22,233	(13,685)	8,548
Developed technology	7 - 9	Straight-line	55,982	(9,250)	46,732
Total amortizable intangibles			327,516	(182,570)	144,946
Non-amortizable:
In-process research and development	Indefinite		215,000	—	215,000
Total intangibles, net			$542,516	$(182,570)	$359,946

	December 31, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-line	$13,540	$(12,363)	$1,177
Customer relationships	15 - 25	Accelerated	157,742	(136,647)	21,095
Currently marketed products	9 -15	Straight-line	132,800	(53,033)	79,767
Licenses	11 - 16	Straight-line	22,233	(13,203)	9,030
Developed technology	7 - 9	Straight-line	55,982	(5,290)	50,692
Total intangibles, net			$382,297	$(220,536)	$161,761

The Company recorded amortization expense for its intangible assets of $8.0 million and $10.2 million for the three months ended June 30, 2025 and 2024, respectively and $16.0 million and $20.1 million for the six months ended June 30, 2025 and 2024, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch Health Companies, Inc.; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million, if worldwide net sales of RELISTOR in 2025 exceed specified thresholds. No sales-based milestone payment was earned in the three and six months ended June 30, 2025.

In the first quarter of 2024, the Company discontinued the production and promotion of AZEDRA and no AZEDRA was manufactured after March 1, 2024, when the Company transferred the tangible assets and associated lease of its Somerset Facility to Perspective. See Note 7, “Property, Plant and Equipment, Net” for impairment analysis.

In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. In August 2024, upon successful completion of a technology transfer, the Company paid $10.0 million to the Meilleur Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s developed technology intangible assets. See Note 19, “Acquisitions” for further discussion of the Meilleur acquisition.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2025	$15,941
2026	32,606
2027	27,095
2028	23,789
2029	23,645
2030 and thereafter	21,870
Total	$144,946

12. Long-Term Debt, and Other Borrowings, Net of Current Portion

The carrying value of the Company’s long-term debt and other borrowings, net of current portion is comprised of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Principal amount 2.625% Convertible Senior Notes due 2027	$574,996	$575,000
Unamortized debt issuance costs	(8,611)	(10,392)
Finance lease liabilities	1,258	1,645
Total	567,643	566,253
Less: current portion of long-term debt and other borrowings	(796)	(974)
Total long-term debt and other borrowings, net of current portion	$566,847	$565,279

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

The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.25% to 2.00% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.25% to 1.00%, in either case, based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

0.15% to 0.30% per annum based on the Company’s total net leverage ratio. Interest associated with the unused commitment is recorded to accrued expenses and other liabilities on the condensed consolidated balance sheets and paid out on a quarterly basis.

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of June 30, 2025, there were no outstanding borrowings under the 2022 Revolving Facility.

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

Upon an event of default, the Administrative Agent, as defined in the 2022 Revolving Facility, will have the right to declare the loans and other obligations outstanding under the 2022 Revolving Facility immediately due and payable and all commitments immediately terminated.

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

The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of the Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

portion of the Notes, at its option, on or after December 22, 2025 if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes (currently $103.75 per share) for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the quarter (the “Stock Price Conversion Threshold”). The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Company evaluated the Notes upon completion of the sale and concluded on the following features:

•
Conversion Feature: The Company determined that the conversion feature qualifies for the classification of equity. As a result, the conversion feature should not be bifurcated as a derivative instrument and the Notes were accounted for as a single liability.
•
Redemption Features: The redemption features were reviewed within the Notes and the Company determined that the redemption features are closely related to the Notes and as such should not be separately accounted for as a bifurcated derivative instrument.
•
Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day the Company failure to file has occurred or the Notes are not otherwise freely tradable. Further, if the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day until the restrictive legend has been removed from the Notes, the Notes are assigned an unrestricted CUSIP and the Notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.

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

During the second quarter of 2025, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold, so the Notes are not convertible at the option of the holders of the Notes during the third quarter of 2025. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470, “Debt,” the Company classified the carrying value of the Notes as long-term debt, net and other borrowings on the Company’s condensed consolidated balance sheets as of June 30, 2025.

As of June 30, 2025, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $8.6 million, and the fair value of the liability was $731.0 million. The Company recorded interest expense of $3.8 million and $7.5 million related to the Notes for the three and six months ended June 30, 2025, respectively.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax for the six months ended June 30, 2025 and 2024 consisted of the following:

(in thousands)	Foreign Currency Translation(1)	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(1,615)	$(1,615)
Other comprehensive loss before reclassifications	133	133
Balance at June 30, 2025	$(1,482)	$(1,482)

Balance at January 1, 2024	$(1,037)	$(1,037)
Other comprehensive loss before reclassifications	(173)	(173)
Balance at June 30, 2024	$(1,210)	$(1,210)
(1)
For purposes of comprehensive loss disclosures, the Company does not record income tax expense or benefit for the net changes in the foreign currency translation adjustments.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Stockholders' Equity and Stock-Based Compensation

In November 2024, the Board of Directors (“Board”) authorized a program to repurchase up to $250 million of the Company's common stock during the twelve months following the authorization (the “2024 Program”). During the three months ended June 30, 2025, the Company repurchased 1.3 million shares for approximately $100.0 million. As of June 30, 2025, the Company had repurchased a total of approximately 2.4 million shares under the 2024 Program for approximately $200.0 million.

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold	$2,961	$2,870	$6,236	$5,502
Sales and marketing	4,512	3,076	8,043	5,868
General and administrative	11,814	9,768	23,184	17,531
Research and development	3,034	2,765	6,056	4,962
Total stock-based compensation expense	$22,321	$18,479	$43,519	$33,863

15. Net Income Per Common Share

A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$78,755	$62,073	$151,700	$193,139

Basic weighted-average common shares outstanding	68,516	69,356	68,591	69,056
Effect of dilutive stock options	215	256	243	246
Effect of dilutive restricted stock	924	989	1,203	1,062
Effect of convertible notes	657	—	859	—
Diluted weighted-average common shares outstanding	70,312	70,601	70,896	70,364

Net income per common share:
Basic	$1.15	$0.89	$2.21	$2.80
Diluted	$1.12	$0.88	$2.14	$2.74

Antidilutive securities excluded from diluted net income per common share	1,287	845	1,272	1,219

Impact of the Convertible Notes

The Company considered whether the Notes are participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the three and six months ended June 30, 2025 and 2024, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option has a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 12, “Long-Term Debt, Net, and Other Borrowings” for further discussion on the Notes.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16. Other Income

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Foreign currency loss	$342	$455	$420	$238
Interest income	(7,213)	(8,924)	(16,695)	(17,472)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	—	—	(4,727)	—
Other	(24)	(575)	(21)	(598)
Total other income, net	$(6,895)	$(9,044)	$(21,023)	$(17,832)

(1)
See Note 10, “Asset Retirement Obligations,” for more information.

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

As of June 30, 2025, the Company did not have any material ongoing litigation to which the Company was a party.

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

Royalties

In 2023, the Company acquired Cerveau. Under the terms of the purchase agreement, in addition to payments already made, the Company could pay up to $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The former stockholders of Cerveau (the “Cerveau Stockholders”) are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Finally, the Company will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of June 30, 2025, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows. Accordingly, the Company has not recorded a liability related to these contingent payments.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Benefit Plans

Nonqualified Deferred Compensation Plan

In October 2024, the Company adopted the LDCP to provide key, highly-compensated employees and non-employee directors an additional opportunity for personal financial planning by allowing an option to defer a portion of their base salary and variable compensation each year. Under the LDCP, which is an elective nonqualified deferred compensation plan, employee participants are eligible to defer up to 80% of base salary and up to 80% of any bonus award beginning in 2025. For 2024, employee participants were not eligible to defer any base salary and could only defer up to 25% of their 2024 bonus award. Non-employee directors that are participants of the LDCP are eligible to defer up to 100% of their Board fees. Additionally, Company matching or employer contributions may be credited to the plan, although no such matching or employer contributions were made for 2024. Any matching or employer contributions cliff vest after the earlier of (i) five years, (ii) the participant reaching age 55, (iii) death, or (iv) disability. All amounts deferred or credited to a participant’s account (the “Deferred Amounts”) are held in a separate trust which was established by the Company to administer the LDCP. The LDCP assets held in trust by the Company to offset its obligation, which currently consist of COLI and could include mutual funds in future periods, are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes, or a Rabbi Trust (the “Trust”). Amounts deferred (and earnings on those amounts) are generally distributed following termination of employment unless the participant has elected an earlier distribution date, which may be no earlier than January 1st of the second year following the year of deferral. Vested Company matching or employer contributions (and earnings on those amounts) are generally distributed following termination of employment. Participants can elect to receive distributions in a lump sum, in annual installments over a period of not more than ten years for a qualifying distribution event (as defined in the LDCP), or in annual installments over a period of not more than five years if distributions are made prior to termination of employment.

As of June 30, 2025, assets and liabilities held by the Trust were $0.8 million and $0.8 million, respectively, and were included in other long-term assets, accrued expenses and other liabilities, and other long-term liabilities, in the Company’s consolidated balance sheets. There were no assets and liabilities held by the Trust as of December 31, 2024. Changes in the value of the LDCP assets and liabilities are charged to investment in equity securities - unrealized (gain) loss and to general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations and were de minimis for the three and six months ended June 30, 2025.

19. Acquisitions

Acquisition of Businesses

Evergreen Theragnostics, Inc.

On April 1, 2025 (the “Closing Date”), the Company acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Evergreen Merger Agreement. Evergreen is a clinical-stage radiopharmaceutical company engaged in CDMO services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Merger, the Company remitted an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Merger, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per terms of the merger agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The Company may make additional potential remaining milestone payments of up to $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation for sales milestones and a probability-weighted DCF approach for development and commercialization milestones. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s condensed consolidated balance sheets at June 30, 2025.

The acquisition date fair value of the consideration transferred in the acquisition consisted of the following (in thousands):

Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Evergreen Merger was accounted for as an acquisition of a business under ASC 805, “Business Combinations,” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair value as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s consolidated statements of operations.

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of June 30, 2025, the purchase accounting for the Evergreen Merger has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$8,065
Accounts receivable, other(1)	2,758
Prepaid expenses and other current assets	459
Property, plant and equipment	16,711
Intangibles(2)	215,000
Deferred tax assets	18,112
Other long-term assets	1,424
Total identifiable assets acquired	262,529
Liabilities assumed:
Accounts payable	(1,964)
Accrued expenses and other liabilities	(754)
Deferred tax liabilities	(55,718)
Other long-term liabilities	(848)
Total liabilities assumed	(59,284)
Net assets acquired	$203,245
Purchase consideration	$319,466
Goodwill(3)	$116,221

(1)
The value approximates the gross contractual amount of accounts receivables. The contractual amount not expected to be collected is immaterial.
(2)
Intangible assets acquired consisted of in-process research and development (“IPR&D”). The estimated fair values of the IPR&D assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 11.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Evergreen’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $116.2 million recognized in connection with the Evergreen Merger is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $14.7 million and $17.2 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three and six months ended June 30, 2025, respectively. These costs are recorded in operating expenses in the condensed consolidated statements of operations.

The results of operations attributable to the Evergreen Merger for the three and six months ended June 30, 2025 were not material. Pro forma information has not been included as this acquisition did not have a material impact on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Acquisition of Assets

Strategic Agreements with Perspective Therapeutics, Inc.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 8, 2024, the Company entered into an agreement with Perspective to participate in Perspective’s next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company purchased an additional 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company holds less than 20% of the outstanding Perspective Shares and therefore does not have the ability to exercise significant influence over the operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Perspective Shares.

Also effective January 8, 2024, the Company obtained certain options and rights from Perspective for an aggregate upfront payment of $28.0 million in cash. The options and rights received from Perspective that remain open are as follows:

•
An exclusive option from Perspective to negotiate for an exclusive license under the rights of Perspective and its affiliates to Perspective’s Pb212-VMT-α-NET, a clinical stage alpha therapy developed for the treatment of neuroendocrine tumors, to develop, manufacture, commercialize and otherwise exploit the VMT-α-NET Product.
•
A right to co-fund the investigational new drug application (“IND”) enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.

None of these options and rights have been exercised as of June 30, 2025.

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

Exclusive License for Radiopharm Theranostics Limited

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the third quarter of 2024, the Company purchased 149,625,180 Radiopharm Shares at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, the Company purchased an additional 133,333,333 Radiopharm Shares at the fair market offering price of approximately $0.04 per share, for $5.0 million in the aggregate. At June 30, 2025, the Company held 282,958,513 Radiopharm Shares, which represents approximately 12.0% of Radiopharm Shares outstanding. Since the Company holds less than 20% of the outstanding Radiopharm Shares, it does not have the ability to exercise significant influence over the operating and financial policies of Radiopharm. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Radiopharm.

Acquisition of NAV-4694

On June 18, 2024, the Company acquired Meilleur, including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. The Company determined that upon review of the Meilleur acquisition, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.

The Company made an upfront payment of approximately $32.9 million to the Meilleur Stockholders on June 18, 2024, and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. The Company could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694 and $4.0 million in remaining research milestones upon achievement of specified clinical studies at academic institutions. Additionally, in May 2025, the Company paid AstraZeneca AB (“AstraZeneca”) a $10.0 million one-time, non-refundable upfront payment to reduce the future commercial royalty obligations owed to AstraZeneca, pursuant to a NAV-4694 license agreement between AstraZeneca and Meilleur.

Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Additionally, the Company could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and commercial sales.

RM2 Asset Purchase

On July 3, 2024, the Company acquired from Life Molecular Imaging, Inc. ("Life Molecular") the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”). In addition, in March 2025, the Company paid a $5.4 million milestone payment related to regulatory activities. The Company could pay up to an additional €77.5 million in regulatory milestone payments upon achievement of clinical trial thresholds and approvals in different regions, plus royalties. On July 21, 2025, the Company acquired Life Molecular pursuant to a Sale and Purchase Agreement, dated as of January 12, 2025, with Life Medical Group Limited (the “Seller”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement”). In connection with the completion of this acquisition, the Company entered into a Deed of Amendment and Restatement (the “Amendment”) to the Sale and Purchase Agreement, pursuant to which, among other things, the parties agreed to deliver the consideration for the RM2 Asset Purchase to the Seller, rather than to Life Molecular (which was the original party to the agreement pursuant to which the Company purchased the RM2 license). The Company could pay the Seller up to €280.0 million in sales milestone payments upon the achievement of specified annual commercial sales threshold of RM2 in the event the Company pursues commercialization.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $5.4 million for the six months ended June 30, 2025 and $36.0 million for the three and six months ended June 30, 2024 were recognized in R&D expenses in the Company's condensed consolidated statements of operations related to the RM2 Asset Purchase. No such expenses were incurred in the three months ended June 30, 2025. Global rights are exclusive for therapeutic fields in all countries and diagnostic fields in the Americas and co-exclusive with Life Molecular for diagnostic fields outside of the Americas.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Program third-party research and development expenses	$8,938	$6,472	$17,367	$9,803
Other research and development expenses(1)	36,551	54,129	64,436	98,822
Total research and development expenses	$45,489	$60,601	$81,803	$108,625

(1)
Other R&D expenses consist of all other R&D costs incurred for the benefit of multiple R&D programs, including legal, employee costs, depreciation, information technology, other facility-bases expenses and other third-party costs.

21. Subsequent Events

Tax Reform

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA provides for significant U.S. tax law changes, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the OBBBA’s impact on its consolidated financial statements.

Acquisition of Life Molecular Imaging Ltd.

On July 21, 2025, the Company acquired Life Molecular Imaging, Inc. ("Life Molecular") for an upfront payment of $350.0 million in cash and up to an additional $400.0 million in potential earn-out and milestone payments. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The acquisition includes Neuraceq, an approved Alzheimer’s disease radiodiagnostic.

Share Repurchase Program

On July 31, 2025, the Board authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the 2024 Program, including the remaining unused amounts under the 2024 Program, and authorizes the Company to purchase shares of its common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of the Company’s management. The 2025 Program does not obligate the Company to acquire any particular amount of its common stock, and the Company may suspend or discontinue the 2025 Program at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential or pending acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses from such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY and DEFINITY, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (iii) the availability of raw materials, key components, and equipment, either used in the production of our products and product candidates, or in the use by healthcare professionals (“HCPs”) of our products and product candidates, including, but not limited to positron emission tomography (“PET”) scanners for PYLARIFY, MK-6240 and NAV-4694; (iv) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products, including the timing for any potential regulatory submissions for these investigational assets; (v) our ability to successfully integrate acquisitions, including of Life Molecular Imaging Ltd. (“Life Molecular”) and Evergreen Theragnostics, Inc. (“Evergreen”), including the potential for unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vi) our ability to obtain U.S. Food and Drug Administration ("FDA") approval for our new formulation of our F-18 PSMA PET imaging agent, to complete the technology transfer across our PMF network for such new formulation, and to obtain adequate coding, coverage and payment, including transitional pass-through payment status (“TPT Status”), for such new formulation; (vii) our ability to complete the sale of our single-photon emission computerized tomography ("SPECT") business to SHINE Technologies, LLC ("SHINE"), a wholly-owned subsidiary of Illuminated Holdings, Inc. on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and satisfaction of other closing conditions to consummate the transaction, unforeseen expenses related to the divestiture, and failure to realize the expected benefits of the transaction; (viii) our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 DOTATOC, which may be used in conjunction with a PET scan to stage and localize gastroenteropancreatic neuroendocrine tumors in adults and children, and approval for PNT2003, and to be successful in the patent litigation associated with PNT2003; (ix) the cost, efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; and (x) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products.

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

Overview

Our Business

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our leading Radiopharmaceutical Oncology products help HCPs Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases, with a focus in cardiology. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. We are headquartered in Massachusetts with offices in New Jersey, Canada, Germany, Switzerland and Sweden.

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

Recent Developments

We continue to execute on our strategy to evolve into a fully integrated radiopharmaceutical company, supported by our increasingly diversified portfolio and our targeted initiatives to expand our pipeline, commercial, development and manufacturing capabilities. Over the past year, we announced multiple strategic transactions, which furthered our goal to focus on new markets and expand and diversify our capabilities and development pipeline with complementary assets.

Share Repurchase Program

On July 31, 2025, our Board of Directors (the “Board”) authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized by the Board in November 2024 to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”), including the remaining unused amounts under the 2024 Program, and authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of its common stock, and we may suspend or discontinue the 2025 Program at any time.

Acceptance of NDA for PSMA PET Imaging Agent

On August 6, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for a new formulation of our F-18 PSMA PET imaging agent, filed by our affiliate Aphelion LLC (“Aphelion”), and that the FDA set an action date goal of March 6, 2026 under the Prescription Drug User Fee Act (“PDUFA”). The new formulation was designed to optimize the manufacturing process and increase the batch size of our F-18 PSMA PET imaging agent by approximately 50%. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) for the new formulation, including obtaining three years of TPT Status.

Acquisition of Life Molecular Imaging

On July 21, 2025, we acquired Life Molecular for an upfront payment of $350.0 million in cash and up to an additional $400.0 million in potential earn-out and milestone payments, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited and Life Healthcare Group Holdings Limited. Life Molecular is based in Berlin, Germany and is dedicated to advancing novel PET radiopharmaceutical diagnostics. The acquisition includes Neuraceq, an approved Alzheimer's disease diagnostic.

Previously, on July 3, 2024,we acquired from Life Molecular the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”). In addition, in March 2025, the Company paid a $5.4 million milestone payment related to regulatory activities. On July 21, 2025, we acquired Life Molecular pursuant to a Sale and Purchase Agreement, dated as of January 12, 2025, with Life Medical Group Limited (the “Seller”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement”). In connection with the completion of this acquisition, we entered into a Deed of Amendment and Restatement (the “Amendment”) to the Sale and Purchase Agreement, pursuant to which, among other things, the parties agreed to deliver the consideration for the RM2 Asset Purchase to the Seller, rather than to Life Molecular (which was the original party to the agreement pursuant to which the Company purchased the RM2 license). We may be required to pay the Seller additional milestone payments and royalties in connection with the RM2 Asset Purchase. GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to submit investigational new drug applications in support of a Phase 1b/2 clinical trial with the LNTH-2401/LNTH-2402 theranostic pair in prostate cancer patients in the fourth quarter of 2025.

For more information on the acquisition of the global rights to RM2, see Note 19, “Acquisitions” in our condensed consolidated financial statements herein.

Acquisition of Evergreen Theragnostics

On April 1, 2025 (the “Closing Date”), we acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Merger, we remitted an upfront payment of $276.4 million in cash. We may make additional potential milestone payments of up to $727.5 million in cash, which may be adjusted pursuant to the Evergreen Merger Agreement, as described therein.

For more information, see Note 19, “Acquisitions” in our condensed consolidated financial statements herein.

Sale of SPECT business

On May 1, 2025, we entered into a definitive agreement to sell our SPECT business to SHINE, a wholly-owned subsidiary of Illuminated Holdings, Inc. Under the terms of the agreement, SHINE will acquire the assets and liabilities associated with our SPECT business, including its diagnostic agents (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactures our SPECT products and the SPECT-related Canadian operations. The transaction allows us to focus on growing our commercial portfolio of innovative PET radiodiagnostics and microbubbles, while advancing our pipeline of radiopharmaceuticals. The transaction is subject to customary closing conditions and is expected to be completed around the end of the calendar year.

Acquisition of NAV-4694

On June 18, 2024, we acquired Meilleur Technologies Inc. (“Meilleur”), including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory and commercial milestones related to NAV-4694. We could also pay a double-digit royalty on research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. We expect to submit an NDA for NAV-4694 in 2026. In May 2025, we paid AstraZeneca AB (“AstraZeneca”), a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca, pursuant to a license agreement between AstraZeneca and Meilleur related to NAV-4694.

For more information, see Note 19, “Acquisitions” in our condensed consolidated financial statements herein.

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

During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, we purchased an additional 133,333,333 Radiopharm Shares at the fair market price of approximately $0.04, for an aggregate purchase price of approximately $5.0 million. At June 30, 2025, we held 282,958,513 Radiopharm Shares.

For more information, see Note 19, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements herein.

Strategic Agreements with Perspective Therapeutics, Inc.

On January 8, 2024, we entered into multiple strategic agreements with Perspective, a radiopharmaceutical company that is pursuing advanced treatment applications for cancers throughout the body. Under the agreements, we obtained an option to exclusively license Perspective’s Pb212-VMT-α-NET, a clinical stage alpha therapy in development for the treatment of neuroendocrine tumors, and an option to co-develop certain early-stage therapeutic candidates targeting prostate cancer using Perspective’s innovative platform technology for an aggregate upfront payment of $28.0 million in cash.

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

For more information, see Note 19, “Acquisitions” in our condensed consolidated financial statements herein.

MK-6240

In 2023, we acquired Cerveau, which holds the rights under a license agreement to develop and commercialize MK-6240, an investigational late-stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. Under the terms of the purchase agreement, the former stockholders of Cerveau are eligible to receive certain development and commercial milestone payments, in addition to the initial payments made in 2023. We will pay double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use MK-6240 in clinical trials and includes milestone and dose-related payments. In September 2023, MK-6240 was granted Fast Track designation by the FDA.

In 2024, we held a pre-NDA meeting with the FDA, and during the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies will support an NDA submission to the FDA expected to be filed in the third quarter of 2025, but we can provide no assurance that we will meet that expected timeline, that our NDA will be accepted by the FDA, that MK-6240 will be approved by the FDA or, if approved, that we will be successful in commercialization.

For more information, see Note 17, “Commitments and Contingencies” in our condensed consolidated financial statements included herein.

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

PYLARIFY Revenue

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

The successful growth of PYLARIFY is dependent on our ability to maintain PYLARIFY as the most utilized PSMA PET imaging agent in an increasingly competitive space. PYLARIFY’s competition includes three gallium-68-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. We will continue to make investments necessary to drive PYLARIFY awareness and adoption.

Growth and revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and changes to Medicare fee-for-service (“FFS”) hospital outpatient payment. Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from CMS in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography (“CT”) procedure in that setting. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognized the value and need for broad access to diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”) for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Effective January 1, 2025, CMS began maintaining separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for the approximately 20% of traditional Medicare FFS patients in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In July 2025, CMS released the proposed rule for its calendar year 2026 Medicare Hospital Outpatient

Prospective Payment System (the “CMS 2026 Proposed OPPS Rule”). In the CMS 2026 Proposed OPPS Rule, CMS stated that it continues to believe Average Sales Price (“ASP”) data from manufacturers generally is insufficient for payment and that it is seeking comments on how CMS can ensure more consistent, validated, and universal reporting. We have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals.

Our plan to successfully grow PYLARIFY includes conveying its commercial and clinical value, negotiating and realizing the benefits from strategic contracts with customers in the U.S., expanding PYLARIFY’s use in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S. Internationally, we previously licensed exclusive rights to Curium Pharma ("Curium") to develop and commercialize piflufolastat F-18 in Europe, where it is being commercialized in the European Union under the brand name PYLCLARI. We have entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Form 10-K for the year ended December 31, 2024.

DEFINITY Revenue

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

As we continue to grow our microbubble platform, our activities include:

•
Expansion of Label – In March 2024, we received FDA approval for our supplemental NDA for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY.
•
Patents – We continue to actively pursue additional patents in connection with DEFINITY, both in the U.S. and internationally. In the U.S. for DEFINITY, we have Orange Book-listed method-of-use patents, as well as additional manufacturing patents that are not Orange Book-listed.

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

Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, Biomarker Solutions and contract development and manufacturing organization (“CDMO”) services and is focused on enabling precision medicine with biomarkers, digital solutions and CDMO services.

•
Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, which includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. For example, we licensed the commercialization rights for piflufolastat F-18 in Europe to Curium, where it is now commercialized under the brand name PYLCLARI, and for flurpiridaz, which received FDA approval in 2024 under the brand name Flyrcado, to GE Healthcare Limited (“GE Healthcare”) for coronary artery disease diagnosis.
•
Digital Solutions – Our Digital Solutions are designed to enhance imaging value and the throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions. Our Digital Solutions include artificial intelligence medical device software, such as aPROMISE and Automated Bone Scan Index, both of which are FDA cleared and received a European Conformity Marking.
•
Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical companies to support their R&D of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression. MK-6240 is a widely utilized tau PET tracer in Alzheimer’s disease studies with over 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. NAV-4694 is also being used in academic and industry sponsored clinical trials.

•
CDMO – Through the Evergreen Merger, we acquired a Good Manufacturing Practices (“GMP”) certified radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.

Inventory Supply & Third Party Suppliers

We obtain a substantial portion of our imaging agents from third-party suppliers. Although we manufacture DEFINITY at our facility in North Billerica, Massachusetts, Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY and our sole source manufacturer of NEUROLITE, CARDIOLITE and evacuation vials, the latter being an ancillary component for our TechneLite generators. Our manufacturing and supply agreement with JHS (the “JHS MSA”) runs through December 31, 2027 and can be further extended by mutual agreement of the parties. The JHS MSA requires us to purchase from JHS specified percentages of our total requirements for DEFINITY, as well as specified quantities of NEUROLITE, CARDIOLITE and evacuation vial products, each year during the contract term. Either party can terminate the JHS MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party.

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

Research and Development Expenses

To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:

•
For PYLARIFY, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. We also continue to support investigator sponsored research with the potential to expand the clinical utility of PYLARIFY.
•
For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and, with respect to PNT2003, will potentially make additional payments as described below. We also filed an Abbreviated New Drug Application (“ANDA”) for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” in Part I, Item 1. “Business - Other Notable Transactions” of our Form 10-K for the year ended December 31, 2024.
•
For LNTH-2501, we acquired the rights to the investigational asset through our acquisition of Evergreen. We intend to submit an NDA for LNTH-2501 in 2025.
•
For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In 2024, we held a pre-NDA meeting with the FDA, and during the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies will support an NDA submission to the FDA expected to be filed in the third quarter of 2025.
•
For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million in June 2024 and an additional $10.0 million in August 2024 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. We intend to submit an NDA for NAV-4694 in 2026. In May 2025, we paid AstraZeneca a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca, pursuant to a license agreement between AstraZeneca and Meilleur related to NAV-4694.
•
For LNTH-1363S, in collaboration with Ratio Therapeutics LLC (previously NoriaTherapeutics Inc.), we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We initiated a Phase 1/2a study in patients in 2024.
•
For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, paid a $5.4 million milestone payment related to regulatory activities, and could potentially make additional milestone and royalty payments in the future. We plan to initiate a Phase 1/2a study in prostate cancer patients in 2025.
•
For LNTH-2403 and LNTH-2404, we acquired the rights to the preclinical assets and the underlying license agreements for $2.0 million and will potentially make additional milestone and royalty payments.

See Note 19, “Acquisitions” in our condensed consolidated financial statements herein for additional information on potential milestone and royalty payments related to the product candidates listed above.

Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates or lifecycle management opportunities will be successful.

PNT2002

Under the terms of the PNT2002 License Agreement, we paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $250.0 million. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to work closely with our partner, Eli Lilly and Company, to review the full dataset, we do not plan to pursue an NDA or further invest in this asset.

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

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percent data)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Revenues	$378,045	$394,091	$(16,046)	(4.1%)	$750,809	$764,066	$(13,257)	(1.7%)
Cost of goods sold	137,034	138,317	(1,283)	(0.9%)	272,098	266,446	5,652	2.1%
Gross profit	241,011	255,774	(14,763)	(5.8%)	478,711	497,620	(18,909)	(3.8%)
Operating expenses
Sales and marketing	41,041	45,035	(3,994)	(8.9%)	83,544	90,581	(7,037)	(7.8%)
General and administrative	66,515	47,409	19,106	40.3%	123,331	95,304	28,027	29.4%
Research and development	45,489	60,601	(15,112)	(24.9%)	81,803	108,625	(26,822)	(24.7%)
Total operating expenses	153,045	153,045	—	0.0%	288,678	294,510	(5,832)	(2.0%)
Gain on sale of assets	—	—	—	N/A	—	6,254	(6,254)	(100.0%)
Operating income	87,966	102,729	(14,763)	(14.4%)	190,033	209,364	(19,331)	(9.2%)
Interest expense	4,917	4,862	55	1.1%	9,721	9,721	—	0.0%
Investment in equity securities - unrealized (gain) loss	(14,573)	22,537	(37,110)	(164.7%)	289	(38,167)	38,456	(100.8%)
Other income	(6,895)	(9,044)	2,149	(23.8%)	(21,023)	(17,832)	(3,191)	17.9%
Income before income taxes	104,517	84,374	20,143	23.9%	201,046	255,642	(54,596)	(21.4%)
Income tax expense	25,762	22,301	3,461	15.5%	49,346	62,503	(13,157)	(21.1%)
Net income	$78,755	$62,073	$16,682	26.9%	$151,700	$193,139	$(41,439)	(21.5%)

Comparison of the Periods Ended June 30, 2025 and 2024

Revenues

We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and historically included AZEDRA. In the first quarter of 2024, we discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, TechneLite, and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our investigational products, such as MK-6240 and NAV-4694 in clinical trials as research tools. This category of revenues also includes royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us as well as CDMO revenue generated by Evergreen, which we acquired on April 1, 2025.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
PYLARIFY	$250,642	$273,255	$(22,613)	(8.3)%	$508,296	$532,125	$(23,829)	(4.5)%
Other radiopharmaceutical oncology	—	—	—	—%	—	384	(384)	(100.0)%
Total radiopharmaceutical oncology	250,642	273,255	(22,613)	(8.3)%	508,296	532,509	(24,213)	(4.5)%
DEFINITY	83,939	78,100	5,839	7.5%	163,150	154,664	8,486	5.5%
TechneLite	24,982	28,186	(3,204)	(11.4)%	44,693	49,900	(5,207)	(10.4)%
Other precision diagnostics	6,892	5,825	1,067	18.3%	12,333	11,757	576	4.9%
Total precision diagnostics	115,813	112,111	3,702	3.3%	220,176	216,321	3,855	1.8%
Strategic partnerships and other revenue	11,590	8,725	2,865	32.8%	22,337	15,236	7,101	46.6%
Total revenues	$378,045	$394,091	$(16,046)	(4.1)%	$750,809	$764,066	$(13,257)	(1.7)%

The decrease in revenues for the three and six months ended June 30, 2025, as compared to the same periods of 2024, were primarily driven by a decrease in net sales price of PYLARIFY and a decrease in sales volume of TechneLite. These decreases were partially offset by an increase in DEFINITY sales volumes and contract manufacturing service revenue generated by Evergreen.

In addition, for the six months ended June 30, 2025, the decreases were offset by revenue generated from sales for investigational use of NAV-4694, and milestone achievement for the first commercial sale of Flyrcado by GE Healthcare.

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

An analysis of the amount of, and change in, reserves for rebates and allowances is summarized as follows:

(in thousands)	Rebates and Allowances
Balance at January 1, 2025	$25,248
Provision related to current period revenues	68,992
Payments or credits made during the period	(42,507)
Balance at June 30, 2025	$51,733

Gross Profit

The decrease in gross profit for the three and six months ended June 30, 2025, as compared to the prior year periods, is primarily due to the decrease in PYLARIFY net sales price, partially offset by an increase in PYLARIFY sales volume and an increase in DEFINITY sales volume. In addition, for the three months ended June 30, 2025, the decrease in gross profit was partially offset by a reduction in vendor costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses decreased $4.0 million and $7.0 million for the three and six months ended June 30, 2025, as compared to the prior year periods. This was primarily the result of an overall reduction in employee-related costs, as well a decrease in third party vendor and other marketing spend. In addition, the decrease for the six months ended June 30, 2025 included a one-time investment in a brand campaign launch for PYLARIFY that took place during the three months ended March 31, 2024, as well as the cessation in 2025 of launch support related to PNT2002.

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

General and administrative expenses increased $19.1 million and $28.0 million for the three and six months ended June 30, 2025, respectively, as compared to prior year periods. This was primarily driven by the impact of the acquisition of Evergreen in April 2025, including nonrecurring post-combination expenses related to the settlement of unvested Evergreen stock awards, which resulted in higher stock-based compensation expense and professional fees. In addition, with the increase in headcount from the acquisition, we incurred higher employee-related costs in the three and six months ended June 30, 2025, as compared to the same prior year periods.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses decreased $15.1 million for the three months ended June 30, 2025, as compared to the same prior year period. This was primarily driven by an upfront option payment of $36.0 million in cash to Life Molecular to sublicense LNTH-2401 and LNTH-2402, as well as $2.0 million to Radiopharm to sublicense LNTH-2403 and LNTH-2404, in the second quarter of 2024. These decreases were partially offset by a payment to AstraZeneca of $10.0 million in May 2025 to reduce future royalty obligations for NAV-4694, expenses resulting from the acquisition of Evergreen in April 2025 and increases in project costs related to assets acquired in 2024, including LNTH-2401, LNTH-2402, LNTH-2403 and NAV-4694.

R&D expenses decreased $26.8 million for the six months ended June 30, 2025, as compared to the same period of 2024. This was primarily driven by the upfront payment of $36.0 million to Life Molecular to sublicense LNTH-2401 and LNTH-2402, an upfront option payment of $28.0 million to Perspective, as well as $2.0 million to Radiopharm to sublicense LNTH-2403 and LNTH-2404, in each case during the prior year period. These decreases were partially offset by a payment to AstraZeneca of $10.0 million to reduce future royalty obligations for NAV-4694, expenses related to the acquisition of Evergreen, increases in project costs related to assets acquired in 2024 including LNTH-2401, LNTH-2402, LNTH-2403, and NAV-4694, as well as an increase in employee-related costs resulting from an increase in headcount.

Investment in Equity Securities - Unrealized (Gain) Loss

Investment in equity securities - net unrealized (gain) loss increased $37.1 million for the three months ended June 30, 2025, compared to the same period of 2024. Investment in equity securities - net unrealized (gain) loss decreased $38.5 million for the six months ended June 30, 2025, compared to the same period of 2024. Each quarter our investments in equity securities of Radiopharm and Perspective are revalued to market price. For the three months ended June 30, 2025, we recorded an unrealized loss on the investment in Radiopharm of $0.8 million and recorded an unrealized gain on the investment in Perspective of $15.3 million. For the six months ended June 30, 2025, we recorded an unrealized loss on the investment in Radiopharm of $3.3 million and recorded an unrealized gain on the investment in Perspective of $2.9 million. This is compared to unrealized gain on the investment in Perspective of $22.5 million for the three months ended June 30, 2024 and an unrealized loss on the investment in Perspective Shares of $38.2 million for the six months ended June 30, 2024.

Other Income

Other income decreased $2.1 million for the three months ended June 30, 2025 compared to the same period of 2024, primarily due to a decrease in interest income on lower average cash balances after the acquisition of Evergreen in April 2025. Other income increased $3.2 million for the six months ended June 30, 2025, compared to the same period of 2024, primarily due to a $4.7 million adjustment recorded to reduce the previous estimate of remediation costs related to the potential decommissioning of our facilities of their radioactive-related operations. See Note 10, “Asset Retirement Obligations,” for more information on our asset retirement obligation. This was partially offset by a decrease in interest income on lower average cash balances mentioned above.

Income Tax Expense

Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	24.6%	26.4%	24.5%	24.4%

Our effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible stock compensation, partially offset by tax credits and the change in valuation allowance related to the fluctuation in value of our investment in equity securities balance. Our effective tax rate for six months ended June 30, 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by tax credits and the income tax benefits associated with stock compensation deductions.

The decrease in the effective income tax rate for the three months ended June 30, 2025 is primarily due to the change in the valuation allowance related to the fluctuation in value of our investment in equity securities balance, partially offset by the increase in non-deductible stock compensation. There was no material change in the effective tax rate for the six months ended June 30, 2025, when compared to the same period of 2024.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$194,669	$211,958
Net cash used in investing activities	$(296,190)	$(151,615)
Net cash used in financing activities	$(116,632)	$(16,746)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $194.7 million in the six months ended June 30, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss (gain) on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation, depreciation, amortization and accretion expense, and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable and accrued expenses which was attributable to the timing of payments to large vendors. The primary working capital uses of cash include an increase in trade receivables associated primarily with the timing of billings and collections and an increase in inventory related to the timing of batch processes. In addition, the Company recognized a nonrecurring post-combination expense attributed to the acceleration of historical Evergreen stock awards of $7.5 million.

Net cash provided by operating activities of $212.0 million in the six months ended June 30, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on equity investment, charges incurred in connection with the Perspective IPR&D exclusive license option, charges related to Radiopharma’s licensed assets, charges related to Life Molecular’s RM2 license, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was driven by $269.1 million paid to the former holders of Evergreen Shares for the acquisition of Evergreen, $5.0 million used to purchase equity securities, a $5.4 million milestone payment made related to RM2 and $16.7 million of capital expenditures.

Net cash used in investing activities during the six months ended June 30, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $1.0 million upfront payment to Life Molecular, $32.9 million upfront payment to the Meilleur Stockholders, $78.3 million for the purchase of equity securities and $19.4 million of capital expenditures, partially offset by net cash proceeds of $8.0 million from the sale of the Somerset facility sublease and associated assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 is primarily attributable to the repurchase of our common stock for approximately $100.0 million, the payments for minimum statutory tax withholding related to net share settlement of equity awards of $24.5 million, offset by proceeds of $8.3 million from stock option exercises and issuance of common stock.

Net cash used in financing activities during the six months ended June 30, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $20.4 million, offset by proceeds of $4.3 million from stock option exercises and issuance of common stock.

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

Please refer to Note 12. “Long-Term Debt, Net, and Other Borrowings” to our condensed consolidated financial statements for further details on the 2022 Revolving Facility.

As of June 30, 2025, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.

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

In November 2024, the Board authorized a program to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”). During the three months ended June 30, 2025, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of approximately $100.0 million. As of June 30, 2025, we have purchased approximately 2.4 million shares of our common stock under the 2024 Program for approximately $200.0 million. On July 31, 2025, the Board authorized the 2025 Program, which replaces the 2024 Program, including the remaining unused portion of the 2024 Program. Pursuant to the 2025 Program, we may repurchase up to $400.0 million in shares of our common stock through December 31, 2027, from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.

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
•
The continued costs of the ongoing commercialization of our products;
•
The costs to successfully integrate acquisitions, including of Life Molecular and Evergreen, including the potential for unforeseen expenses related to integration activities and liabilities within those businesses, costs to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization;
•
Our investment in the further clinical development and commercialization of products and development candidates, as well as whether we exercise our option and co-development rights under the Perspective agreements;
•
The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, including any potential related milestone or royalty payments, together with the costs of pursuing opportunities that are not eventually consummated;
•
The costs of investing in our facilities, equipment and technology infrastructure;
•
The costs and timing of establishing or amending manufacturing and supply arrangements for commercial supplies of our products and raw materials and components;
•
Our ability to have products manufactured and released from manufacturing sites in a timely manner in the future, or to manufacture products at our in-house manufacturing facilities in amounts sufficient to meet our supply needs;
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
•
The cost of interest on any additional borrowings which we may incur under our financing arrangements; and
•
The impact of sustained inflation on our costs of goods sold and operating expenses.

Disruption in our financial performance could occur if we experience significant adverse changes in product or customer mix, significant changes in our competitive or regulatory environment, broad economic downturns, sustained inflation, adverse industry or company conditions or catastrophic external events, including pandemics, natural disasters and political or military conflict. If we experience one or more of these events in the future, we may be required to implement expense reductions, such as a delay or elimination of discretionary spending in all functional areas, as well as scaling back select operating and strategic initiatives.

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

At June 30, 2025, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $695.6 million of cash and cash equivalents as of June 30, 2025. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2024.

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

Equity Investment Risk

As of June 30, 2025, our recorded carrying value of investments in equity securities was $44.2 million, comprised of our equity investments in Perspective and Radiopharm, and is recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 17, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below:

Risks Related to Our Portfolio of Commercial Products

Our ability to grow PYLARIFY as a commercial product is dependent on (A) the ability of positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand, including ensuring that PYLARIFY is available at the specific time of day preferred by the end-user, (B) our ability to maintain adequate coding, coverage and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as the most utilized prostate-specific membrane antigen (“PSMA”) PET imaging agent, which has been impacted by the expiration of transitional pass-through payment status (“TPT Status”) on December 31, 2024, (D) whether and when a potential generic version of PYLARIFY may enter the market and (E) our ability to clinically and commercially differentiate PYLARIFY from an increasing number of potentially competitive products.

To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the U.S. Food and Drug Administration (“FDA”) to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2025 and can give no assurance that the FDA will continue to approve PMFs in accordance with our expansion plans to meet product demand or that PYLARIFY will be available at the specific time of day preferred by the end-users or that our expansion plans accurately predict demand growth. To the extent that PYLARIFY is not available at preferred times, end users have, in some instances, switched to available competitive products. If FDA approval of manufacturing sites is delayed or withdrawn or if FDA requirements relating to site approval change impacting our ability to meet demand for PYLARIFY or end users scheduling needs or if we invest to extend our PMF network and demand does not grow to meet the expanded capacity, our business, results of operations, financial condition and cash flows would be adversely affected.

Obtaining adequate coding, coverage, and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/computed tomography (“CT”) imaging procedures. The Healthcare Procedure Coding System code for PYLARIFY, which enables streamlined billing, went into effect as of January 1, 2022. PYLARIFY also had TPT Status from January 1, 2022 until December 31, 2024, which enabled traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. After expiry of TPT Status, diagnostic radiopharmaceuticals, such as, PYLARIFY, historically would not have been separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not have adequately covered the total cost of the procedure with the diagnostic radiopharmaceutical for all hospitals. In November 2024, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”). The CMS 2025 OPPS Rule became effective on January 1, 2025~~,~~ pursuant to which previously packaged diagnostic radiopharmaceuticals are now “unbundled” with payments being made separately for any diagnostic radiopharmaceutical with a per day cost greater than $630 based on their mean unit cost (“MUC”). For approximately 20% of traditional Medicare fee-for-service (“FFS”) patients in the hospital outpatient setting, these changes enable hospitals that use innovative diagnostic radiopharmaceuticals, including PYLARIFY, to continue to be paid separately by CMS following the expiry of TPT Status at a rate that reflects MUC. The calendar year 2025 payment rate for PYLARIFY is based on MUC and is less than the Average Sales Price (“ASP”)-based amount that was paid during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024 and hospital use of those products, for the approximately 20% of traditional Medicare FFS patients in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In July 2025, CMS released the proposed rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 Proposed OPPS Rule”). In the CMS 2026 Proposed OPPS Rule, CMS stated that it continues to believe ASP data available from manufacturers generally is insufficient as a basis for determining payment and that it is seeking comments on how CMS can ensure more consistent, validated, and universal reporting. We have reported and continue to report ASP for PYLARIFY, have engaged with CMS on the methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. However, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not continue to impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Growth of PYLARIFY is also dependent on our ability to promote PYLARIFY to customers, to clinically and commercially differentiate PYLARIFY from other products on the market, to enter into and realize the benefits of strategic contracts with customers and to maintain PYLARIFY as the most utilized PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved, for which discounts related to those other agents have been offered to customers and for which TPT Status may be available. PYLARIFY currently competes with three commercially available Ga-68-based PSMA PET imaging agents, two from Telix Pharmaceuticals Limited and one from Novartis AG and an F-18 PSMA PET imaging agent from Blue Earth Diagnostics Ltd. (“Blue Earth”), as well as other non-PSMA PET imaging agents. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. Growth and revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and a potential economic difference that could result for the approximately 20% of traditional Medicare FFS patients in the hospital outpatient setting based on the CMS 2025 OPPS Rule, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and continued promotion and education regarding PYLARIFY’s clinical and commercial attributes. Our ability to negotiate and realize the benefits from strategic contracts is also key to our ability to maintain and expand market share. Despite these efforts, we have seen net price compression and lost market share to certain competitors that have later approved products with TPT Status at a time when PYLARIFY’s TPT Status has expired, and we may experience further net price compression or lose market share to future competitive products due to reimbursement status as well as due to the impact of any potential generic entrant to the market. Such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows.

Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for new patient populations, such as patients with favorable intermediate-risk prostate cancer, and potentially for updates to the label, including for patient selection for PSMA-targeted therapeutics. For example, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use of PYLARIFY. Similarly, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive metastatic castration-resistant prostate cancer (“mCRPC”) created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. We can give no assurances as to how current clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY in new patient populations, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.

Potential generic competitors may seek to enter the market as a result of regulatory exclusivity expiration of PYLARIFY

PYLARIFY currently has six Orange Book-listed patents, the last of which expires in 2037. PYLARIFY also holds a five-year new chemical entity (“NCE”) regulatory exclusivity, which expires on May 26, 2026. As described further under Part I, Item 1., “Business - Regulatory Matters-Hatch Waxman Act,” of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, the FDA is allowed to accept an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) application one year prior to the NCE expiration date under certain circumstances, specifically, from a generic challenger that includes a “Paragraph IV” Certification against each of the six patents we have listed in the Orange Book. If a Paragraph IV Certification is made, we could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described under Part I, Item 1~~.~~, “Business - Intellectual Property Matters – Patent-related Aspects of Regulatory Matters,” of our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, during which period the FDA would be prohibited from granting full approval to the challenger’s application. As of the date of filing of this Form 10-Q, we have not received any notice of a Paragraph IV Certification, but we can give no assurance that we will not receive notice of a Paragraph IV Certification in the future. If an ANDA or 505(b)(2) applicant were to file prior to the expiration of our NCE regulatory exclusivity, and we were to timely sue pursuant to the Hatch-Waxman Act, then the automatic stay of FDA approval could run until November 26, 2028, calculated as 30 months from the NCE expiration date (May 26, 2026), unless prior to such date the generic challenger successfully invalidates or proves non-infringement of all six Orange Book-listed patents or the lawsuit is otherwise settled. If litigation is ongoing in November 2028, then any generic launch would be at risk of the litigation determining that the generic challenger was infringing one or more of our patents Patent litigation is complex and can be protracted and expensive, so if we were to receive such a notice and to challenge the applicant, this could have a negative effect on our business, results of operations and financial condition.

We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop our new formulation of our PSMA PET Imaging Agent.

On August 6, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for a new formulation of our F-18 PSMA PET imaging agent, filed by our affiliate Aphelion, and that the FDA set an action date goal of March 6, 2026 under the Prescription Drug User Fee Act (“PDUFA”). The new formulation was designed to optimize the manufacturing process and increase batch size of the F-18 PSMA PET imaging agent by approximately 50%. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for CMS reimbursement for the new formulation, including obtaining three years of TPT Status; however, we can provide no assurance that the new formulation will be approved by the FDA, that we will meet our timeline for our planned rollout, or that we will obtain TPT Status.

Risks Related to Reimbursement and Regulation

Reforms to the U.S. healthcare system, including changes to policies, guidelines and practices of regulatory authorities, may adversely affect our business.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Act”) substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures performed in the U.S. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. In 2017, Congress enacted legislation that effectively eliminated the Healthcare Reform Act's “individual mandate” beginning in 2019. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which will reduce existing patient coverage under Medicaid. The expiration of certain subsidies for Marketplace coverage currently in place under the Healthcare Reform Act at the end of 2025 may also cause material coverage losses. The OBBBA further restricts Medicaid financing, which will decrease federal funds available to state Medicaid agencies and may result in reduced state Medicaid agency reimbursement rates. Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. The Budget Control Act of 2011 and subsequent Congressional actions includes provisions to reduce the federal deficit. These provisions have resulted in the imposition of 2% reductions in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through fiscal year 2030. The imposition of the 2% payment adjustment had been suspended through March 31, 2022 and went into effect as of April 1, 2022. The Congressional Budget Office estimates that, absent future action, the OBBBA will lead to $490 billion in Medicare cuts from 2027 to 2034. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, the interpretations of those laws, or changes to the way regulations and regulatory guidance has been implemented, amended and interpreted, is uncertain. Nor is it clear whether additional legislative or executive branch changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop or commercialize new products. For example, recent government actions, including reductions in staff and department reorganizations, including those at the FDA, could adversely affect the timing of anticipated regulatory actions or their outcome, and could change historical practices relating to the application or interpretation of regulations relevant to our operations in ways that could have an adverse effect on our business. It is unclear exactly how changes implemented by the U.S. Government will affect the U.S. healthcare system, and what impact this will have on our business. If the reforms made by the OBBBA are implemented and result in predicted coverage losses, these changes could reduce the overall number of diagnostic medical imaging procedures performed, reduce reimbursement rates, or both.

Risks Related to Our Business Operations and Financial Results

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

Our recent acquisitions, dispositions and other future strategic transactions may disrupt our ongoing business and create distractions for our management. Additionally, the risks related to these transactions, including the risk that we are unable to successfully integrate acquired businesses into our operations, the risk that we are unable to complete dispositions on the proposed terms or on the anticipated timeline, or at all, or are unable to realize the anticipated benefits that each transaction is predicted to bring, could adversely affect our business, financial condition or results of operations.

As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary businesses, such as our recent acquisitions of Life Molecular Imaging Ltd. (“Life Molecular”) in July 2025 and Evergreen Theragnostics, Inc. (“Evergreen”) in April 2025. In addition, as part of our broader strategy, in May 2025, we announced that we had entered into a definitive agreement to sell our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”). These transactions, in addition to advancing our existing pipeline and focusing our operations, create multiple competing interests that are complex and time-consuming, which may distract our management and disrupt our ongoing business.

Our completed and any potential future acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•
Coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;
•
Integrating previously autonomous departments, including those in accounting and administrative functions;
•
Integrating financial information and management systems;
•
The pace of our acquisition activity and the related diversion of already limited resources and management and other personnel time;
•
Difficulties in integrating new operations, technologies, products, and personnel;
•
Inconsistencies in standards, controls, procedures, and policies;
•
Lack of synergies, if synergies are anticipated, or the inability to realize expected synergies and cost-savings;
•
Underperformance of any acquired technology, product candidate, or business relative to our expectations and the price we paid;
•
Managing the risks of entering markets or types of businesses in which we have limited or no direct experience;
•
Exposure to unforeseen liabilities;
•
The potential loss of key employees and strategic partners of acquired companies; and
•
Risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

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

Further, the pending disposition of our SPECT business to SHINE is subject to customary closing conditions. Such closing conditions may be time consuming, and we may not be able to complete the disposition on the proposed terms or in the anticipated timeline, or at all. Additionally, there may be unforeseen expenses related to this divestiture, or we may fail to realize the expected benefits of this transaction.

We may be unable to successfully integrate Life Molecular’s Alzheimer’s disease radiodiagnostic commercial infrastructure and grow the appropriate use of Neuraceq to detect beta-amyloid plaques in patients evaluated for Alzheimer’s disease.

We completed our acquisition of Life Molecular on July 21, 2025, which included the acquisition of Neuraceq, a globally approved F-18 PET imaging agent used to detect beta-amyloid plaques in patients evaluated for Alzheimer’s disease, as well as the addition of an Alzheimer’s disease radiodiagnostic commercial infrastructure, advanced research and development capabilities, and an established international footprint.

If we are not able to continue to grow Neuraceq sales, which depend, in part, on the expansion of the Alzheimer’s disease therapeutic market, our ability to integrate Life Molecular’s commercial infrastructure, our ability to expand the PMF network where Neuraceq is currently produced in the U.S. and our ability to leverage both the PMF network in place for PYLARIFY in the U.S. and the network in place for Neuraceq to optimize the availability of both products across the U.S., we may not be able to continue to grow the revenue and cash flow of our business, which could have a negative effect on our business, results of operations and financial condition.

Risks Related to Our Capital Structure

Repurchases by us of our common stock may affect the value of our common stock.

We have from time to time engaged in repurchase programs of our common stock. In July 2025, our Board of Directors (the “Board”) authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027, via open market purchases, privately negotiated transactions, block trades or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. Such repurchases could increase, or prevent a decrease in, the market price of our common stock, although there can be no assurance that an increase, or prevention of a decrease, would occur, and stockholders could prefer that we allocate our capital in a different manner, which could negatively impact the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2025. In November 2024, our Board of Directors (“Board”) authorized a program to repurchase up to $250 million of our common stock (the “2024 Program”). Such repurchases may be made from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.

The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022, April 25, 2024, October 22, 2024 and April 28, 2025 (the “2015 Plan”), provides for the withholding of shares to satisfy tax withholding obligations and the exercise price of stock options. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2024 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2024 Program(2)
April 2025	4,230	$102.32	—	$150.0 million
May 2025	1,262,751	$79.36	1,259,865	$50.0 million
June 2025	1,686	$77.86	—	$50.0 million
Total	1,268,667		1,259,865	$50.0 million

(1)
Includes shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)
Reflects shares of our common stock repurchased under the 2024 Program, which expires in November 2025.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
3.2	Amended and Rested Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	May 5, 2025
10.1*+	Ninth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2025

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 6, 2025