Form 10-Q
period 2025-09-30
Lantheus Holdings, Inc.
filed 2025-11-06
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 66,311,779 shares of common stock, $0.01 par value, outstanding as of November 3, 2025.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$382,006	$912,814
Accounts receivable, net	351,376	321,258
Inventory, net	62,040	68,025
Income tax receivable	31,877	8,177
Other current assets	21,169	16,359
Assets held for sale	76,623	—
Total current assets	925,091	1,326,633
Investment in equity securities	46,474	39,489
Property, plant and equipment, net	164,072	176,798
Intangibles, net	739,264	161,761
Goodwill	240,328	61,189
Deferred tax assets, net	107,450	170,233
Other long-term assets	53,721	44,237
Total assets	$2,276,400	$1,980,340
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$871	$974
Accounts payable	66,296	34,560
Accrued expenses and other liabilities	251,105	204,992
Liabilities held for sale	28,566	—
Total current liabilities	346,838	240,526
Asset retirement obligations	137	23,344
Long-term debt and other borrowings, net of current portion	567,937	565,279
Long-term deferred tax liabilities	55,078	—
Long-term contingent consideration liabilities	71,024	—
Other long-term liabilities	116,180	63,180
Total liabilities	1,157,194	892,329
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 71,770 shares and 70,905 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively)	718	709
Additional paid-in capital	871,193	817,972
Treasury stock at cost; 5,471 shares and 2,455 shares at September 30, 2025 and December 31, 2024, respectively	(376,456)	(175,000)
Retained earnings	625,416	445,945
Accumulated other comprehensive loss	(1,665)	(1,615)
Total stockholders’ equity	1,119,206	1,088,011
Total liabilities and stockholders’ equity	$2,276,400	$1,980,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$384,014	$378,734	$1,134,823	$1,142,800
Cost of goods sold	161,648	136,608	433,746	403,054
Gross profit	222,366	242,126	701,077	739,746
Operating expenses
Sales and marketing	48,828	43,719	132,372	134,300
General and administrative	81,898	40,516	205,229	135,820
Research and development	48,025	24,148	129,828	132,773
Total operating expenses	178,751	108,383	467,429	402,893
Gain on sale of assets	—	—	—	6,254
Operating income	43,615	133,743	233,648	343,107
Interest expense	4,950	4,903	14,671	14,624
Investment in equity securities - unrealized gain	(1,160)	(37,325)	(871)	(75,492)
Other income	(2,556)	(9,953)	(23,579)	(27,785)
Income before income taxes	42,381	176,118	243,427	431,760
Income tax expense	14,610	45,025	63,956	107,528
Net income	$27,771	$131,093	$179,471	$324,232
Net income per common share:
Basic	$0.41	$1.89	$2.63	$4.69
Diluted	$0.41	$1.79	$2.60	$4.55
Weighted average common shares outstanding:
Basic	67,230	69,464	68,132	69,193
Diluted	67,663	73,065	69,038	71,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,771	$131,093	$179,471	$324,232
Other comprehensive income (loss):
Foreign currency translation	(183)	44	(50)	(129)
Comprehensive income	$27,588	$131,137	$179,421	$324,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Nine Months Ended September 30, 2025
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance at March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194
Net income	—	—	—	—	—	78,755	—	78,755
Other comprehensive income	—	—	—	—	—	—	276	276
Stock option exercises and employee stock plan purchases	56	1	—	—	2,444	—	—	2,445
Vesting of restricted stock units	48	—	—	—	—	—	—	—
Shares withheld to cover taxes	(9)	—	—	—	(963)	—	—	(963)
Repurchase of common stock, including excise tax	—	—	1,260	(100,000)	(245)	—	—	(100,245)
Stock-based compensation	—	—	—	—	22,321	—	—	22,321
Balance at June 30, 2025	71,702	$717	3,715	$(275,000)	$844,903	$597,645	$(1,482)	$1,166,783
Net income	—	—	—	—	—	27,771	—	27,771
Other comprehensive loss	—	—	—	—	—	—	(183)	(183)
Stock option exercises and employee stock plan purchases	41	1	—	—	1,884	—	—	1,885
Vesting of restricted stock units	40	—	—	—	—	—	—	—
Shares withheld to cover taxes	(13)	—	—	—	(591)	—	—	(591)
Repurchase of common stock, including excise tax	—	—	1,756	(101,456)	496	—	—	(100,960)
Stock-based compensation	—	—	—	—	24,501	—	—	24,501
Balance at September 30, 2025	71,770	$718	5,471	$(376,456)	$871,193	$625,416	$(1,665)	$1,119,206

	Nine Months Ended September 30, 2024
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2024	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	131,066	—	131,066
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Stock option exercises and employee stock plan purchases	86	1	—	—	2,756	—	—	2,757
Vesting of restricted stock units	988	9	—	—	(9)	—	—	—
Shares withheld to cover taxes	(302)	(3)	—	—	(19,415)	—	—	(19,418)
Stock-based compensation	—	—	—	—	15,384	—	—	15,384
Balance at March 31, 2024	70,635	$706	1,339	$(75,000)	$756,443	$264,569	$(1,178)	$945,540
Net income	—	—	—	—	—	62,073	—	62,073
Other comprehensive loss	—	—	—	—	—	—	(32)	(32)
Stock option exercises and employee stock plan purchases	68	1	—	—	1,548	—	—	1,549
Vesting of restricted stock units	58	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(11)	—	—	—	(924)	—	—	(924)
Stock-based compensation	—	—	—	—	18,479	—	—	18,479
Balance at June 30, 2024	70,750	$708	1,339	$(75,000)	$775,545	$326,642	$(1,210)	$1,026,685
Net income	—	—	—	—	—	131,093	—	131,093
Other comprehensive income	—	—	—	—	—	—	44	44
Stock option exercises and employee stock plan purchases	76	1	—	—	2,831	—	—	2,832
Vesting of restricted stock units	40	—	—	—	—	—	—	—
Shares withheld to cover taxes	(12)	—	—	—	(1,312)	—	—	(1,312)
Stock-based compensation	—	—	—	—	20,366	—	—	20,366
Balance at September 30, 2024	70,854	$709	1,339	$(75,000)	$797,430	$457,735	$(1,166)	$1,179,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$179,471	$324,232
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	47,265	47,339
Adjustment to the fair value of asset retirement obligation	(4,727)	—
Amortization of debt-related costs	3,343	3,217
Change in fair value of contingent assets and liabilities	982	(1,405)
Inventory adjustments	2,869	738
Stock-based compensation	68,020	54,229
Gain on disposal of assets	—	(6,254)
Unrealized gain on investment in equity securities	(871)	(75,492)
Charges incurred pursuant to acquired in-process research and development	5,413	66,000
Deferred taxes	23,379	(4,402)
Long-term income tax payable and other long-term liabilities	(2,754)	2,619
Other	5,522	7,172
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(15,821)	(44,887)
Inventory	(6,325)	(7,101)
Other current and noncurrent assets	(6,344)	1,335
Accounts payable	29,473	1,151
Accrued expenses and other current and noncurrent liabilities	(28,932)	18,529
Net cash provided by operating activities	299,963	387,020
Cash flows from investing activities:
Capital expenditures	(27,301)	(35,256)
Acquisition of in-process research and development	(5,413)	—
Proceeds from sale of assets	—	8,000
Acquisition of assets, net	—	(80,911)
Acquisition of Evergreen, net of cash acquired	(268,933)	—
Acquisition of Life Molecular, net of cash acquired	(309,011)	—
Purchases of investment in equity securities	(5,000)	(83,246)
Acquisition of exclusive license option	—	(28,000)
Net cash used in investing activities	(615,658)	(219,413)
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(757)	(376)
Proceeds from stock option exercises	6,473	3,772
Proceeds from employee stock purchase plan	3,726	3,450
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(25,240)	(21,723)
Repurchase of common stock	(200,000)	—
Net cash used in financing activities	(215,798)	(14,877)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	711	34
Net (decrease) increase in cash, cash equivalents and restricted cash	(530,782)	152,764
Cash, cash equivalents and restricted cash, beginning of period	914,486	715,285
Cash, cash equivalents and restricted cash, end of period	$383,704	$868,049

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$382,006	$866,386
Restricted cash included in other long-term assets	1,698	1,663
Cash, cash equivalents and restricted cash at end of period	$383,704	$868,049

	Nine Months Ended September 30,
	2025	2024
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$5,317	$8,502
Contingent consideration liabilities related to acquisitions	$96,842	$—
Lease liability settled through transfer of lease	$—	$762
Modification of lease agreement	$5,789	$—
Right-of-use asset obtained in exchange for finance lease obligation	$150	$63
Excise tax payable on net common stock repurchases	$1,205	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Lantheus Alpha” and “Meilleur” refer to Aphelion LLC, Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Progenics,” “Evergreen,” “Lantheus Radiopharm UK”, and “Lantheus Switzerland,” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Progenics Pharmaceuticals, Inc.; Evergreen Theragnostics, Inc.; Lantheus Radiopharmaceuticals UK Limited and Lantheus Switzerland GmbH, respectively, each a wholly-owned subsidiary of Lantheus Medical, references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics, and references to “Life Molecular” refer to Life Molecular Imaging Ltd., a wholly-owned subsidiary of Lantheus Radiopharm UK.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any future period.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:

In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding, and it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial results and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue Recognition.” ASU 2025-05 requires an entity to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The requirements of ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods beginning in the first quarter of 2026. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial results and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures and expects the standard will only impact its income tax disclosures with no impact on its consolidated financial results.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue from Contracts with Customers

The following table summarizes revenue by source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Major Products /Service Lines
Product revenue, net(1)	$376,687	$374,601	$1,118,152	$1,136,670
License and royalty revenues	7,327	4,133	16,671	6,130
Total revenues	$384,014	$378,734	$1,134,823	$1,142,800

(1)
The Company’s product revenue includes PYLARIFY, DEFINITY, Neuraceq and TechneLite among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.

The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and historically included AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, Neuraceq, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use the Company’s investigational products, such as MK-6240 and NAV-4694, in clinical trials as research tools, royalties and other milestone payments received from the Company’s strategic partners that have commercialized products pursuant to license arrangements with the Company, as well as contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen.

Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
PYLARIFY	$240,616	$259,756	$748,912	$791,881
Other radiopharmaceutical oncology	—	—	—	384
Total radiopharmaceutical oncology	240,616	259,756	748,912	792,265
DEFINITY	81,785	76,965	244,935	231,629
Neuraceq	20,442	—	20,442	—
TechneLite	21,127	20,480	65,820	70,380
Other precision diagnostics	6,339	6,282	18,672	18,039
Total precision diagnostics	129,693	103,727	349,869	320,048
Strategic partnerships and other revenue	13,705	15,251	36,042	30,487
Total revenues	$384,014	$378,734	$1,134,823	$1,142,800

The Company is required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. Therefore, since the Company elected the practical expedient under ASC 606-10-50-14, it does not disclose information regarding remaining performance obligations which are part of contracts that have an original expected duration of one year or less.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$108,576	$108,576	$—	$—
Investment securities	45,480	45,480	—	—
Total assets	$154,056	$154,056	$—	$—
Liabilities:
Deferred compensation plan liabilities	$942	$942	$—	$—
Contingent consideration liabilities	97,824	—	—	97,824
Total liabilities	$98,766	$942	$—	$97,824

		December 31, 2024
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$682,209	$682,209	$—	$—
Investment securities	39,489	39,489	—	—
Total assets	$721,698	$721,698	$—	$—

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are invested in corporate-owned life insurance (“COLI”) and mutual funds at September 30, 2025. The mutual funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices. There were no assets or liabilities balances in the LDCP at December 31, 2024. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s condensed consolidated balance sheets. See Note 17, “Benefit Plans” for more information on the LDCP.

Perspective Therapeutics Inc. Equity Securities

At September 30, 2025, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on its closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of September 30, 2025 was approximately $40.1 million based on a closing market price of $3.43 per share on September 30, 2025, resulting in an unrealized loss of $0.1 million and an unrealized gain of $2.8 million for the three and nine months ended September 30, 2025, respectively. See Note 18, “Acquisitions” for further discussion of the Perspective transaction.

Radiopharm Theranostics Limited Equity Securities

The Company held 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) as of December 31, 2024. In January 2025, the Company purchased via private placement, an additional 133,333,333 Radiopharm Shares for $5.0 million. At September 30, 2025, the

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company held 282,958,513 Radiopharm Shares. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on the closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of September 30, 2025 was approximately $5.4 million based on the converted closing market price of approximately $0.02 per share on September 30, 2025, resulting in an unrealized gain on equity securities of $1.2 million and an unrealized loss on equity securities of $2.0 million for the three and nine months ended September 30, 2025, respectively. See Note 18, “Acquisitions” for further discussion of the Radiopharm transaction.

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

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. The Company estimated that the probability of successfully meeting the sales targets and commercialization milestones described above was zero, as the Company discontinued the production of AZEDRA in the first quarter of 2024 and the Company is not actively advancing 1095. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $0 at September 30, 2025 and December 31, 2024.

Evergreen Theragnostics, Inc.

Pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC governing the Company's acquisition of Evergreen in April 2025 (see Note 18, “Acquisitions”), the Company is required to pay up to $727.5 million in cash upon the achievement of specified milestones in connection with the development and commercialization of certain milestone products, as defined in the Evergreen Merger Agreement, and Octevy (also referred to as LNTH-2501), a registrational-stage positron emission tomography (“PET”) diagnostic imaging agent targeting neuroendocrine tumors. The Company records these possible payments as contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the contingent consideration liabilities associated with the sales milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the contingent consideration liability associated with the development and commercialization milestones using a probability-weighted discounted cash flow (“DCF”) approach.

Life Molecular Imaging Ltd.

Pursuant to the terms of the Sale and Purchase Agreement (the “LMI Purchase Agreement”) with Life Medical Group Limited (“Life Medical”) in connection with the Company’s acquisition of Life Molecular in July 2025 (see Note 18, “Acquisitions”), the Company is required to make certain earn-out and milestone payments as a percentage of and upon achievement of specified net sales thresholds, respectively, of Neuraceq and certain other imaging and tracing agents in Life Molecular’s pipeline. These contingent cash earn-out and milestone payments total up to $400.0 million. In addition to the net sales earn-out and milestone payments, the Company also assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to an assumed contract (the “Piramal SPA”). The Company is required to make cash payments of up to $30.0 million upon the achievement of specified earnings metrics of Life Molecular, as defined in the Piramal SPA. The

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company estimated the fair value of the contingent consideration liabilities using a Monte Carlo simulation model in a risk-neutral framework, whereby the achievement of the future revenue and other specified earnings metrics associated with the contingent payments were simulated using a geometric Brownian motion model.

The following table reflects the activity for the Company’s contingent consideration measured at fair value using Level 3 inputs for the nine months ended September 30, 2025:

Level 3
Accrued Contingent
(in thousands)	Consideration
Balance December 31, 2024	$—
Evergreen acquisition	43,042
Life Molecular acquisition	53,800
Changes in fair value included in net income	982
Balance September 30, 2025	$97,824

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded within operating expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $97.8 million at September 30, 2025.

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in thousands, except percent data):

	Fair Value at
Contingent Consideration Liability	September 30, 2025	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Development and commercialization milestones	40,965	Discounted cash flow	Payment discount rate	8.1% - 13.3%	8.3%
			Probability of payment	0.0% - 100.0%	87.3%
			Range of expected payment dates	2026 - 2037	N/A
Sales milestones	30,059	Scenario analysis	Revenue volatility	37.0% - 48.0%	46.9%
			Revenue discount rate	9.4% - 19.3%	17.8%
Assumed contingent consideration from Piramal SPA	26,800	Scenario analysis	EBITDA volatility	60.0%	60.0%
			EBITDA discount rate	21.4% - 22.0%	21.4%
Total contingent consideration liabilities	$97,824

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income tax expense	$14,610	$45,025	$63,956	$107,528
Effective tax rate	34.5%	25.6%	26.3%	24.9%

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The increase in the effective income tax rate for the three and nine months ended September 30, 2025 is primarily due to the change in the Company’s non-deductible stock compensation and acquisition-related costs, partially offset by an increase in tax credits.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA provides for significant U.S. tax law changes, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. These provisions did not have a material impact on the Company’s effective income tax rate for the three and nine months ended September 30, 2025.

The change in the Company’s deferred tax balances for the nine months ended September 30, 2025 was primarily related to the acquisitions of Life Molecular and Evergreen and the expensing of previously capitalized research and development (“R&D”) expenses under the OBBBA.

6. Inventory

Inventory, net of related reserves, consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials	$24,960	$29,080
Work in process	15,156	15,870
Finished goods	21,924	23,075
Total inventory, net(1)	$62,040	$68,025

(1)
As of September 30, 2025, amounts totaling $3.5 million, $0.1 million and $7.0 million were reclassified to assets held for sale, from raw materials, work in process and finished goods, respectively, as a result of the pending sale of the Company’s single-photon emission computerized tomography (“SPECT”) business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Land	$3,020	$9,480
Buildings	49,994	85,523
Machinery, equipment and fixtures	104,331	114,357
Computer software	54,248	48,702
Construction in progress	22,604	27,498
Total gross property, plant and equipment	234,197	285,560
Less - accumulated depreciation and amortization	(70,125)	(108,762)
Total property, plant and equipment, net(1)	$164,072	$176,798

(1)
As of September 30, 2025, amounts totaling $6.5 million in land, $48.4 million in buildings, $39.2 million in machinery, equipment and fixtures, $0.4 million in computer software, $2.8 million in construction in progress and $52.0 million in accumulated depreciation and amortization were reclassified to assets held for sale as a result of the pending sale of the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

Depreciation and amortization expense related to property, plant and equipment, net, was $5.6 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $16.3 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

8. Assets and Liabilities Held for Sale

SPECT Business

On May 1, 2025, the Company entered into a definitive agreement to sell its SPECT business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. Under the terms of the agreement, SHINE will acquire the assets and liabilities associated with the Company’s SPECT business, including its diagnostics agents (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite) and the portion of the North Billerica, Massachusetts campus that manufactures the Company’s SPECT products and SPECT-related Canadian operations. The transaction is subject to customary closing conditions and is expected to be completed around the end of the calendar year.

As of September 30, 2025, assets and liabilities associated with the Company’s SPECT business have been presented in the Company’s condensed consolidated balance sheets as assets and liabilities held for sale as it was determined that these assets and liabilities met the criteria of held-for-sale under ASC 360, “Impairment or disposal of long-lived assets,” and will continue to be classified as such until the transaction is completed. The Company determined that the fair value less costs to sell exceeded the carrying value of the assets and liabilities associated with the SPECT business, and therefore no indicator of impairment was present with respect to these assets during the three and nine months ended September 30, 2025. The Company does not believe the sale represents a strategic shift having a major effect on the Company's consolidated financial results and therefore does not meet the criteria for classification as discontinued operations.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the carrying amounts of assets and liabilities held for sale related to the SPECT transaction:

September 30,
(in thousands)	2025
Assets:
Accounts receivable, net	$14,984
Inventory	10,578
Other current assets	2,733
Property, plant and equipment, net	45,319
Intangible assets, net	871
Goodwill	2,138
Total assets held-for-sale	$76,623

Liabilities:
Accounts payable	6,993
Accrued expenses and other liabilities	3,802
Asset retirement obligation	17,771
Total liabilities held-for-sale	$28,566

9. Accrued Expenses, Other Liabilities and Other Long-Term Liabilities

Accrued expenses, other liabilities and other long-term liabilities are comprised of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Compensation and benefits	$53,323	$48,263
Freight, distribution and operations	76,010	85,966
Accrued rebates, discounts and chargebacks	63,812	25,248
Accrued professional fees	24,553	20,308
Accrued research and development expenses	11,069	13,219
Income taxes payable	1,405	1,591
Other	20,933	10,397
Total accrued expenses and other liabilities	$251,105	$204,992

Operating lease liabilities	$50,629	$53,185
Other long-term liabilities	65,551	9,995
Total other long-term liabilities	$116,180	$63,180

10. Asset Retirement Obligations

The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations an asset retirement obligation (“ARO”). The Company has a production facility that manufactures and processes radioactive materials at its North Billerica, Massachusetts site. As of September 30, 2025, the ARO is measured at the present value of the expenses estimated to be incurred in such remediation, and is approximately $20.4 million.

The following table provides a summary of the changes in the Company’s carrying value of its ARO:

(in thousands)	Amount
Balance at January 1, 2025	$23,344
Revision of estimated decommissioning costs	(4,727)
Remediation costs	(1,079)
Reclassification to liabilities held-for-sale(1)	(17,771)
Accretion expense	370
Balance at September 30, 2025	$137

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
Amount reclassified to liabilities held for sale as a result of the pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

In the first quarter of 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs by $4.7 million. This reduction was primarily the result of changes in the technology and processes used for the remediation activities from those contemplated in the estimate previously provided in 2022, and was recorded in other income on the Company's condensed consolidated statements of operations in the first quarter of 2025. During the three months ended September 30, 2025, the Company recorded an additional reduction of $1.1 million to the ARO for remediation efforts completed during the period.

The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund any decommissioning of its North Billerica, Massachusetts production facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.

11. Goodwill and Intangibles, Net

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2025:

(in thousands)	Amount
Balance at January 1, 2025	$61,189
Acquisition of Evergreen	$116,221
Acquisition of Life Molecular	$64,464
Reclassification to assets held for sale(1)	$(2,138)
Foreign currency translation adjustments	$592
Balance at September 30, 2025	$240,328

(1)
Amounts reclassified to assets held for sale as a result of the pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale”, for more information.

Intangibles, net, consisted of the following:

	September 30, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,473)	$1,067
Customer relationships	5	Accelerated	102,908	(88,781)	14,127
Currently marketed products	9 - 10.5	Straight-line	492,800	(70,788)	422,012
Licenses	13 - 16	Straight-line	22,233	(13,926)	8,307
Developed technology	7 - 9	Straight-line	55,982	(11,231)	44,751
Total amortizable intangibles			687,463	(197,199)	490,264
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,463	$(197,199)	$739,264

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company recorded amortization expense for its intangible assets of $14.6 million and $11.9 million for the three months ended September 30, 2025 and 2024, respectively and $30.6 million and $32.0 million for the nine months ended September 30, 2025 and 2024, respectively.

On August 2, 2023, the Company sold the right to its RELISTOR royalty asset under its license agreement with Bausch Health Companies, Inc.; the Company retained the rights to future sales-based milestone payments. The Company received an initial payment of approximately $98.0 million in connection with the sale and has the right to receive an additional payment from the buyer of $5.0 million, if worldwide net sales of RELISTOR in 2025 exceed specified thresholds. No sales-based milestone payment was earned in the three and nine months ended September 30, 2025.

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

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2025	$16,521
2026	66,891
2027	61,380
2028	58,074
2029	57,930
2030 and thereafter	229,468
Total	$490,264

12. Long-Term Debt, and Other Borrowings, Net of Current Portion

The carrying value of the Company’s long-term debt and other borrowings, net of current portion is comprised of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Principal amount 2.625% Convertible Senior Notes due 2027	$574,996	$575,000
Unamortized debt issuance costs	(7,720)	(10,392)
Finance lease liabilities	1,532	1,645
Total	568,808	566,253
Less: current portion of long-term debt and other borrowings	(871)	(974)
Total long-term debt and other borrowings, net of current portion	$567,937	$565,279

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of September 30, 2025, there were no outstanding borrowings under the 2022 Revolving Facility.

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

The 2022 Revolving Facility is guaranteed by Lantheus Holdings, and certain subsidiaries of Lantheus Medical, including Progenics and Lantheus Real Estate, and obligations under the 2022 Revolving Facility are generally secured by first priority liens over substantially all of the assets of each of Lantheus Medical, Lantheus Holdings, and certain subsidiaries of Lantheus Medical, including Progenics and Lantheus Real Estate (subject to customary exclusions set forth in the transaction documents) owned as of December 2, 2022 or thereafter acquired.

2.625% Convertible Senior Notes due 2027

On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, Lantheus Medical as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.

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
•
Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will pay additional interest on the notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day the Company failure to file has occurred or the Notes are not otherwise freely tradable. Further, if the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day until the restrictive legend has been removed from the Notes, the Notes are assigned an unrestricted CUSIP and the Notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.

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

During the third quarter of 2025, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold, so the Notes are not convertible at the option of the holders of the Notes during the fourth quarter of 2025. Because the Notes are not considered

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

convertible under the terms of the Notes and pursuant to ASC 470, “Debt,” the Company classified the carrying value of the Notes as long-term debt, net and other borrowings on the Company’s condensed consolidated balance sheets as of September 30, 2025.

As of September 30, 2025, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $7.7 million, and the fair value of the liability was $604.4 million. The Company recorded interest expense of $3.8 million and $11.3 million related to the Notes for the three and nine months ended September 30, 2025 and 2024, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Stockholders' Equity and Stock-Based Compensation

On July 31, 2025, the Board of Directors (“Board”) authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized in November 2024 to repurchase up to $250.0 million of shares of the Company’s common stock (the “2024 Program”), including the remaining unused amounts under the 2024 Program, so there can be no additional repurchases under the 2024 Program. During the three months ended September 30, 2025, the Company repurchased 1.8 million shares for approximately $100.0 million under the 2025 Program. During the nine months ended September 30, 2025, the Company also repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program. As of September 30, 2025, the Company had repurchased a total of approximately 1.8 million shares under the 2025 Program and 2.4 million shares under the 2024 Program for a total of approximately $300.0 million. A total of approximately $300.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program.

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold	$3,897	$3,614	$10,133	$9,116
Sales and marketing	4,471	3,813	12,514	9,681
General and administrative	12,609	9,926	35,793	27,457
Research and development	3,524	3,013	9,580	7,975
Total stock-based compensation expense	$24,501	$20,366	$68,020	$54,229

14. Net Income Per Common Share

A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$27,771	$131,093	$179,471	$324,232

Basic weighted-average common shares outstanding	67,230	69,464	68,132	69,193
Effect of dilutive stock options	125	352	193	273
Effect of dilutive restricted stock	308	1,580	612	1,309
Effect of convertible notes	—	1,669	101	556
Diluted weighted-average common shares outstanding	67,663	73,065	69,038	71,331

Net income per common share:
Basic	$0.41	$1.89	$2.63	$4.69
Diluted	$0.41	$1.79	$2.60	$4.55

Antidilutive securities excluded from diluted net income per common share	1,862	144	1,623	855

Impact of the Convertible Notes

The Company considered whether the Notes are participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the stock price, the holder of Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic earnings per share is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the three and nine months ended September 30, 2025 and 2024, no such dividend was declared. In addition, the Company is required to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

diluted net income per share, if applicable, unless the application of the two-class method is dilutive. The conversion option has a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 12, “Long-Term Debt, Net, and Other Borrowings” for further discussion on the Notes.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Other Income

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Foreign currency loss (gain)	$269	$(46)	$689	$192
Interest income	(3,623)	(9,801)	(20,318)	(27,273)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	—	—	(4,727)	—
Other	798	(106)	777	(704)
Total other income, net	$(2,556)	$(9,953)	$(23,579)	$(27,785)

(1)
See Note 10, “Asset Retirement Obligations,” for more information.

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

As of September 30, 2025, the Company did not have any material ongoing litigation to which the Company was a party.

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

On September 9, 2025, an alleged stockholder of the Company initiated a putative securities class action against the Company in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of the Company’s named executives. The plaintiff alleges that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. Under the operative scheduling order in the case, members of the putative class of stockholders have an opportunity to move the court for appointment as lead plaintiff, after which there is an opportunity for the lead plaintiff to file an amended complaint. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

On October 31, 2025, another alleged stockholder of the Company filed a shareholder derivative action in the same court, styled Jones v. Markison et al., nominally on behalf of the Company and naming as defendants the current directors of the Company’s Board and the same officers named in the securities class action described in the preceding paragraph. The derivative complaint largely repeats the allegations asserted in the securities class action, and asserts claims for alleged breaches of fiduciary duties, gross mismanagement, corporate waste, unjust

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

enrichment, and violation of Section 14(a) of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

Technology License and Other Commitments

The Company has licensed from third parties the rights to use certain technologies in its R&D processes as well as in other products it may develop, commercialize, or sell. In accordance with the related license or sublicense agreements, the Company is contractually required to make certain future payments to these third parties contingent upon i) the achievement of regulatory, development and/or commercialization milestones and ii) future sales of specified products in the form of royalty payments. Milestone payments are generally recognized in the period in which the achievement of the underlying milestone becomes probable, which is generally the period in which it is actually achieved. Royalty payments are generally recognized in the period in which the associated revenue is recognized.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2025, assets and liabilities held by the Trust were $1.0 million and $0.9 million, respectively, and were included in other long-term assets, accrued expenses and other liabilities, and other long-term liabilities, in the Company’s consolidated balance sheets. There were no assets and liabilities held by the Trust as of December 31, 2024. Changes in the value of the LDCP assets and liabilities are charged to investment in equity securities - unrealized gain and to general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations and were de minimis for the three and nine months ended September 30, 2025.

18. Acquisitions

Acquisition of Businesses

Evergreen Theragnostics, Inc.

On April 1, 2025 (the “ Evergreen Closing Date”), the Company acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Evergreen Merger Agreement. Evergreen is a clinical-stage radiopharmaceutical company engaged in CDMO services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Merger, the Company remitted an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Evergreen Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Merger, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per terms of the merger agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

In the event of achievement of specified milestones, the Company would be required to pay up to an additional $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation for sales milestones and a probability-weighted DCF approach for

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

development and commercialization milestones. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s condensed consolidated balance sheets at September 30, 2025.

The acquisition date fair value of the consideration transferred in the Evergreen Merger consisted of the following (in thousands):

(in thousands)
Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

The Evergreen Merger was accounted for as an acquisition of a business under ASC 805, “Business Combinations (“ASC 805”),” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s consolidated statements of operations.

As of September 30, 2025, the purchase accounting for the Evergreen Merger has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$8,065
Accounts receivable, other(1)	2,758
Prepaid expenses and other current assets	459
Property, plant and equipment, net	16,711
Intangibles(2)	215,000
Deferred tax assets	18,112
Other long-term assets	1,424
Total identifiable assets acquired	262,529
Liabilities assumed:
Accounts payable	(1,964)
Accrued expenses and other liabilities	(754)
Deferred tax liabilities	(55,718)
Other long-term liabilities	(848)
Total liabilities assumed	(59,284)
Net assets acquired	$203,245
Purchase consideration	$319,466
Goodwill(3)	$116,221

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $116.2 million recognized in connection with the Evergreen Merger is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $5.8 million and $23.3 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three and nine months ended September 30, 2025, respectively. These costs are recorded in operating expenses in the condensed consolidated statements of operations.

The results of operations attributable to the Evergreen Merger for the three and nine months ended September 30, 2025 were not material. Pro forma information has not been included as this acquisition did not have a material impact on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Life Molecular Imaging Ltd.

On July 21, 2025, Lantheus Radiopharm UK acquired the entire issued share capital of Life Molecular pursuant to the LMI Purchase Agreement with Life Medical, Life Healthcare Group Holdings Limited and Lantheus Medical as Lantheus Radiopharm UK’s guarantor (such acquisition, the “LMI Acquisition”). Life Molecular possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, Europe, the United Kingdom, Switzerland, China, Japan, South Korea, Taiwan, among other markets worldwide. As consideration for the LMI Acquisition, the Company remitted an upfront payment of $355.2 million in cash to Life Medical.

In connection with the LMI Acquisition, the Company could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments as a percentage of and upon achievement of specified net sales thresholds, respectively, of Neuraceq and other pipeline assets. Additionally, the Company assumed a contingent consideration liability owed to Piramal (see Note 4, “Fair Value of Financial Instruments”), which is excluded from the computation of provisional purchase consideration.

The potential remaining earn-out and milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation in a risk-neutral framework. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s condensed consolidated balance sheets at September 30, 2025.

The acquisition date fair value of the provisional consideration transferred in the LMI Acquisition consisted of the following:

(in thousands)
Cash consideration	$355,204
Fair value of contingent consideration	27,000
Total purchase consideration	$382,204

The LMI Acquisition was accounted for as an acquisition of a business under ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s consolidated statements of operations.

As of September 30, 2025, the purchase accounting for the LMI Acquisition has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$46,193
Accounts receivable, other(1)	$25,123
Inventory	$1,125
Prepaid expenses and other current assets	$1,974
Property, plant and equipment, net	$4,979
Intangibles(2)	$394,000
Deferred tax assets	$15,993
Other long-term assets	$11,524
Total identifiable assets acquired	$500,911
Liabilities assumed:
Accounts payable	$(5,715)
Accrued expenses and other liabilities	$(24,655)
Deferred tax liabilities	$(72,897)
Other long-term liabilities	$(79,904)
Total liabilities assumed	$(183,171)
Net assets acquired	$317,740
Purchase consideration	$382,204
Goodwill(3)	$64,464

(1)
The value approximates the gross contractual amount of accounts receivables. The contractual amount not expected to be collected is immaterial.
(2)
Intangible assets acquired consisted of IPR&D and currently marketed products. The estimated fair values of the IPR&D and currently marketed product assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 23.5% and 23.0% for IPR&D and currently marketed products, respectively. IPR&D cash flows have been probability-adjusted to reflect the risks of technical and regulatory success of the products, which the Company believes are appropriate and representative of market participant assumptions. The Company estimates that the acquired currently marketed product asset has a useful life of 10.5 years.
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Life Molecular’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $64.5 million recognized in connection with the Life Molecular Merger is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $22.2 million and $27.6 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three and nine months ended September 30, 2025. These costs are recorded in operating expenses in the condensed consolidated statements of operations.

The results of operations attributable to the LMI Acquisition for the three and nine months ended September 30, 2025 were not material. Pro forma information has not been included as this acquisition did not have a material impact on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Acquisition of Assets

Strategic Agreements with Perspective Therapeutics, Inc.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 8, 2024, the Company entered into an agreement with Perspective to participate in Perspective’s next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company purchased an additional 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. On June 14, 2024, Perspective effected a 1-for-10 reverse stock split, after which the Company held 11,677,339 shares of Perspective’s common stock. At September 30, 2025, the Company held 11,677,339 Perspective Shares, which represents approximately 16.0% of Perspective Shares outstanding. The Company holds less than 20% of the outstanding Perspective Shares and therefore does not have the ability to exercise significant influence over the operating and financial policies of Perspective because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Perspective Shares.

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

None of these options and rights have been exercised as of September 30, 2025.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $28.0 million was recognized in R&D expenses during the three months ended March 31, 2024.

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

During the third quarter of 2024, the Company purchased 149,625,180 Radiopharm Shares at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, the Company purchased an additional 133,333,333 Radiopharm Shares at the fair market offering price of approximately $0.04 per share, for $5.0 million in the aggregate. At September 30, 2025, the Company held 282,958,513 Radiopharm Shares, which represents approximately 12.0% of Radiopharm Shares outstanding. Since the Company holds less than 20% of the outstanding Radiopharm Shares, it does not have the ability to exercise significant influence over the operating and financial policies of Radiopharm. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Radiopharm.

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

Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. Additionally, the Company is required to pay the Meilleur Stockholders up to double-digit royalty payments for any research revenue and commercial sales.

RM2 Asset Purchase

On July 3, 2024, the Company acquired from Life Molecular the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between the Company and Life Molecular, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). Pursuant to the RM2 Sublicense Agreement, the Company made a €5.0 million milestone payment related to regulatory activities, and could have paid up to an additional €127.5 million in regulatory and development milestone payments upon achievement of clinical trial thresholds and approvals in different regions, up to €280 million in net sales milestones if products were commercialized and met certain sales thresholds, and royalties on net sales of RM2.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $5.4 million in the first quarter of 2025 and $36.0 million in the third quarter of 2024 were recognized in R&D expenses related to the RM2 Asset Purchase.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million; (ii) assign the right to future payments from Life Molecular to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2 Amendment”). The Company determined that the RM2 Amendment did not constitute settlement of a pre-existing relationship in accordance with ASC 805, and concluded that the amendment represented a modification to the RM2 Sublicense Agreement, whereby the Company did not reacquire any incremental rights or assets. Accordingly, the Company will continue to account for the RM2 Sublicense Agreement as an asset acquisition, separate from the LMI Acquisition.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Program third-party research and development expenses	$15,453	$7,739	$32,820	$17,542
Other research and development expenses(1)	32,572	16,409	97,008	115,231
Total research and development expenses	$48,025	$24,148	$129,828	$132,773

(1)
Other R&D expenses consist of all other R&D costs incurred for the benefit of multiple R&D programs, including legal, employee costs, depreciation, information technology, other facility-bases expenses and other third-party costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential or pending acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses from such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion and penetration for our established commercial products, particularly PYLARIFY, DEFINITY and Neuraceq, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (iii) the availability of raw materials, key components, and equipment, either used in the production of our products and product candidates, or by healthcare professionals (“HCPs”) of our products and product candidates, including, but not limited to positron emission tomography (“PET”) scanners for PYLARIFY, Neuraceq, MK-6240 and NAV-4694; (iv) our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for our new formulation of our F-18 prostate-specific membrane antigen (“PSMA”) PET imaging agent, to complete the technology transfer across our PET manufacturing facilities (“PMF”) network for such new formulation, and to obtain adequate coding, coverage and payment, including transitional pass-through payment status (“TPT Status”), for such new formulation; (v) our ability to satisfy our obligations under our existing clinical development partnerships using MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to MK-6240 and NAV-4694, and to further develop and commercialize MK-6240 and NAV-4694 as approved products; (vi) our ability to successfully integrate acquisitions, including of Life Molecular and Evergreen, including the potential for unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vii) our ability to complete the sale of our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. on the proposed terms and on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and satisfaction of other closing conditions to consummate the transaction, unforeseen expenses related to the divestiture, and failure to realize the expected benefits of the transaction; (viii) our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 edotreotide Injection, which may be used in conjunction with a PET scan to stage and localize gastroenteropancreatic neuroendocrine tumors in adult and pediatric patients, and approval for PNT2003, and to be successful in the patent litigation associated with PNT2003; (ix) the cost, efforts and timing for clinical development, regulatory approval, adequate coding, coverage and payment and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake; (x) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products; and (xi) the effect that changes to management, including turnover in our leadership and senior management team, could have on our business.

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

Overview

Our Business

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our leading Radiopharmaceutical Oncology products help HCPs Find, Fight and Follow cancer. Our leading Precision Diagnostic products assist HCPs to Find and Follow diseases. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. We are headquartered in Massachusetts with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

Our commercial products are used by cardiologists, internal medicine physicians, neurologists, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. We believe that our diagnostic products provide information that enables HCPs to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk, and limit overall costs.

We produce and market our products throughout the United States (the “U.S.”), selling primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies. We generally sell our products outside the U.S. through a combination of direct distribution in Canada and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America, and South America.

Recent Developments

We continue to execute on our strategy to evolve into a fully integrated radiopharmaceutical company, supported by our increasingly diversified portfolio and our targeted initiatives to expand our pipeline, commercial, development and manufacturing capabilities. Over the past year, we announced multiple strategic transactions, which furthered our goal to focus on new markets and expand and diversify our capabilities and development pipeline with complementary assets. Some of our recent developments include the following:

Leadership Transition Plan

On November 6, 2025, we announced that Brian Markison, our Chief Executive Officer (“CEO”), notified us that he will retire from the Company effective December 31, 2025 (the “Effective Date”). In connection with his retirement, Mr. Markison will also resign from our Board of Directors (“Board”) on the Effective Date. We also announced that Mary Anne Heino, the Chair of our Board, has been appointed to serve as our Executive Chair effective November 7, 2025 (the “Appointment Date”) and will serve as our principal executive officer as of the Appointment Date. Following Mr. Markison’s retirement at the end of the year, Ms. Heino will lead the Company as interim CEO until such time as the Board completes the comprehensive search process that it initiated to identify and appoint the Company’s next CEO. Mr. Markison has agreed to serve as a strategic advisor to the Company through at least March 31, 2026.

Separately, we announced that Paul Blanchfield, our President, has accepted a role at another company and is leaving the Company. In addition, Amanda Morgan will return from leave and continue in her role as Chief Commercial Officer, reporting directly to Ms. Heino.

Grant of Prescription Drug User Fee Act (“PDUFA”) Date for LNTH-2501

On October 30, 2025, we announced that the FDA had established a PDUFA date for LNTH-2501. LNTH-2501 is a diagnostic kit for the preparation of Gallium-68 edotreotide Injection, indicated for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients. The FDA has set a PDUFA target action date of March 29, 2026.

Acceptance of New Drug Application for MK-6240

On October 27, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for MK-6240, our investigational F-18 tau-targeted PET imaging agent for the detection of tau neurofibrillary tangle pathology in patients with cognitive impairment being evaluated for Alzheimer’s disease. During the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. This data from these two studies supported our NDA submission to the FDA. MK-6240 previously received Fast Track designation from the FDA for its potential to address an unmet medical need in Alzheimer’s disease diagnostics. The FDA has set a PDUFA target action date of August 13, 2026.

Exclusive License for Prostate Cancer Imaging Agent Piflufolastat F-18 in Japan

On September 24, 2025, we announced an exclusive licensing agreement for GE HealthCare Limited (“GE HealthCare”) to develop, manufacture, and commercialize Lantheus’ piflufolastat F-18 PET imaging agent (marketed in the U.S. as PYLARIFY) in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE HealthCare will pay us an upfront license fee, development milestones and tiered royalties based on product sales in Japan.

Acceptance of NDA for PSMA PET Imaging Agent

On August 6, 2025, we announced that the FDA had accepted our NDA for a new formulation of our F-18 PSMA PET imaging agent, filed by our subsidiary Aphelion, and that the FDA set a PDUFA target action date of March 6, 2026. The new formulation was designed to optimize the manufacturing process and potentially increase the batch size of our F-18 PSMA PET imaging agent by approximately 50%. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) for the new formulation, including obtaining three years of TPT Status.

Share Repurchase Program

On July 31, 2025, our Board authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized by the Board in November 2024 to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”), including the remaining unused amounts under the 2024 Program, and authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of its common stock, and we may suspend or discontinue the 2025 Program at any time. We repurchased 1.8 million shares for approximately $100.0 million under the 2025 Program, in the three months ended September 30, 2025 .

Acquisition of Life Molecular Imaging Ltd.

On July 21, 2025, we acquired Life Molecular, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited (“Life Medical”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement” and, such acquisition, the “LMI Acquisition”). Life Molecular is dedicated to advancing novel PET radiopharmaceutical diagnostics and is based in Berlin, Germany. Life Molecular possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, Europe, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan, among other markets worldwide.

As consideration for the LMI Acquisition, we remitted an upfront payment of $355.2 million in cash, and could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments. Additionally, we assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to a Securities Purchase Agreement between Piramal and Life Molecular.

Previously, on July 3, 2024,we acquired from Life Molecular the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Life Molecular, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). In addition and pursuant to the RM2 Sublicense Agreement, we paid a €5.0 million milestone payment related to regulatory activities in March 2025.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million; (ii) assign the right to future payments from Life Molecular to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2 Amendment”). We determined that the RM2 Amendment did not constitute settlement of a pre-existing relationship in accordance with Accounting Standards Codification 805, “Business Combinations”, and concluded that the amendment represented a modification to the RM2 Sublicense Agreement, whereby we did not reacquire any incremental rights or assets. Accordingly, we will continue to account for the RM2 Sublicense Agreement as an asset acquisition, separate from the LMI Acquisition. We may be required to pay Life Medical additional milestone payments and royalties in connection with the RM2 Asset Purchase. GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers, including prostate, breast and lung. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We intend to submit investigational new drug applications in support of a Phase 1b/2 clinical trial with the LNTH-2401/LNTH-2402 theranostic pair in prostate cancer patients in the fourth quarter of 2025.

For more information on the acquisition of the global rights to RM2, see Note 18, “Acquisitions” in our condensed consolidated financial statements herein.

Acquisition of Evergreen Theragnostics, Inc.

On April 1, 2025, we acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of our subsidiary with and into Evergreen, with Evergreen surviving as our wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Merger, we remitted an upfront payment of $276.4 million in cash. In the event of achievement of specified milestones, we would be required to pay up to an additional $727.5 million in cash, which may be adjusted pursuant to the Evergreen Merger Agreement, as described therein.

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

Acquisition of NAV-4694

On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory and commercial milestones related to NAV-4694. We will also be required to pay a double-digit royalty on research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. We expect to submit an NDA for NAV-4694 in 2026. In May 2025, we paid AstraZeneca AB (“AstraZeneca”), a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca, pursuant to a license agreement between AstraZeneca and Meilleur related to NAV-4694.

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

During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) at the fair market offering price of approximately $0.03 per share, for an aggregate purchase price of approximately $5.0 million. In January 2025, we purchased an additional 133,333,333 Radiopharm Shares at the fair market price of approximately $0.04, for an aggregate purchase price of approximately $5.0 million. At September 30, 2025, we held 282,958,513 Radiopharm Shares.

For more information, see Note 18, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements herein.

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

Key Factors Affecting Our Results

Our business and financial performance have been, and continue to be, impacted by the following:

PYLARIFY and PSMA PET Revenue

PYLARIFY, an F-18-labeled PET imaging agent targeting PSMA, was approved by the FDA in May 2021 and commercially launched in the U.S. in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in patients with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated prostate-specific antigen levels. PYLARIFY is available through a diverse, multi-partner network of PMFs, including both commercial and academic partners.

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

Growth and revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and the related changes to Medicare fee-for-service (“FFS”) hospital outpatient payment. Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from CMS in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography procedure in that setting. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognized the value and need for broad access to diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”) for the approximately 20% of patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Effective January 1, 2025, CMS began maintaining separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for the approximately 20% of patients with traditional Medicare FFS in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In July 2025, CMS released the proposed rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 Proposed OPPS Rule”). In the CMS 2026 Proposed OPPS Rule, CMS stated that it continues to believe Average Sales Price (“ASP”) data from manufacturers generally is insufficient for payment and that it is seeking comments on how CMS can ensure more consistent, validated, and universal reporting. We have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals.

Our plan to successfully grow our PSMA PET franchise includes obtaining approval for and commercializing a new formulation of our F-18 PSMA PET imaging agent, conveying our product’s commercial and clinical value, negotiating and realizing the benefits from strategic contracts with customers in the U.S., expanding PSMA PET in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the U.S. On August 6, 2025, we announced that the FDA has accepted our NDA for a new formulation of our F-18 PSMA PET imaging agent. Internationally, we previously licensed exclusive rights to Curium Pharma (“Curium”) to develop and commercialize piflufolastat F-18 in Europe, where it is being commercialized in the European Union under the brand name PYLCLARI. In September 2025, we entered into an exclusive licensing agreement for GE HealthCare to develop, manufacture, and commercialize piflufolastat F-18 in Japan for prostate cancer diagnostics and companion diagnostic use. We have also entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” in our Form 10-K for the year ended December 31, 2024.

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

Neuraceq Revenue

Neuraceq, an F-18 labeled PET imaging agent that binds selectively to beta-amyloid plaques in the brain, was approved by the FDA in 2014. Neuraceq is a radioactive diagnostic agent indicated for PET imaging of the brain to estimate amyloid beta neuritic plaque density in adult patients with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline, and selection of patients who are indicated for amyloid beta-directed therapy as described in the prescribing information of the therapeutics products. Additional indications of Neuraceq were approved in 2025 to include selection of patients for amyloid-targeting therapies and quantitative PET analysis.

We believe future growth in Neuraceq revenue will depend on: (i) increased adoption and utilization of beta-amyloid PET and anti-amyloid therapeutics; (ii) increased educational efforts to drive awareness and adoption; (iii) increased utilization based on the updated Neuraceq package insert providing for use in patient selection for anti-amyloid therapies; and (iv) our ability to quantify amyloid beta neuritic plaque levels. Additionally, Neuraceq revenue growth depends on expanded geographical access to Neuraceq, which in turn depends on our ability to increase Neuraceq manufacturing capacity at existing manufacturing sites, and enhance utilization at organic and new contracted imaging centers.

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

•
Strategic Partnerships – We seek to monetize our assets through our Strategic Partnerships business, which includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. For example, we licensed the commercialization rights for piflufolastat F-18 in Europe to Curium, where it is now commercialized under the brand name PYLCLARI, for flurpiridaz, which received FDA approval in 2024 under the brand name Flyrcado, to GE HealthCare for coronary artery disease diagnosis, and for piflufolastat F-18 in Japan to GE HealthCare for prostate cancer diagnostics and companion diagnostic use.
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
•
Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical companies to support their research and development (“R&D”) of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression. MK-6240 is a widely utilized tau

PET tracer in Alzheimer’s disease studies with over 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. NAV-4694 is also being used in academic and industry sponsored clinical trials.
•
CDMO – Through the Evergreen Merger, we acquired a Good Manufacturing Practices certified radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.

Inventory Supply & Third-Party Suppliers

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

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY and Neuraceq, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing and distribution, which takes place at multiple PMF manufacturing partner sites that produce and deliver doses for us across the U.S. Our TechneLite generators and Xenon-133 are manufactured at our facilities in North Billerica, Massachusetts.

Research and Development Expenses

To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:

•
For PYLARIFY, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. We are also conducting a study using piflufolastat to diagnose and describe the extent of clear cell renal carcinoma in patients.
•
For our PSMA PET franchise, we developed a new formulation of our F-18 PSMA PET imaging agent and filed an NDA, which was accepted by the FDA. The new formulation was designed to optimize the manufacturing process and potentially increase the batch size of our F-18 PSMA PET imaging agent by approximately 50%.
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
•
For LNTH-2501, we acquired the rights to the investigational asset through our acquisition of Evergreen. The FDA established a PDUFA target action date for LNTH-2501 of March 29, 2026. The application for approval of LNTH-2501 was submitted under FDA’s 505(b)(2) pathway.
•
For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In 2024, we held a pre-NDA meeting with the FDA, and during the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies support an NDA submission to the FDA that we filed during the third quarter of 2025. The FDA accepted our NDA and set a PDUFA target action date of August 13, 2026.
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
•
For LNTH-2515 (florbetaben F18 injection) is approved in the US and certain other countries for a different indication and is commercialized under the brand name Neuraceq, The FDA has granted Fast Track designation for the development of LNTH-2515 imaging for the diagnosis of amyloid light chain and transthyretin amyloid cardiomyopathy cardiac amyloidosis.
•
For LNTH-1363S, in collaboration with Ratio Therapeutics LLC (previously NoriaTherapeutics Inc.), we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We initiated a Phase 1/2a study in patients in 2024.
•
For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, paid a $5.4 million milestone payment related to regulatory activities, and could potentially make additional milestone and royalty payments in the future. We plan to initiate a Phase 1b/2 study in prostate cancer patients in 2026.
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

PNT2002

Under the terms of the PNT2002 License Agreement, we paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $250.0 million. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to review the available PNT2002 data, we do not currently plan to pursue an NDA or further invest in this asset.

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

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percent data)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Revenues	$384,014	$378,734	$5,280	1.4%	$1,134,823	$1,142,800	$(7,977)	(0.7%)
Cost of goods sold	161,648	136,608	25,040	18.3%	433,746	403,054	30,692	7.6%
Gross profit	222,366	242,126	(19,760)	(8.2%)	701,077	739,746	(38,669)	(5.2%)
Operating expenses
Sales and marketing	48,828	43,719	5,109	11.7%	132,372	134,300	(1,928)	(1.4%)
General and administrative	81,898	40,516	41,382	102.1%	205,229	135,820	69,409	51.1%
Research and development	48,025	24,148	23,877	98.9%	129,828	132,773	(2,945)	(2.2%)
Total operating expenses	178,751	108,383	70,368	64.9%	467,429	402,893	64,536	16.0%
Gain on sale of assets	—	—	—	N/A	—	6,254	(6,254)	(100.0%)
Operating income	43,615	133,743	(90,128)	(67.4%)	233,648	343,107	(109,459)	(31.9%)
Interest expense	4,950	4,903	47	1.0%	14,671	14,624	47	0.3%
Investment in equity securities - unrealized gain	(1,160)	(37,325)	36,165	(96.9%)	(871)	(75,492)	74,621	(98.8%)
Other income	(2,556)	(9,953)	7,397	(74.3%)	(23,579)	(27,785)	4,206	(15.1%)
Income before income taxes	42,381	176,118	(133,737)	(75.9%)	243,427	431,760	(188,333)	(43.6%)
Income tax expense	14,610	45,025	(30,415)	(67.6%)	63,956	107,528	(43,572)	(40.5%)
Net income	$27,771	$131,093	$(103,322)	(78.8%)	$179,471	$324,232	$(144,761)	(44.6%)

Comparison of the Periods Ended September 30, 2025 and 2024

Revenues

We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and historically included AZEDRA. In the first quarter of 2024, we discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, Neuraceq (which we acquired on July 21, 2025 as part of our acquisition of Life Molecular), TechneLite, and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our investigational products, such as MK-6240 and NAV-4694 in clinical trials as research tools. This category of revenues also includes royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us as well as CDMO revenue generated by Evergreen, which we acquired on April 1, 2025.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
PYLARIFY	$240,616	$259,756	$(19,140)	(7.4)%	$748,912	$791,881	$(42,969)	(5.4)%
Other radiopharmaceutical oncology	—	—	—	—%	—	384	(384)	(100.0)%
Total radiopharmaceutical oncology	240,616	259,756	(19,140)	(7.4)%	748,912	792,265	(43,353)	(5.5)%
DEFINITY	81,785	76,965	4,820	6.3%	244,935	231,629	13,306	5.7%
Neuraceq	20,442	—	20,442	100.0%	20,442	—	20,442	100.0%
TechneLite	21,127	20,480	647	3.2%	65,820	70,380	(4,560)	(6.5)%
Other precision diagnostics	6,339	6,282	57	0.9%	18,672	18,039	633	3.5%
Total precision diagnostics	129,693	103,727	25,966	25.0%	349,869	320,048	29,821	9.3%
Strategic partnerships and other revenue	13,705	15,251	(1,546)	(10.1)%	36,042	30,487	5,555	18.2%
Total revenues	$384,014	$378,734	$5,280	1.4%	$1,134,823	$1,142,800	$(7,977)	(0.7)%

The increase in revenues for the three months ended September 30, 2025, as compared to the same period of 2024, was primarily driven by revenues generated from sales of Neuraceq subsequent to our acquisition of Life Molecular in July 2025 and an increase in revenue from contract manufacturing services generated subsequent to our acquisition of Evergreen in April 2025, in both cases for which there were no comparable amounts in the same period of 2024, as well as an increase in DEFINITY sales volume. These increases were partially offset by a decrease in the net sales price of PYLARIFY.

The decrease in revenues for the nine months ended September 30, 2025, as compared to the same period of 2024, was primarily driven by a decrease in net sales price of PYLARIFY and a decrease in sales volume of TechneLite. These decreases were partially offset by revenues generated from sales of Neuraceq subsequent to our acquisition of Life Molecular in July 2025 and revenue from contract manufacturing services generated subsequent to our acquisition of Evergreen in April 2025, in both cases, for which there were no comparable amounts in the same period of 2024, as well as by an increase in DEFINITY sales volume and a milestone achievement for the first commercial sale of Flyrcado by GE HealthCare.

Rebates and Allowances

Estimates for rebates and allowances represent our estimated obligations under contractual arrangements with third parties. Rebate accruals and allowances are recorded in the same period the related revenue is recognized, resulting in a reduction in revenue and the establishment of a liability which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations, and certain distributor related commissions. The calculation of the accrual for these rebates and allowances is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

An analysis of the amount of, and change in, reserves for rebates and allowances is summarized as follows:

(in thousands)	Rebates and Allowances
Balance at January 1, 2025	$25,248
Provision related to current period revenues	115,560
Payments or credits made during the period	(76,996)
Balance at September 30, 2025	$63,812

Gross Profit

The decrease in gross profit for the three and nine months ended September 30, 2025, as compared to the prior year periods, is primarily due to the decrease in PYLARIFY net sales price. These decreases were partially offset by an increase in gross profit resulting from sales of Neuraceq subsequent to our acquisition of Life Molecular in July 2025 and revenue generated from contract manufacturing services subsequent to our acquisition of Evergreen in April 2025.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses increased $5.1 million for the three months ended September 30, 2025 due primarily to the increased sales costs in connection with sales of Neuraceq and provision of contract manufacturing services and employee-related costs subsequent to our acquisitions of Life Molecular and Evergreen, respectively.

Sales and marketing expenses decreased $1.9 million for the nine months ended September 30, 2025, as compared to the prior year period primarily due to an overall decrease in third-party vendor and other marketing spend. In addition, the decrease for the nine months ended September 30, 2025 included a one-time investment in a brand campaign launch for PYLARIFY that took place during the three months ended March 31, 2024, as well as the cessation in 2025 of launch support related to PNT2002. This was partially offset by increased sales and employee-related costs in connection with sales of Neuraceq and provision of contract manufacturing services subsequent to our acquisitions of Life Molecular and Evergreen, respectively.

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

General and administrative expenses increased $41.4 million and $69.4 million for the three and nine months ended September 30, 2025, respectively, as compared to prior year periods. This was primarily driven by the impact of the acquisitions of Evergreen in April 2025 and Life Molecular in July 2025, including increased professional fees and employee-related costs, such as stock-based compensation expense, in the three and nine months ended September 30, 2025, as compared to the same prior year periods.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses increased $23.9 million for the three months ended September 30, 2025, as compared to the same prior year period. This was primarily driven by the impact of the acquisitions of Life Molecular in July 2025 and Evergreen in April 2025. In addition, investments to advance late-stage assets MK-6240 and NAV-4694, as well as investments to progress LNTH-2403, also resulted in higher R&D costs.

R&D expenses decreased $2.9 million for the nine months ended September 30, 2025, as compared to the same period of 2024. This was primarily driven by the upfront payment of $36.0 million to Life Molecular to sublicense LNTH-2401 and LNTH-2402, an upfront option payment of $28.0 million to Perspective, as well as $2.0 million to Radiopharm to sublicense LNTH-2403 and LNTH-2404, in each case during the prior year period for which there were no comparable amounts paid during the nine months ended September 30, 2025. These decreases were partially offset by a payment to AstraZeneca of $10.0 million to reduce future royalty obligations for NAV-4694, expenses related to the acquisitions of Evergreen and Life Molecular and increases in project costs related to assets acquired in 2024 including LNTH-2401, LNTH-2402, LNTH-2403, and NAV-4694.

Investment in Equity Securities - Unrealized Gain

Each quarter, our investments in equity securities of Radiopharm and Perspective are revalued to market price. Investment in equity securities - unrealized gain decreased $36.2 million for the three months ended September 30, 2025, as compared to the same period of 2024. We recorded an unrealized gain on the investment in Radiopharm of $1.2 million and an unrealized loss on the investment in Perspective of $0.1 million during the three months ended September 30, 2025, compared to an unrealized gain on the investment in Perspective of $39.5 million offset by an unrealized loss on the investment in Radiopharm of $2.1 million for the three months ended September 30, 2024.

Investment in equity securities - unrealized gain decreased $74.6 million for the nine months ended September 30, 2025, compared to the same period of 2024. For the nine months ended September 30, 2025, we recorded an unrealized loss on the investment in Radiopharm of $2.0 million and recorded an unrealized gain on the investment in Perspective of $2.8 million. This is compared to an unrealized gain on the investment in Perspective of $77.6 million offset by an unrealized loss on the investment in Radiopharm of $2.1 million for the nine months ended September 30, 2024.

Other Income

Other income decreased $7.4 million and $4.2 million for the three and nine months ended September 30, 2025 compared to the same periods of 2024, primarily due to a decrease in interest income on lower average cash balances after the acquisitions of Evergreen in April 2025 and Life Molecular in July 2025. The decrease for the nine month period was partially offset by a $4.7 million adjustment recorded in the first quarter of 2025 to reduce the previous estimate of remediation costs related to the potential decommissioning of our facilities of their radioactive-related operations. See Note 10, “Asset Retirement Obligations,” for more information on our asset retirement obligation.

Income Tax Expense

Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	34.5%	25.6%	26.3%	24.9%

Our effective tax rate for the three months ended September 30, 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes, non-deductible stock compensation and non-deductible acquisition-related costs, partially offset by tax credits. Our effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible acquisition-related costs, partially offset by tax credits.

The increase in the effective income tax rate for the three and nine months ended September 30, 2025 is primarily due to the increase in non-deductible stock compensation and non-deductible acquisition-related costs, partially offset by tax credits.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$299,963	$387,020
Net cash used in investing activities	$(615,658)	$(219,413)
Net cash used in financing activities	$(215,798)	$(14,877)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $300.0 million in the nine months ended September 30, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable which was attributable to the timing of payments to large vendors. The primary working capital uses of cash include an increase in trade receivables associated primarily with the timing of billings and collections, an increase in inventory related to the timing of batch processes and an increase in income tax receivable. In addition, we recognized a nonrecurring post-combination expense attributed to the acceleration of historical Evergreen stock awards of $7.5 million.

Net cash provided by operating activities of $387.0 million in the nine months ended September 30, 2024 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, charges incurred in connection with the Perspective in-process research and development exclusive license options, charges related to Radiopharma’s licensed assets, charges related to Life Molecular’s RM2 license, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash were the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was driven by $268.9 million paid to the former holders of Evergreen Shares for the acquisition of Evergreen, net of cash acquired, $309.0 million paid for the acquisition of Life Molecular net of cash acquired, $5.0 million used to purchase equity securities, a $5.4 million milestone payment made related to RM2 and $27.3 million of capital expenditures.

Net cash used in investing activities during the nine months ended September 30, 2024 was driven by an upfront option payment of $28.0 million to Perspective, $36.0 million of payments for the Life Molecular asset purchase, $42.9 million payments to Meilleur Stockholders for the acquisition of Meilleur, $2.0 million for the Radiopharm asset purchase $83.2 million for the purchase of equity securities, and $35.3 million of capital expenditures, partially offset by net cash proceeds of $8.0 million from the sale of the Somerset Facility sublease and associated assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 is primarily attributable to the repurchase of our common stock for approximately $200.0 million, the payments for minimum statutory tax withholding related to net share settlement of equity awards of $25.2 million and payments for finance leases of $0.8 million, offset by proceeds of $10.2 million from stock option exercises and issuance of common stock.

Net cash used in financing activities during the nine months ended September 30, 2024 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $21.7 million, offset by proceeds of $7.2 million from stock option exercises and issuance of common stock.

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

As of September 30, 2025, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.

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

On July 31, 2025, the Board authorized the 2025 Program, which replaces the 2024 Program, including the remaining unused portion of the 2024 Program. Pursuant to the 2025 Program, we may repurchase up to $400.0 million in shares of our common stock through December 31, 2027, from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The actual timing, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock. During the three months ended September 30, 2025, we repurchased 1.8 million shares of our common stock for an aggregate purchase price of approximately $100.0 million under the 2025 Program. During the nine months ended September 30, 2025, we also repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program. As of September 30, 2025, we have repurchased a total of approximately 1.8 million shares under the 2025 Program and 2.4 million shares under the 2024 Program for a total of approximately $300.0 million. A total of approximately $300.0 million of shares of our common stock remain available for repurchase under the 2025 Program.

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

Funding Requirements

Our future capital requirements will depend on many factors, including:

•
The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY, DEFINITY and Neuraceq (which we acquired on July 21, 2025 as part of our acquisition of Life Molecular), as well as any additional products that we may market in the future;
•
Revenue mix shifts and associated volume and selling price changes that could result from additional competition or changes in customers’ product demand;
•
The continued costs of the ongoing commercialization of our products;

•
The costs involved in launch preparation activities in anticipation of potential regulatory approvals;
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
•
The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance, intellectual property, security law or other claims, including the patent infringement claim related to the filing of our ANDA for PNT2003, our patent infringement lawsuit against a healthcare-related imaging software developer and the putative securities class action against us;
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

At September 30, 2025, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $382.0 million of cash and cash equivalents as of September 30, 2025. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2024.

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

Equity Investment Risk

As of September 30, 2025, our recorded carrying value of investments in equity securities was $45.5 million, comprised of our equity investments in Perspective and Radiopharm, and is recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the U.S. Food and Drug Administration (“FDA”) to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the U.S., we continue to seek qualification for additional PMFs in 2025 and can give no assurance that the FDA will continue to approve PMFs in accordance with our expansion plans to meet product demand or that PYLARIFY will be available at the specific time of day preferred by the end-users or that our expansion plans accurately predict demand growth. To the extent that PYLARIFY is not available at preferred times, end users have, in some instances, switched all or a portion of their use to available competitive products. If FDA approval of manufacturing sites is delayed or withdrawn or if FDA requirements relating to site approval change impacting our ability to meet demand for PYLARIFY or end users scheduling needs or if we invest to extend our PMF network and demand does not grow to meet the expanded capacity, our business, results of operations, financial condition and cash flows would be adversely affected.

Obtaining adequate coding, coverage, and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/computed tomography (“CT”) imaging procedures. The Healthcare Procedure Coding System code for PYLARIFY, which enables streamlined billing, went into effect as of January 1, 2022. PYLARIFY also had TPT Status from January 1, 2022 until December 31, 2024, which enabled traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. After expiry of TPT Status, diagnostic radiopharmaceuticals, such as, PYLARIFY, historically would not have been separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not have adequately covered the total cost of the procedure with the diagnostic radiopharmaceutical for all hospitals. In November 2024, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”). The CMS 2025 OPPS Rule became effective on January 1, 2025~~,~~ pursuant to which previously packaged diagnostic radiopharmaceuticals are now “unbundled” with payments being made separately for any diagnostic radiopharmaceutical with a per day cost greater than $630 based on their mean unit cost (“MUC”). For approximately 20% of patients estimated to be impacted by changes in reimbursement in the hospital outpatient setting, these changes enable hospitals that use innovative diagnostic radiopharmaceuticals, including PYLARIFY, to continue to be paid separately by CMS following the expiry of TPT Status at a rate that reflects MUC. The calendar year 2025 payment rate for PYLARIFY is based on MUC and is less than the Average Sales Price (“ASP”)-based amount that was paid during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, including a new PSMA PET imaging agent with TPT Status effective on October 1, 2025, and hospital use of those products, for the approximately 20% of patients with traditional Medicare fee-for-service (“FFS”) in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC, which could provide a financial incentive to use an imaging agent other than PYLARIFY. In July 2025, CMS released the proposed rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 Proposed OPPS Rule”). In the CMS 2026 Proposed OPPS Rule, CMS stated that it continues to believe ASP data available from manufacturers generally is insufficient as a basis for determining payment and that it is seeking comments on how CMS can ensure more consistent, validated, and universal reporting. We have reported and continue to report ASP for PYLARIFY, have engaged with CMS on the methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. However, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not continue to impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Growth of PYLARIFY is also dependent on our ability to promote PYLARIFY to customers, to clinically and commercially differentiate PYLARIFY from other products on the market, to enter into and realize the benefits of strategic contracts with customers and to maintain PYLARIFY as the most utilized PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved, for which discounts related to those other agents have been offered to customers and for which TPT Status may be available. PYLARIFY currently competes with three commercially available Gallium-68-based PSMA PET imaging agents, two from Telix Pharmaceuticals Limited and one from Novartis AG and an F-18 PSMA PET imaging agent from Blue Earth Diagnostics Ltd. (“Blue Earth”), as well as other non-PSMA PET imaging agents. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. Growth and revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and a potential economic difference that could result for the approximately 20% of patients with traditional Medicare FFS in the hospital outpatient setting based on the CMS 2025 OPPS Rule, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and continued promotion and education regarding PYLARIFY’s clinical and commercial attributes. Our ability to negotiate and realize the benefits from strategic contracts is also key to our ability to maintain and expand market share. Despite these efforts, we have seen net price compression and lost market share to certain competitors that have later approved products with TPT Status at a time when PYLARIFY’s TPT Status has expired, and we may experience further net price compression or lose market share to these or future competitive products due to reimbursement status due to the impact of any potential generic entrant to the market or the potential that additional rebates may be offered to customers, including when a PSMA PET imaging agent is purchased as one part of a broader portfolio of products. Such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows.

Our success in growing PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for new patient populations, such as patients with favorable intermediate-risk prostate cancer, and potentially for updates to the label, including for patient selection for PSMA-targeted therapeutics. For example, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use of PYLARIFY. Similarly, we believe the approval of PLUVICTO for the treatment of adult patients with PSMA-positive metastatic castration-resistant prostate cancer created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. We can give no assurances as to how current clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY in new patient populations, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

We also depend on some of our PMF partners to accept, produce and deliver orders, invoice customers, collect payments and to report related information to us. To the extent our PMF partners are unsuccessful in generating sales, accepting, producing and delivering orders, invoicing customers, collecting payments or reporting to us, or where we are responsible, if we are unsuccessful in accepting orders, ensuring timely production and delivery of those orders by a PMF, or if invoices to customers or collection of payments is delayed, such an event could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are in the process of transitioning responsibility for invoicing certain customers from a PMF partner to the Company. This transition includes potential risks, including risks from a disruption during the transition or our inability to seamlessly move from one invoicing system to the other. The transition will also require our customers to take certain actions to transition from the PMF to the Company when paying invoices which is out of our control. These risks, and other potential risks that we may not have accounted for as part of our transition planning, could result in delayed or inaccurate invoicing, loss of revenue, loss of customers or reputational harm which could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

Our ability to grow Neuraceq as a commercial product is dependent on (A) the ability of PMFs to manufacture Neuraceq to meet product demand, including ensuring that Neuraceq is available at the specific time of day preferred by the end-user, (B) our ability to maintain adequate coding, coverage and payment for Neuraceq, (C) our ability to promote Neuraceq to customers and (D) our ability to clinically and commercially differentiate Neuraceq from competitive products.

Similar to PYLARIFY, Neuraceq is manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so Neuraceq is manufactured and distributed rapidly to end-users, and each PMF manufacturing site has to be separately approved by the FDA. Currently, Neuraceq has a manufacturing footprint that is smaller than that of one of our competitors, and while we continue to seek qualification for additional PMFs in 2025 and 2026, we can give no assurance that additional PMFs will have the capacity to produce Neuraceq in addition to other products they may already produce, including other F-18-based products, the FDA will continue to approve PMFs in accordance with our expansion plans to meet product demand or that Neuraceq will be available at the specific time of day preferred by the end-users or that our expansion plans accurately predict demand growth. If production capacity is not available, or if FDA approval of manufacturing sites is delayed or withdrawn or if FDA requirements relating to site approval change impacting our ability to meet demand for Neuraceq or end users scheduling needs or if we invest to extend our PMF network and demand does not grow to meet the expanded capacity, our business, results of operations, financial condition and cash flows would be adversely affected.

Maintaining adequate coding, coverage, and payment for Neuraceq is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using Neuraceq in PET/ CT imaging procedures. Neuraceq was approved by the FDA in 2014. For approximately 75% of patients in the hospital outpatient setting, Neuraceq is paid based on its MUC, however, other competitive imaging agents are currently being paid based on a higher MUC rate. While we have engaged with CMS to support the use of ASP instead of MUC, we can give no assurances that CMS will move to the use of ASP in the near term or that the availability of a higher MUC payment rate for other diagnostic radiopharmaceuticals will not continue to impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Growth of Neuraceq is also dependent on our ability to promote Neuraceq to customers, to clinically and commercially differentiate Neuraceq from other products on the market, and to use our current relationships with our customers to introduce Neuraceq to those customers.

Neuraceq currently competes with two commercially available F-18 beta-amyloid-targeting PET imaging agents from Eli Lilly and Co (“Lilly”) and GE HealthCare. Growth and revenue contribution from Neuraceq will also depend on our ability to clinically differentiate Neuraceq from competitive products so that customers choose Neuraceq for appropriate patients because of its clinical differentiation and despite the disparity in MUC payment rates for Neuraceq compared to other products for the approximately 75% of patients in the hospital outpatient setting. Certain currently approved therapeutic products in the U.S. require confirmation of the presence of amyloid beta pathology prior to initiating treatment. If the prescribing information for these products were to change it could have an adverse effect on our business, results of operations, financial condition and cash flows.

We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop our new formulation of our PSMA PET Imaging Agent.

On August 6, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for a new formulation of our F-18 PSMA PET imaging agent, filed by our subsidiary Aphelion, and that the FDA set a Prescription Drug User Fee Act (“PDUFA”) target action date of March 6, 2026. The new formulation was designed to optimize the manufacturing process and potentially increase batch size of the F-18 PSMA PET imaging agent by approximately 50%. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for CMS reimbursement for the new formulation, including obtaining three years of TPT Status; however, we can provide no assurance that the new formulation will be approved by the FDA, that we will meet our timeline for our planned rollout, or that we will obtain TPT Status. Even if we do receive NDA approval, all of the risks described above with respect to our ability to grow PYLARIFY as a commercial product would also apply to our new formulation of our PSMA PET imaging agent, and we can provide no assurances that the anticipated increase in batch size or other expected improvements associated with the design of the new formulation will be realized or be viewed in the market as differentiating factors.

Our just-in-time manufacturing of radiopharmaceutical products, including PYLARIFY and Neuraceq (which we acquired on July 21, 2025 as part of our acquisition of Life Molecular), relies on the reliability of our equipment and processes, the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.

Radiopharmaceutical products, including PYLARIFY, Neuraceq and our TechneLite generators, rely on radioisotopes with limited half-lives. As a result, we or our partners must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of decay. For example, the radioisotope used in PYLARIFY and Neuraceq is F-18, which has a 110 minute half-life, requiring that this product be manufactured and distributed within the same day to end-users. After being made on a cyclotron at a PMF, the F-18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY or Neuraceq. The finished product is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Similarly, with respect to our TechneLite generators, if we receive Mo-99 in the morning of a manufacturing day for TechneLite generators, then we will generally ship finished generators to customers by the end of the same business day. Shipment of generators may be by next day delivery services or by either ground or air custom logistics. Any delay in us receiving radioisotopes from suppliers or being able to have finished products delivered to customers because of weather or other unforeseen transportation issues could have a negative effect on our business, results of operations, financial condition and cash flows.

At the facility on our North Billerica campus, we manufacture TechneLite on an automated production line. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair. If we or one of our PMF’s experience an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at our facilities or at a PMF facility, or establish additional or replacement sources for certain products, components or materials.

We face significant competition in our business and may not be able to compete effectively.

The markets for our products are highly competitive and continually evolving. Our principal competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:

•
For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited, Novartis AG, and Blue Earth, a subsidiary of Bracco.

•
For DEFINITY, our competitors currently include GE HealthCare and Bracco.
•
For Neuraceq, our competitors currently include Lilly and GE HealthCare

Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future, not only for customers but also for manufacturing resources, raw materials and, for our diagnostic imaging agents, PET scanner capacity. For example, for PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium Pharma (“Curium”), and RayzeBio (acquired by Bristol Myers Squibb). For MK-6240 and NAV-4694, our principal competitors may include Lilly and GE HealthCare.

We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on products that are competitive with our own, the ability to offer a portfolio of products and offer price reductions across a portfolio, development of new products that are more cost-effective or have superior performance than our current products, potential future products or the introduction of generic versions of our proprietary products, the ability to secure better manufacturing locations or times for production of current or future products that limit the availability of necessary raw materials, production equipment or, for our diagnostic agents, scanning equipment. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.

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

Risks Related to Our Business Operations and Financial Results

Changes to management, including turnover in our leadership and senior management team, could have an adverse effect on our business.

We have experienced, and may continue to experience, significant executive management changes, including the consolidation of roles and responsibilities. We recently announced the retirement of Brian Markison, our Chief Executive Officer (“CEO”) effective December 31, 2025, and the appointment of Mary Anne Heino, the Chair of our Board of Directors (“Board”), to serve as interim CEO on that date. We also announced that our President, Paul Blanchfield, accepted a role with another company and is leaving the Company. We also have experienced and may continue to experience the departure and transition of other members of the leadership team.

These changes in our management team resulting from the hiring or departure of executives could disrupt our business and involve inherent risk. Any failure to find a timely and suitable replacement and ensure an effective transition within executive leadership, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and third-parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.

Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Our executive officers are at-will employees; as such, their employment with us could terminate at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

We have obligations to perform development and manufacturing services for third parties that have contracted with Evergreen Theragnostics, Inc. (“Evergreen”) for these services. These services are conducted out of a single location. Any disruption in our operations, any failure to timely and cost-effectively secure necessary personnel, components or materials, any failure to comply with the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture and development of radiopharmaceutical products, may cause us to fail to meet our contractual obligations and may adversely affect our business.

We also have contractual commitments to supply our investigational products and certain of our commercial products to third parties as part of their own research programs. Our ability to supply these products may depend upon the ability of PMFs to manufacture the products to meet the requirements of each research program, including that the product be available at the specific time of day required by the third-party’s research protocol, which may include locations both within and outside of the United States. We may have limited alternative PMF facilities in certain locations in the event one or more facility is unable to timely manufacture and supply the relevant products, and it may not be possible to timely manufacture the relevant products at required levels or at all, which may cause us to fail to meet our contractual obligations and may adversely affect our business. These third-party research programs could be discontinued, which could adversely affect our financial condition or results of operations.

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

As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary businesses, such as our recent acquisitions of Life Molecular Imaging Ltd. (“Life Molecular”) in July 2025 and Evergreen in April 2025. In addition, as part of our broader strategy, in May 2025, we announced that we had entered into a definitive agreement to sell our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”). These transactions, in addition to advancing our existing pipeline and focusing our operations, create multiple competing interests that are complex and time-consuming, which may distract our management and disrupt our ongoing business.

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

We completed our acquisition of Life Molecular on July 21, 2025, which included the acquisition of Neuraceq, a globally approved F-18 PET imaging agent used to detect beta-amyloid plaques in patients evaluated for Alzheimer’s disease, as well as the addition of an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development capabilities, and an established international footprint.

If we are not able to continue to grow Neuraceq sales, which depend, in part, on the expansion of the Alzheimer’s disease therapeutic market, to integrate Life Molecular’s commercial infrastructure, to expand the PMF network where Neuraceq is currently produced in the U.S. and our ability to leverage both the PMF network in place for PYLARIFY in the U.S. and the network in place for Neuraceq to optimize the availability of both products across the U.S., or to grow Neuraceq where it is approved outside the U.S., we may not be able to continue to grow the revenue and cash flow of our business, which could have a negative effect on our business, results of operations and financial condition.

Our use of artificial intelligence (“AI”) or other emerging technologies could adversely impact our business and financial results.

We deploy AI and other emerging technologies in various facets of our operations and we continue to explore further use cases for AI. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business activities but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, or that our competitors may more quickly or effectively adopt AI capabilities. Our use of AI or other emerging technologies could also exacerbate regulatory, cybersecurity and other significant risks.

Risks Related to our and our Strategic Partners’ Portfolios of Clinical Development Candidates

We may not, or may take longer to, realize the expected benefits and opportunities related to our acquisition of the rights to LNTH-2501.

In April 2025, we acquired Evergreen, including the rights to LNTH-2501. On October 30, 2025, we announced that the FDA had accepted our NDA for LNTH-2501 and has set a PDUFA target action date of March 29, 2026, but we can provide no assurance that LNTH-2501 will be approved by the FDA based on the data submitted or, if approved, that we will be successful in commercializing LNTH-2501.

We have been and expect to continue to be dependent on partners for the development of certain product candidates, which expose us to the risk of reliance on these partners.

In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with Curium on PYLCLARI in Europe, GE HealthCare on Flyrcado in the U.S. and piflufolastat in Japan and POINT Biopharma Global Inc. on PNT2002 and PNT2003, we have other collaborations to develop and commercialize products. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

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

We have from time to time engaged in repurchase programs of our common stock. In July 2025, our Board of Directors authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027, via open market purchases, privately negotiated transactions, block trades or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations (the “2025 Program”). As of September 30, 2025, we had repurchased a total of approximately 1.8 million shares under the 2025 Program for approximately $100.0 million, and approximately $300.0 million of shares of our common stock remain available for repurchase under the 2025 Program. Such repurchases could increase, or prevent a decrease in, the market price of our common stock, although there can be no assurance that an increase, or prevention of a decrease, would occur, and stockholders could prefer that we allocate our capital in a different manner, which could negatively impact the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2025. On July 31, 2025, our Board of Directors (the “Board”) authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized by the Board in November 2024 for $250.0 million (the “2024 Program”), including the remaining unused amounts under the 2024 Program. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. The actual timing, manner, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.

The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, April 24, 2019, April 28, 2021, April 28, 2022, April 25, 2024, October 22, 2024 and April 28, 2025, provides for the withholding of shares to satisfy tax withholding obligations and the exercise price of stock options. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2025 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Program(2)
July 2025	2,780	$78.46	—	$400.0 million
August 2025	1,764,568	$56.93	1,755,654	$300.0 million
September 2025	1,399	$51.88	—	$300.0 million
Total	1,768,747		1,755,654	$300.0 million

(1)
Includes shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)
Reflects shares of our common stock repurchased under the 2025 Program, which expires in December 2027.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*#

Deed of Amendment and Restatement Relating to a Sale and Purchase Agreement entered into July 21, 2025, by and among Life Medical Group Limited and Life Healthcare Group Holdings Limited and Lantheus Radiopharmaceuticals UK Limited and Lantheus Medical Imaging.

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

* Filed herewith.

** Furnished herewith.

# Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ BRIAN MARKISON
Name:	Brian Markison
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2025

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 6, 2025