Form 10-K
period 2025-12-31
Lantheus Holdings, Inc.
filed 2026-02-26
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 was approximately $4,274.70 million based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2025 of $81.86 per share.

As of February 23, 2026 the registrant had 64,605,894 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on April 30, 2026, portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

LANTHEUS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (“Form 10-K”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “ensuring,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-K, or regarding potential future revenues and expenses related to such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with:

•
Continued market expansion, penetration and reimbursement for our established commercial products, particularly PYLARIFY, DEFINITY and Neuraceq, in a competitive environment, and our ability to clinically and commercially differentiate our products;
•
Our ability to obtain U.S. Food and Drug Administration (“FDA”) approval for our new formulation of our F-18 prostate-specific membrane antigen (“PSMA”) positron emission tomography (“ PET”) imaging agent, to complete the technology transfer across our PET manufacturing facilities (“PMF”) network for such new formulation, to obtain FDA approval for each PET manufacturing facility to manufacture the new formulation, to obtain adequate coding, coverage and payment, including transitional pass-through payment status (“TPT Status”), for such new formulation and to have customers adopt such new formulation;
•
The availability of raw materials, key components, equipment, manufacturing time slots, either used in the production of our products and product candidates, or by customers of our products and product candidates, including, but not limited to PET scanners for PYLARIFY, Neuraceq, MK-6240, LNTH-2501 and NAV-4694;
•
Our ability to have third parties manufacture our products and product candidates and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed;
•
Our ability to satisfy our obligations under our existing clinical development partnerships using Neuraceq, MK-6240 or NAV-4694 as a research tool and under the license agreements through which we have rights to those assets, and to further develop and commercialize MK-6240 and NAV-4694 as approved products;
•
Our ability to continue to successfully integrate acquisitions, including of Life Molecular Imaging Limited (“Life Molecular”) and Evergreen Theragnostics, Inc. (“Evergreen”), which could be impacted by unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization;
•
Our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 edotreotide injection, which has been studied for use in conjunction with a PET scan to stage and localize neuroendocrine tumors in adult and pediatric patients, and approval for PNT2003, and to be successful in the patent litigation associated with PNT2003;
•
The cost, efforts and timing for clinical development, manufacturing, regulatory approval, adequate coding, coverage and payment, and successful commercialization of our product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake, including those investigational assets for which FDA approval is anticipated this year;
•
Our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products; and
•
The effect that changes to management, including the recent turnover in our leadership and senior management team, could have on our business.

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

Risks Related to Our Portfolio of Commercial Products

•
The continued substantial revenue contribution from PYLARIFY is dependent on (A) the ability of PMFs to manufacture PYLARIFY to meet product demand, including ensuring that PYLARIFY is available at the specific time of day preferred by the end-user, (B) our ability to ensure adequate coding, coverage, and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as a widely utilized PSMA PET imaging agent, which has been impacted by the expiration of TPT Status on December 31, 2024, (D) whether and when a potential generic version of PYLARIFY may enter the market and (E) our ability to clinically and commercially differentiate PYLARIFY from competitive products.
•
Our ability to continue to (A) grow the appropriate use of DEFINITY in suboptimal echocardiograms in a competitive environment, (B) mitigate the risk of generic competition as a result of patent and regulatory exclusivity expirations, (C) maintain DEFINITY as the most utilized ultrasound enhancing agent, and (D) have third parties manufacture our products and our ability to manufacture DEFINITY in our in-house manufacturing facility.
•
Our ability to grow Neuraceq is dependent on (A) our ability to engage our existing PYLARIFY customers to introduce Neuraceq to those customers, (B) expanded geographical access to Neuraceq, which in turn depends on our ability to increase Neuraceq manufacturing capacity at existing manufacturing sites and add additional sites, (C) increased adoption and utilization of beta-amyloid PET and anti-amyloid therapeutics, (D) increased utilization based on the updated Neuraceq prescribing information indicating that Neuraceq can be used for patient selection for anti-amyloid therapies where the prescribing information for the therapy so states, (E) our ability to educate customers on the approved uses of Neuraceq, including its ability to quantify the degree of amyloid burden in the brain and (F) our ability to clinically differentiate Neuraceq from competitive products so that customers choose Neuraceq for appropriate patients because of its clinical attributes and despite the disparity in MUC payment rates for Neuraceq compared to other products used for traditional Medicare patients in the hospital outpatient setting.

Risks Related to Reimbursement and Regulation

•
The dependence of many of our customers upon third party healthcare payors and the uncertainty of third party coverage and reimbursement rates.
•
Uncertainties regarding the impact of federal and state healthcare reform measures and proposals on our business, including measures and proposals related to reimbursement for our current and potential future products, controls over drug pricing, drug pricing transparency, generic drug competition and the potential that efforts to extend or secure separate or otherwise adequate payment for radiopharmaceutical diagnostics are unsuccessful.
•
The extensive government regulation and oversight we and our business partners, suppliers and contract manufacturers are subject to, the ability to comply with those regulations and the costs of compliance, including costs to comply with new regulations or changes to the interpretation of existing regulations.

Risks Related to Our Business Operations and Financial Results

•
Changes to management, including the recent turnover in our leadership and senior management team, could have an adverse effect on our business.
•
Our ability to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business.
•
Our ability, and our business partners’ abilities, to defend against any claims that we, or our partners, have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party.
•
Our ability to continue to generate substantial revenue from PYLARIFY and to successfully launch new products, including our PET diagnostic products, such as the new formulation of our PSMA PET imaging agent, MK-6240,

LNTH-2501 and NAV-4694, is and will be dependent upon the availability of staff at imaging centers and hospitals and PET scanners generally.
•
Our ability to continue to successfully integrate acquisitions, including of Life Molecular and Evergreen, which could be impacted by unforeseen expenses related to integration activities, the accuracy of our financial models, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization.
•
Our ability to introduce new products and adapt to an evolving technology and medical practice landscape.
•
Our ability to influence and manage the decision-making process with our collaboration partners, in particular where our partners are responsible for the performance of certain key tasks or functions, for example related to manufacturing or regulatory strategy, or where decisions may be controlled by, or subject to the approval of our collaboration partners, who may have views that differ from our own.
•
Our use of artificial intelligence or other emerging technologies could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our and Our Strategic Partners’ Portfolios of Clinical Development Candidates

•
Risks associated with the commercialization of the new formulation of our PSMA PET imaging agent, including (A) our ability to obtain regulatory approval for the new formulation; (B) our ability to gain post-approval market acceptance and adequate coding, coverage, and payment for the new formulation, including TPT Status; (C) our manufacturer’s ability to successfully develop and scale the manufacturing capabilities to support the launch of the new formulation and to obtain FDA approval for each manufacturing site; (D) our ability to launch the new formulation to our customers on the timeline and under the terms and conditions currently anticipated; and (E) that we will be able to realize the anticipated increase in batch size or other expected improvements associated with the design of the new formulation or that such improvements will be viewed in the market as differentiating factors.
•
Risks associated with the commercialization of our diagnostic product candidates, MK-6240, NAV-4694 and LNTH-2620, to be used in diagnosing, staging and monitoring Alzheimer’s disease, including (A) our ability to satisfy our obligations under our existing clinical development partnerships using those product candidates as a research tool; (B) disagreements with the counterparties to our license agreements for MK-6240, NAV-4694 or LNTH-2620 or the former stockholders of the companies we acquired who could receive future milestone and royalty-based payments, including disagreements that could arise over proprietary rights, contract interpretation or the preferred course of product research, development or marketing; and (C) our ability to further develop and commercialize MK-6240, NAV-4694 or LNTH-2620 as approved products, including obtaining regulatory approval and gaining post-approval market acceptance and adequate coding, coverage, and payment.
•
Risks associated with the commercialization of LNTH-2501, including (A) our ability to obtain regulatory approval for LNTH-2501; (B) our ability to gain post-approval market acceptance and adequate coding, coverage, and payment for LNTH-2501; and (C) our manufacturer’s ability to successfully develop and scale the manufacturing capabilities to support the launch of LNTH-2501.
•
Risks associated with the commercialization of PNT2003, including (A) the outcome of the patent infringement claim by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, in response to our filing of our Abbreviated New Drug Application; (B) our ability to obtain regulatory approval for PNT2003; (C) our ability to gain post-approval market acceptance and adequate coding, coverage, and payment for PNT2003; and (D) POINT Biopharma Global Inc.’s ability to successfully develop and scale the manufacturing capabilities to support the launch of PNT2003.
•
Risks associated with our agreements with Perspective Therapeutics, Inc. (“Perspective”), including finalizing the license agreements in the event we exercise our options to do so, the value of our current and any future equity interest in Perspective, and Perspective’s ability to successfully develop its alpha-particle therapy and innovative platform technology.
•
Risks associated with the development of our pipeline assets, including (A) under agreements with third parties such as the license and collaboration agreement for LNTH-2401 and LNTH-2402 relating to RM2, (B) the development of LNTH-2403 and LNTH-2404, the associated investment in Radiopharm Theranostics Limited (“Radiopharm”) and our co-development partnership with Radiopharm relating to the clinical development of our innovative products and product candidates in Australia.

Risks Related to Our Capital Structure

•
Repurchases by us of our common stock may affect the value of our common stock and reduce cash available for other purposes.
•
Risks related to our outstanding indebtedness and our ability to satisfy those obligations, including the 2.625% Convertible Senior Notes due December 2027.
•
Risks related to the ownership of our common stock.
•
Risks related to pending or future securities litigation or claims that we have otherwise engaged in wrongdoing.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Lantheus Alpha” and “Meilleur” refer to Aphelion LLC, Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Progenics,” “Evergreen,” “Lantheus Radiopharm UK”, and “Lantheus Switzerland,” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Progenics Pharmaceuticals, Inc.; Evergreen Theragnostics, Inc.; Lantheus Radiopharmaceuticals UK Limited and Lantheus Switzerland GmbH, respectively, each a wholly-owned subsidiary of Lantheus Medical, references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics, and references to “Life Molecular” refer to Life Molecular Imaging Limited (now renamed as Lantheus Biosciences Ltd.), a wholly-owned subsidiary of Lantheus Radiopharm UK.

NOTE REGARDING TRADEMARKS

We own or have the rights to various trademarks, service marks and trade names, including, among others, the following: PYLARIFY®, DEFINITY®, Neuraceq® and Find Fight and Follow® referred to in this Form 10-K. Solely for convenience, we refer to trademarks and service marks in this Form 10-K without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and service marks. Each trademark, trade name or service mark of any other company appearing in this Form 10-K is, to our knowledge, owned by that other company.

PART I

Item 1. Business

Overview

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology product helps healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our Precision Diagnostic products assist HCPs to Find and Follow diseases. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically, and contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen.

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

We produce and market our products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent imaging centers and government facilities. We generally sell our products outside the United States through a combination of direct distribution and third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America and by licensing exclusive rights to develop and commercialize certain products outside the United States.

We are headquartered in Massachusetts, with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

Leadership Transition Plan

Effective November 7, 2025, Mary Anne Heino, the Chair of our Board of Directors (the “Board”), was appointed to serve as our Executive Chair and principal executive officer. Additionally, on January 1, 2026 (the “Effective Date”) Ms. Heino became our Chief Executive Officer (“CEO”), following the retirement of our former CEO, Brian Markison, on December 31, 2025. Ms. Heino will serve as CEO until such time as the Board completes the comprehensive search process that it initiated to identify and appoint the Company’s next CEO. Mr. Markison has agreed to serve as a strategic advisor to the Company through at least March 31, 2026.

2025 Transactions

During 2025, we announced multiple strategic transactions, which shape and sharpen our strategic focus within the radiopharmaceutical industry. A brief description of these transactions is summarized below.

Sale of SPECT Business

On January 1, 2026, we completed the sale of our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc., for total consideration of up to $155.0 million, consisting of cash, a convertible installment note, a term note and contingent earnout payments. Under the terms of the definitive agreement, SHINE acquired the assets and liabilities associated with our SPECT business, including its approved products (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactured our SPECT products and the SPECT-related Canadian operations. The transaction allows us to focus on growing our commercial portfolio of innovative positron emission tomography (“PET”) radiodiagnostics and microbubbles, while prioritizing innovative PET radiodiagnostics.

Acquisition of Life Molecular Imaging Limited

On July 21, 2025, we acquired Life Molecular, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited (“Life Medical”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement” and, such acquisition, the “LMI Acquisition”). Life Molecular, headquartered in Berlin, Germany, possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development capabilities, and an established international footprint. The LMI Acquisition included Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan.

As consideration for the LMI Acquisition, we remitted a total upfront payment of $352.9 million in cash, after working capital-related settlements, and could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments.

Previously, on July 3, 2024, we had acquired from Life Molecular the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Life Molecular, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”).

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

For more information on the acquisition of the global rights to RM2, see Note 19,“Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

In February 2026, we renamed Life Molecular to Lantheus Biosciences Ltd.

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

As consideration for the Evergreen Merger, we made an upfront payment of $276.4 million in cash. In the event of achievement of specified milestones, we would be required to pay up to an additional $727.5 million in cash, which may be adjusted pursuant to the terms of the Evergreen Merger Agreement.

For more information, see Note 19, “Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (“Form 10-K”).

Other Notable Transactions

Prior to 2025, we executed on some additional transactions that are notable to our business, including the following:

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

For more information, see Note 19, “Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Radiopharm Theranostics Limited

On June 15, 2024, we entered into an agreement with Radiopharm Theranostics Limited (“Radiopharm”) to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted radiotherapeutic, which we refer to as LNTH-2403, and a Trophoblast cell surface antigen-2 (“TROP2”)-targeted radiodiagnostic, which we refer to as LNTH-2404, each of which is a preclinical therapeutic candidate. LNTH-2403 is our pre-clinical therapeutic targeting LRRC15, which is strongly expressed in multiple malignancies, including head and neck, breast, lung, and pancreatic cancers.

In connection with this acquisition, we assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.

During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”), for an aggregate purchase price of approximately $5.0 million. During 2025, we purchased an aggregate additional 388,333,333 Radiopharm Shares for an aggregate purchase price of approximately $10.0 million.

For more information, see Note 19, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

On March 1, 2024, we transferred the fixed assets and associated lease of our Somerset, New Jersey facility to Perspective, and the parties entered into a transition services arrangement pursuant to which we provided to Perspective certain services relating to final disposal of radioactive waste and certain other related services.

During 2024, we also purchased an aggregate of 11,677,339 shares of Perspective’s common stock, after giving effect to a 1-for-10 reverse stock split, for $57.4 million.

For more information, see Note 19, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Exclusive License for PNT2003

On December 20, 2022, we announced the closing of a set of strategic collaborations with POINT Biopharma Global Inc. (“POINT”), in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore, and Indonesia) to co-develop and commercialize, POINT’s PNT2003 product candidate. PNT2003 is a somatostatin receptor (“SSTR”) therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors.

On December 27, 2023, Lilly announced the completion of its acquisition of POINT. The acquisition did not impact the status of the license agreements related to the work being performed in connection with our license agreements and our collaboration with POINT.

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

On January 11, 2024, we announced that our Abbreviated New Drug Application (“ANDA”) for PNT2003 had been accepted for filing by the U.S. Food and Drug Administration (“FDA”). On January 26, 2024, we were sued in the District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to our ANDA filing and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act. In December 2025, the court conducted its trial. As of the date of this Form 10-K, we are currently waiting for the court to issue its decision. Under the terms of the Hatch-Waxman Act, full FDA approval of our ANDA filing could be subject to a stay of up to 30 months. If our filing is stayed for the full 30-month period and we are successful in obtaining FDA approval, we could launch PNT2003 in 2026, although there can be no assurance of that approval or timing. Upon approval, we believe PNT2003 will be the first radioequivalent to lutetium Lu 177 dotatate, which is indicated for the treatment of somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. We define radioequivalent as a radiopharmaceutical whose mechanism of action is determined to be equivalent to that of the reference product by the FDA, or a similar regulator outside the United States.

For more information, see Note 19, “Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our Portfolio of Commercial Products and Other Sources of Revenue

Radiopharmaceutical Oncology

Our commercial product in our Radiopharmaceutical Oncology category is:

•
PYLARIFY (also known as piflufolastat F-18, 18F-DCFPyL or PyL), an F-18-labeled PET imaging agent targeting PSMA used with PET/computed tomography (“CT”) approved by the FDA in May 2021 and commercially launched in the United States in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated prostate-specific antigen (“PSA”) levels. PYLARIFY is available through a diverse, multi-partner network of PMFs, including both commercial and academic partners.

Precision Diagnostics

Our commercial products in our Precision Diagnostics category include the following:

•
DEFINITY, an injectable ultrasound enhancing agent with perflutren-containing lipid microspheres, or microbubbles, which is used in echocardiography exams. The indication for DEFINITY in the United States is for use in adult and pediatric patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border.
•
Neuraceq, an F-18 labeled PET imaging agent that binds selectively to beta-amyloid plaques in the brain, was approved by the FDA in 2014. Neuraceq is a radioactive diagnostic drug indicated for PET imaging of the brain to estimate amyloid beta neuritic plaque density in adults with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline, and selection of patients who are indicated for amyloid beta-directed therapy as described in the prescribing information of the therapeutics products.

On January 1, 2026, we sold our SPECT business to SHINE, including TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite, the commercial products associated with the SPECT business, which have historically been included as part of our Precision Diagnostics product category.

Strategic Partnerships and Other Revenue

Our commercial products in our Strategic Partnerships and Other Revenue product category include the following:

•
Automated Bone Scan Index (“aBSI”) automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. aBSI is FDA cleared and received a European Conformity Marking (“CE Mark”).
•
aPROMISE, or PYLARIFY AI, is AI medical device software that is designed to allow HCPs and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY.

Our Strategic Partnerships and Other Revenue, also includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our commercial or investigational products in clinical trials as research tools, as well as royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us, as well as CDMO revenue generated by Evergreen. For example, flurpiridaz is an F-18-based PET myocardial perfusion imaging (“MPI”) agent that we have licensed to GE HealthCare Limited (“GE Healthcare”). Flurpiridaz was approved by the FDA in 2024 under the name Flyrcado for PET MPI under rest or stress (pharmacologic or exercise) in adults with known or suspected coronary artery disease (“CAD”) to evaluate for myocardial ischemia and infarction. We have also licensed our piflufolastat F-18 PET imaging agent (marketed in the United States as PYLARIFY) to GE Healthcare in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE Healthcare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan. Similarly, RELISTOR (methylnaltrexone bromide) is a treatment for opioid-induced constipation that decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection and an oral tablet. In 2011 Progenics licensed methylnaltrexone (“MNTX”) and products containing MNTX, including both approved forms of RELISTOR, to Salix Pharmaceuticals, Inc., an affiliate of Bausch Health Companies, Inc. (“Bausch”) and on August 2, 2023, we sold the right to the RELISTOR net sales royalties under that license agreement and retained the rights to future sales-based milestone payments. In addition, we have licensed Neuraceq to partners in selected markets including China, Japan, and South Korea. We receive sales-based royalties and milestone payments from these license agreements.

Additional Information about our Product Categories

Radiopharmaceutical Oncology

PYLARIFY is a widely utilized radiopharmaceutical diagnostic agent indicated for PET imaging of prostate-specific membrane antigen (“PSMA”)-positive lesions in patients with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated PSA levels. PYLARIFY works by binding to PSMA, a protein that is overexpressed on the surface of more than 90% of primary and metastatic prostate cancer cells. PYLARIFY works with PET/CT technology to produce a combined scan that enables the scan reader to detect and locate the disease.

According to the American Cancer Society, prostate cancer is the second most common cancer in American men - one in eight American men will be diagnosed with prostate cancer in their lifetimes and over 3.7 million American men are currently living with prostate cancer.

PYLARIFY is manufactured on a diverse, F-18 distributor supply network of PMFs, ensuring convenient and reliable supply. After being made on a cyclotron at a PMF, the F-18 is then combined with certain chemical ingredients in specially designed chemistry synthesis boxes to manufacture PYLARIFY. The finished PYLARIFY is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses of the final product. Because each PMF manufacturing PYLARIFY is deemed by the FDA to be a separate manufacturing site, each is separately approved by the FDA. We have a broad network of PMF manufacturing sites that provides geographic breadth, out-the-door time flexibility and added supply optionality, and we distribute doses of PYLARIFY to customers in 48 of 50 states, the District of Columbia and Puerto Rico.

In addition to our network of commercial PMFs, we also work with academic medical centers in the United States that have radioisotope-producing cyclotrons and that have expressed an interest in manufacturing PYLARIFY. For this initiative, we enter into a fee-for-service arrangement under which the academic medical center manufactures F-18 on its cyclotron and completes the manufacturing process for PYLARIFY. PYLARIFY can then be used by the academic medical center itself, and in some cases distributed to other customers under separate purchase agreements.

Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022 and the Centers for Medicare & Medicaid Services (“CMS”) granted transitional pass-through payment status (“TPT Status”) in the hospital outpatient setting for PYLARIFY, enabling traditional Medicare fee-for-service (“FFS”) to provide separate payment for PYLARIFY in addition to the payment for the PET/CT procedure in that setting. TPT Status for PYLARIFY expired on December 31, 2024.

In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognizes the value and need for broad access in diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”). In November 2025, CMS released the final rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 OPPS Rule”), which continues to provide for separate payment for diagnostic radiopharmaceuticals with per day costs greater than $655 based on their MUC. As a result, since January 1, 2025, CMS has maintained separate payment for PYLARIFY after the expiration of TPT Status for patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. The calendar year 2026 payment rate for PYLARIFY is listed in Addendum B of the CMS 2026 OPPS Rule. We plan to continue working with CMS on the potential adoption of payment based on Average Sales Price (“ASP”) rather than MUC in the future. We have been reporting ASP since our first dose sold, helping to provide a clear path forward for CMS to potentially make payments based on ASP instead of MUC.

The continued substantial revenue contribution from PYLARIFY will depend on our ability to clinically and commercially differentiate PYLARIFY from other products on the market and to maintain PYLARIFY as a widely utilized PSMA PET imaging agent in a competitive space. PYLARIFY’s current competition includes three Gallium-68 (“Ga-68”)-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants to the market as a result of the expiry of PYLARIFY’s five-year new chemical entity (“NCE”) exclusivity period in May 2026, on the fifth anniversary of the FDA’s approval, as well as the ongoing development of additional F-18 and Ga-68 tracers and new PSMA-isotopes, particularly Copper-64, could generate increased competition for PYLARIFY. Continued substantial revenue contribution from PYLARIFY will also depend on our ability to differentiate PYLARIFY, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and through strategic contracts.

We actively pursue patents in connection with PYLARIFY, both in the United States and internationally. In the United States for PYLARIFY, we have patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”), including composition of matter patents, the last of which expires in 2037. Outside of the United States, we have, and are currently pursuing, additional patents related to piflufolastat F-18 to obtain similar patent protection as in the United States.

In August 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for a new formulation of our F-18 PSMA PET imaging agent, filed by our subsidiary Aphelion, and that the FDA has set a Prescription Drug User Fee Act (“PDUFA”) target action date of March 6, 2026. The new formulation was designed to enhance product stability and increase batch production, with the potential to enhance supply flexibility and improve operating leverage across the network. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for reimbursement from CMS for the new formulation, including seeking three years of TPT Status.

See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with PYLARIFY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2025 and 2024 - Revenues” of this Form 10-K for further information on total revenue contributed by PYLARIFY since its approval.

Precision Diagnostics

DEFINITY

DEFINITY is the most utilized ultrasound enhancing agent in the United States and is indicated for use in adult and pediatric patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border. Numerous patient conditions can decrease the quality of images of the left ventricle, the primary pumping chamber of the heart. The term DEFINITY refers to both its activated and non-activated forms.

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

Based on estimates from third party sources, we believe there were approximately 28 to 30 million echocardiograms performed in the United States in 2024 (the latest time period for which full year data is available). Assuming that between 20% and 30% of echocardiograms produce suboptimal images, as stated in the clinical literature, we estimate that approximately 5 to 9 million echocardiograms in 2024 produced suboptimal images.

Since its launch in 2001, DEFINITY has been used in imaging procedures in approximately 33 million echocardiograms throughout the world. In March 2024, we received FDA approval for our supplemental application for the use of DEFINITY in pediatric patients with suboptimal echocardiograms. The FDA decision was based on usage data from three pediatric clinical trials conducted with DEFINITY. We estimate that, as of December 31, 2025, DEFINITY had over 80% share of the U.S. segment for ultrasound enhancing agents in echocardiography procedures. DEFINITY currently competes with two other FDA-approved ultrasound enhancing agents, as well as echocardiography without the use of ultrasound enhancing agents and non-echocardiography imaging modalities from GE Healthcare and Bracco Diagnostics Inc. (“Bracco”). DEFINITY and the other FDA-approved ultrasound enhancing agents all carry an FDA-required boxed warning, which has been modified over time, to notify physicians and patients about potentially serious safety concerns or risks posed by the products. See Part I, Item 1A. “Risk Factors-Ultrasound enhancing agents may cause side effects which could limit our ability to sell DEFINITY,” of this Form 10-K for more information.

We continue to prosecute and maintain patents and patent applications in connection with DEFINITY, both in the United States and internationally. In the United States for DEFINITY, we have Orange Book-listed method-of-use patents, the last of which expires in 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037. The Orange Book-listed patents include a patent on the use of VIALMIX RFID (see below), which expires in 2037; we have submitted VIALMIX RFID patent applications in major market countries and have received granted patents outside of the United States.

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

See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with DEFINITY and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Periods Ended December 31, 2025 and 2024 - Revenues” for further information on revenue contributed by DEFINITY.

Neuraceq

Similar to PYLARIFY, Neuraceq is manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so Neuraceq is manufactured and distributed rapidly to end-users, and each PMF manufacturing site has to be separately approved by the FDA.

Neuraceq currently competes with two commercially available F-18 beta-amyloid-targeting PET imaging agents from Eli Lilly and Co (“Lilly”) and GE Healthcare. Growth and revenue contribution of Neuraceq is dependent on (i) our ability to engage our existing PYLARIFY customers to introduce Neuraceq to those customers, (ii) expanded geographical access to Neuraceq, which in turn depends on our ability to increase Neuraceq manufacturing capacity at existing manufacturing sites and add additional sites, (iii) increased adoption and utilization of beta-amyloid PET and anti-amyloid therapeutics, (iv) increased utilization based on the updated Neuraceq prescribing information indicating that Neuraceq can be used for patient selection for anti-amyloid therapies where the prescribing information for the therapy so states, and (v) our ability to educate customers on the approved uses of Neuraceq, including its ability to quantify the degree of amyloid burden in the brain.

Our ability to grow revenue from Neuraceq is also dependent on our ability to clinically differentiate Neuraceq from competitive products so that customers choose Neuraceq for appropriate patients because of its clinical attributes and despite the disparity in MUC payment rates for Neuraceq compared to other products used for traditional Medicare patients in the hospital outpatient setting. MUC is an indirect measure of a product’s cost based on hospital-reported claims data. We believe MUC, which is based on claims data available on a two-year lag, is a less accurate reflection of actual purchasing costs of the hospital than ASP is. Because the volume of claims for Neuraceq was lower than our competitors’ volume in 2023, which was the year used by CMS to establish MUC-based reimbursement for 2025, our MUC calculation was dependent upon a fewer number of hospitals and fewer claims and was calculated at a lower rate than the rate established for our competitors’ products. We have engaged with CMS on the potential adoption of payment based on ASP instead of MUC.

Strategic Partnerships and Other Revenue

Biomarker Solutions

Our Biomarker Solutions business focuses on advancing innovative imaging biomarker solutions, such as our Alzheimer’s disease radiodiagnostic candidates, MK-6240, NAV-4694 and LNTH-2620, through collaborations with pharmaceutical companies and academic centers.

Our Biomarker Solutions business also includes our Microbubble Platform, in which we generally enter into collaborations with partners seeking to include our microbubble as part of a kit used with our partner’s medical device for therapeutic applications. In these collaborations, our microbubble is generally intended to be used as a vehicle to deliver a therapeutic drug. Our Digital Solutions business focuses on developing and commercializing 510(k) cleared and CE Marked digital applications to enhance the performance of imaging agents; our Digital Solutions portfolio currently includes aBSI and aPROMISE.

Oncology

As we continue to pursue expanding strategic partnerships, our Biomarker Solutions activities in oncology include:

•
Prostate Cancer – We collaborate with pharmaceutical companies developing therapies and diagnostics in prostate cancer.
•
Curium Pharma (“Curium”) (our licensee for piflufolastat F-18 in Europe) is commercializing piflufolastat F-18 under the name PYLCLARI in Europe. In addition, we previously entered into an agreement with Curium to add PYLARIFY to its U.S. ECLIPSE trial, a multi-center, open-label, randomized Phase 3 trial comparing the safety and efficacy of Curium’s PSMA-targeted therapeutic versus hormone therapy in patients mCRPC. PYLARIFY was being used to determine PSMA-avidity as part of patient selection.
•
We previously entered into several other separate agreements, including with POINT and Regeneron Pharmaceuticals, Inc., under which we supplied PYLARIFY in connection with their clinical trials.
•
Pan-Oncology - In collaboration with Ratio Therapeutics LLC (previously Noria Therapeutics, Inc.), we are developing LNTH-1363S, a novel copper-64 labeled PET imaging agent, targeting fibroblast activation protein alpha. We believe this diagnostic agent candidate could have broad potential applicability and use in oncology as well as inflammatory diseases. We completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and are now enrolling patients diagnosed with sarcoma in a Phase 1/2a study. We are also exploring the clinical utility of LNTH-1363S in lung and cardiac fibrosis in investigator-led studies.

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

Neurology

MK-6240

MK-6240 is a registrational stage F-18 tau-targeted PET imaging agent designed to detect tau neurofibrillary tangle pathology in patients with cognitive impairment being evaluated for known or suspected Alzheimer’s disease. During the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies supported our NDA submission to the FDA. On October 27, 2025, we announced that the FDA had accepted our NDA for MK-6240, and the FDA has set a PDUFA target action date of August 13, 2026. MK-6240 is also being used as a biomarker in more than 100 ongoing academic and industry sponsored clinical trials, many for late-stage therapeutic candidates. Research revenue is derived from the use of MK-6240 in those clinical trials and includes milestone and dose-related payments.

NAV-4694

NAV-4694 is an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. Research revenue is derived from the use of NAV-4694 in those clinical trials and includes milestone and dose-related payments.

LNTH-2620

LNTH-2620 is a next-generation radioactive tracer used in PET scans to detect and visualize tau protein tangles in the brain, a key biomarker for Alzheimer’s disease and other neurodegenerative disorders. LNTH-2620 is currently in a Phase 3 study.

CDMO Business

Through the Evergreen Merger, we acquired a current Good Manufacturing Practices (“cGMP”) certified radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.

RELISTOR Royalty

On August 2, 2023, we sold our right to our RELISTOR net sales royalty asset under our license agreement with Bausch; we retained the rights to future sales-based milestone payments. We received an initial payment in 2023 of approximately $98.0 million in connection with the sale and earned additional consideration of $5.0 million in 2025 as a result of the achievement of a sales-based milestone. Pursuant to our license agreement with Bausch, we are eligible to receive one-time sales milestone payments upon achievement of specified United States. net sales targets, including:

U.S. Net Sales Levels in any Single Calendar Year	Payment
In excess of $150 million	$15.0 million
In excess of $200 million	$20.0 million
In excess of $300 million	$30.0 million
In excess of $750 million	$50.0 million
In excess of $1 billion	$75.0 million

During the fourth quarter of 2023, we earned the sales-based milestone payments listed above of $15.0 million. We did not earn any sales-based milestone payments from Bausch in 2024 or 2025. Each sales milestone payment is payable one time only, regardless of the number of times the condition is satisfied. The remaining milestone payments could be made within the same calendar year if the highest sales levels were reached in any single calendar year.

Other Strategic Partnerships and Other Revenue Sources

aBSI

aBSI automatically calculates the disease burden of prostate cancer by detecting and classifying bone scan tracer uptakes as metastatic or benign lesions using an artificial neural network. The cloud based aBSI was made available for clinical use in the United States on August 5, 2019. In February 2020, Progenics received a CE Mark for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system.

aPROMISE, or PYLARIFY AI

aPROMISE, or PYLARIFY AI is an FDA-cleared AI medical device software that is designed to allow healthcare professionals and researchers to perform standardized quantitative assessment of PSMA PET/CT images in prostate cancer, including those images obtained by using PYLARIFY. Our subsidiary, EXINI, was granted 510(k) clearance by the FDA in the United States and received a CE Mark in Europe for aPROMISE, which is available under the name PYLARIFY AI in the United States.

Flurpiridaz

In 2017, we entered into a definitive, exclusive global Collaboration and License Agreement with GE Healthcare for development and worldwide commercialization of flurpiridaz, an F-18-based PET MPI agent designed to assess blood flow to the heart in patients suspected of CAD. Under the agreement, we received an upfront cash payment of $5.0 million and are eligible to receive up to $60.0 million in regulatory and sales milestone payments, tiered double-digit royalties on U.S. sales, and mid-single digit royalties on sales outside of the United States. In September 2024, GE Healthcare announced that it had received FDA approval of flurpiridaz under the name Flyrcado for coronary artery disease diagnosis and confirmed launch and availability of Flyrcado in April 2025.

Exclusive License for Prostate Cancer Imaging Agent Piflufolastat F-18 in Japan

On September 24, 2025, we announced an exclusive licensing agreement for GE Healthcare to develop, manufacture, and commercialize our piflufolastat F-18 PET imaging agent (marketed in the United States as PYLARIFY) in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE Healthcare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan.

See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic activities.

Our Clinical Development Candidates

In addition to our commercial products and strategic partnerships with third parties, we also have ongoing clinical development programs, including the following:

•
LNTH-1363S is an investigational fibroblast activation protein-alpha targeting, copper-64 labeled PET imaging agent candidate that we believe could have broad potential imaging applicability and use in oncology and fibrosis. We completed a Phase 1 study for LNTH-1363S to evaluate the pharmacokinetics, biodistribution and radiation dosimetry in adult healthy volunteers and are now enrolling patients diagnosed with sarcoma in a Phase 1/2a study. We are also exploring the clinical utility of LNTH-1363S in lung and cardiac fibrosis in investigator-led studies.
•
LNTH-2401, also known as 68Ga-DOTA-RM2, is a novel radiodiagnostic targeting the GRPR. We expect LNTH-2401 could be used both as a standalone diagnostic imaging agent and as a companion diagnostic to LNTH-2402.
•
LNTH-2402, also known as 177Lu-DOTA-RM2, is a novel GRPR targeted radiotherapeutic for solid tumors including prostate, breast, lung and other cancers. GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We submitted investigational new drug (“IND”) applications in support of a Phase 1b/2 clinical trial with the LNTH-2401/LNTH-2402 theranostic pair in prostate cancer patients in the fourth quarter of 2025.
•
LNTH-2403, is an LRRC15-targeted radiotherapeutic. It received Orphan Drug and Rare Pediatric Disease designation from the FDA for the treatment of osteosarcoma. We initiated a Phase 1/2 clinical trial in patients with relapsed/refractory osteosarcoma.
•
LNTH-2404 is a TROP2-targeted radiodiagnostic, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.
•
LNTH-2501 is a diagnostic kit for the preparation of Ga-68 edotreotide injection, which has been studied for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients. On October 30, 2025, we announced that the FDA has set a PDUFA target action date of March 29, 2026 for LNTH-2501.
•
LNTH-2515 (florbetaben F-18 injection), which is approved in the United States and certain other countries for a different indication and is commercialized under the brand name Neuraceq, is being developed for the diagnosis of amyloid light chain and transthyretin cardiac amyloidosis. The FDA has granted Fast Track designation for the development of LNTH-2515 imaging in these indications.

•
MK-6240 is a registrational stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. The FDA has accepted our NDA for MK-6240 and set a PDUFA target action date of August 13, 2026. MK-6240 is also being used in over 100 ongoing academic and industry trials, many for late-stage therapeutic candidates.
•
NAV-4694 is an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease, NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials.
•
PNT2002 is an investigational PSMA-targeted radiopharmaceutical therapy for the treatment of mCRPC. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to review the available PNT2002 data, we do not currently plan to pursue an NDA or further invest in this asset.
•
PNT2003 is an investigational SSTR therapy with non-carrier added lutetium-177, which is in registration to treat patients with SSTR-positive neuroendocrine tumors. On January 11, 2024, we announced that our ANDA for PNT2003, which included Paragraph IV certification, was accepted for filing by the FDA. Pursuant to the procedure set forth in the Hatch Waxman Act, we were sued for patent infringement by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity. See Part I, Item 1. “Business - Other Notable Transactions - Exclusive License for PNT2002 & PNT2003 - PNT2003,” for more information on the litigation.

For the years ended December 31, 2025, 2024 and 2023, we invested $177.3 million, $168.1 million and $77.7 million in research and development (“R&D”), respectively, primarily related to our clinical development candidates. In addition to our clinical development group, our R&D team also includes our Medical Affairs, Regulatory, Clinical Operations, Research and Pharmaceutical Development, and Isotope Strategy functions.

See Part I, Item 1A. “Risk Factors” for information regarding certain risks associated with our strategic partnerships and clinical development programs.

Distribution, Marketing and Sales

The following table sets forth certain key market information for each of our commercial pharmaceutical products within each product category:

Product	Approved Markets
Radiopharmaceutical Oncology
PYLARIFY	European Union*, United States
Precision Diagnostics
DEFINITY (or LUMINITY)	Australia, Canada, China, European Union, European Economic Area, Israel, New Zealand, United Kingdom, United States
Neuraceq	Canada, China, European Union, Japan, South Korea, Switzerland, Taiwan, United States, United Kingdom

*Approved under the name PYLCLARI and licensed to Curium.

With respect to our medical devices:

•
Progenics received a CE Mark for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area. In September 2020, the FDA granted 510(k) clearance for the use of aBSI as software-as-a-medical device on a GE Healthcare imaging system.
•
EXINI was granted 510(k) clearance by the FDA in the United States and received a CE Mark in Europe for aPROMISE, which is available under the name PYLARIFY AI in the United States.

PYLARIFY sales are generated in the United States through an internal PYLARIFY sales team, as well as a sales team at some of our PMF partners. Sales of DEFINITY are generated in the United States through an internal DEFINITY sales team. Sales of Neuraceq are generated in the United States through an internal Neuraceq sales team and in European markets through a third-party distributor. We have licensed RELISTOR to Bausch, and while we have sold the right to our RELISTOR net sales royalties under our license agreement, we have retained the rights to future sales-based milestone payments generated by Bausch.

Flyrcado is licensed to GE Healthcare and we are entitled to milestone and royalty-based payments for Flyrcado.

Seasonality

We have some modest seasonality for our products as patients may seek to schedule diagnostic imaging and other procedures less frequently during the summer vacation months and over the year-end holidays.

Customers

No customer accounted for greater than 10% of revenues for the years ended December 31, 2025, 2024, and 2023.

Backlog

Our backlog consists of orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers at any time. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our consolidated revenues and is not necessarily indicative of future revenues for any given period.

Competition

We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies, such as our efficient manufacturing processes, our established distribution network, our experienced field sales organization and our customer service focus, as well as our expanding product portfolio, are important factors that distinguish us from our competitors.

The markets for our products are highly competitive and continually evolving. Our competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources.

•
For PYLARIFY, our principal competitors are currently Telix Pharmaceuticals Limited, Blue Earth Diagnostics Ltd., a subsidiary of Bracco and Novartis AG, as well as other non-PSMA PET imaging agents; and there is the potential for future competition from others who may submit regulatory applications in anticipation of PYLARIFY’s NCE exclusivity expiry in May 2026.
•
For DEFINITY, our competitors currently include GE Healthcare and Bracco, as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents, and there is the potential for future competition from generic manufacturers who may submit regulatory applications using DEFINITY as the reference listed drug (RLD).
•
For Neuraceq, our competitors currently include Lilly and GE Healthcare.

Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future, not only for customers but also for manufacturing resources, raw materials and, for our diagnostic imaging agents, staff at imaging centers and hospitals and PET scanner capacity. For example, for PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium, and RayzeBio (acquired by Bristol Myers Squibb). For MK-6240 and NAV-4694, our principal competitors may include Lilly and GE Healthcare. For LNTH-2501, our principal competitors may include Curium and Novartis AG.

We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on competitive products, the ability to offer a portfolio of products and offer price reductions across a portfolio, development of new products that are more cost-effective or have superior performance than our current or future products, the introduction of generic versions after our proprietary products lose their patent or regulatory exclusivity protection, the ability to secure better manufacturing locations or times for production of current or future products that limit the availability of necessary raw materials, production equipment or, for our diagnostic agents, scanning equipment. In addition, distributors of our products could attempt to shift end-users to competing modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities.

Further, the radiopharmaceutical and biopharmaceutical industry continues to evolve strategically, with several market participants previously acquired by larger companies that may have more significant resources than ours. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), government reimbursement policies, such as TPT Status, and group purchasing arrangements. We cannot predict what impact new owners and new operators may have on the strategic decision-making of our competitors, customers, and suppliers.

Raw Materials and Supply Relationships

We rely on certain raw materials and supplies to produce our products. Due to the specialized nature of our products and the limited, and sometimes intermittent, supply of raw materials available in the market, we have established relationships with several key suppliers. For the year ended December 31, 2025, our largest suppliers of raw materials and supplies were Institute for Radioelements (“IRE”), the Australian Nuclear Science and Technology Organisation (“ANSTO”), and NTP Radioisotopes

(“NTP”), which, in the aggregate, accounted for approximately 6.3% of our total purchases and related specifically to TechneLite, which was included in the sale of our SPECT business to SHINE on January 1, 2026.

Other Materials

We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components, some of which are sole-sourced, and all of which we currently believe are either in good standing or replaceable without any material disruption to our business. However, if a supplier is unable to provide required materials or equipment and a readily available substitute does not exist, we may experience delays while identifying and qualifying alternative suppliers, which may involve significant time, cost, and regulatory approval. Such delays could disrupt manufacturing, increase expenses, and negatively impact our business, financial condition, and results of operations.

See Part I, Item 1A. “Risk Factors” of this Form 10-K for information regarding certain risks associated with our raw materials and supply arrangements.

Manufacturing

The commercial manufacture of PYLARIFY and Neuraceq requires us to create a field-based network of specialized PMFs with radioisotope-producing cyclotrons. The radioisotope used in both PYLARIFY and Neuraceq is F-18, which has a 110-minute half-life, requiring that this agent be manufactured and distributed rapidly to end-users. After being made on a cyclotron at a PMF, the F-18 is combined with certain specifically designed ingredients in chemistry synthesis boxes to manufacture PYLARIFY or Neuraceq, as applicable. The finished PYLARIFY or Neuraceq is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Because each of the PMFs manufacturing PYLARIFY and Neuraceq is deemed by the FDA to be a separate manufacturing site, each requires separate FDA approval for each product manufactured.

We have a specialized in-house FDA-approved manufacturing facility at our North Billerica campus for purposes of producing DEFINITY. DEFINITY manufactured at this facility first became commercially available on February 23, 2022. We believe this investment provides supply chain redundancy, improved flexibility and reduced costs in a potentially more price competitive environment.

We manufacture, finish and distribute our radiopharmaceutical products, including PYLARIFY and Neuraceq, through a network of specialized manufacturers on a just-in-time basis, and supply our customers with these products either by next day delivery services or by ground or air custom logistics.

Manufacturing and Supply Arrangements

We currently have the following technology transfer and manufacturing and supply agreements in place for some of our major products:

•
PYLARIFY and Neuraceq—We have entered into separate commercial supply agreements with different PMF networks. Our agreements with our PMF networks allow for termination upon the occurrence of specified events, including material breach or bankruptcy by either party, and have various termination dates generally terminating between 2027 and 2030 and subject to renewal provisions.
•
DEFINITY, Cardiolite and NEUROLITE—In February 2022, we entered into a Manufacturing and Supply Agreement with JHS, for the manufacture of DEFINITY, Cardiolite, NEUROLITE and evacuation vials, the latter being an ancillary component for our TechneLite generators. The agreement expires on December 31, 2027, and can be renewed upon mutual consent. The agreement allows for termination upon the occurrence of certain events such as a material breach or default by either party, or bankruptcy by either party. The agreement also requires us to order from JHS a specified minimum percentage of our total requirements for DEFINITY each year during the contract term. In connection with the sale of our SPECT business to SHINE, we bifurcated the agreement with JHS and are now only responsible for the obligation relating to DEFINITY.

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

Patent-related Aspects of Regulatory Matters

The FDA approval process for drugs is described below, including NDAs for innovator drugs, ANDAs for generics, and 505(b)(2) applications for modifications to formulations or uses of products previously approved by the FDA. See “Regulatory Matters” below for more information. Below is a description of the roles played by patents in relevant regulatory framework.

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

Trademarks, Service Marks and Trade Names

We own various trademarks, service marks, and trade names, including, among others, PYLARIFY, DEFINITY, Neuraceq and Find Fight and Follow. We have generally registered these trademarks, as well as others, in the United States and/or numerous foreign jurisdictions.

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

Intellectual Property Protection on Selected Assets

Our intellectual property (“IP”) assets include patents that we own and those to which we have licenses. We typically seek patent protection in major markets around the world, including, among others, the United States, Canada, Western Europe, Asia, Central America, and South America.

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

aBSI — We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in the United States in 2032 and outside of the United States in 2028. Further, we own a U.S. patent and have patent applications that are pending in the United States and worldwide relating to aBSI improvements, which have expiration ranging from 2040 to 2041.

DEFINITY — A portfolio of patents protects the use and manufacturing of DEFINITY and also the VIALMIX RFID device, both in the United States and internationally. Currently, there are nine Orange Book-listed patents for DEFINITY. Our longest duration Orange Book-listed DEFINITY patent extends until May 2037.

Flyrcado (flurpiridaz) — We own patents and patent applications in numerous jurisdictions covering composition, use, formulation, and manufacturing, including in the United States a composition of matter patent expiring in 2026, a formulation patent expiring in 2032, a method-of-use patent expiring in 2028, and manufacturing-related patents expiring in 2031 and 2033, and various patent applications, some of which, if granted, will expire in 2033.

LNTH-1363S — We exclusively license patent applications directed to compositions of matter and methods of use of LNTH-1363S. If granted, the last patent will expire in 2043.

LNTH-2403 - An LRRC15-targeted radiotherapeutic. We own two patent applications covering LNTH-2403 compositions of matter, method of use, and combination therapies, the last of which expires in 2045.

LNTH-2501 - We do not own or license any patents or patent applications relating to this asset.

LNTH-2620 - We co-own with AC Immune SA patents directed to composition of matter and methods of use of LNTH-2620, which expire in 2037.

MK-6240 — We exclusively license patents directed to composition of matter and methods of use of MK-6240 which expire in 2035.

NAV-4694 — We exclusively license patents directed to composition of matter, methods of use and methods of manufacturing of NAV-4694 which expire in 2028 and 2029.

Neuraceq - A portfolio of patents protects Neuraceq, both in the United States and internationally. Currently, there are two Orange Book-listed patents for Neuraceq. Our longest duration Orange Book-listed Neuraceq patent extends until July 2032.

PYLARIFY — A portfolio of patents protects PYLARIFY, both in the United States and internationally, and we continue to pursue additional patent protection. Currently, there are six Orange Book-listed patents for PYLARIFY. Our longest duration Orange Book-listed PYLARIFY patent extends until June 2037. The NCE-1 date for PYLARIFY was May 26, 2025. As described below, this is the date after which the FDA is allowed to accept an ANDA or 505(b)(2) applications from generic challengers. If this happens, we could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described above, see “Intellectual Property Matters – Patent-related Aspects of Regulatory Matters” above for more information; during the stay, the FDA is prohibited from approving, other than as a tentative approval, the challenger’s application until the lawsuit is settled or there is a decision on the merits favorable to applicant.

PNT2002 — We exclusively license granted U.S. patents and pending U.S. patent applications, as well as pending patent applications in jurisdictions outside of the United States directed to formulations, use, and manufacturing of PNT2002. The granted U.S. patents expire in 2041.

PNT2003 — We exclusively license pending U.S. patent applications, as well as pending patent applications in jurisdictions outside of the United States directed to formulations, use, and manufacturing of PNT2003 which, if granted, would expire in 2043.

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

The FDA and various state regulatory authorities regulate the research, testing, manufacture, safety, labeling, storage, recordkeeping, premarket approval, marketing, advertising and promotion, import and export, and sales and distribution of pharmaceutical products in the United States. Prior to marketing a pharmaceutical product, we must first receive FDA approval. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Currently, the process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies according to current Good Laboratory Practices regulations;
•
Submission to the FDA of an IND application which must become effective before human clinical trials may begin, including review and approval by any institutional review board (“IRB”), serving any of the institutions participating in the clinical trials;
•
Performance of adequate and well-controlled human clinical trials according to current Good Clinical Practices and other requirements, to establish the safety and efficacy of the proposed drug product for its intended use;
•
Submission to the FDA of an NDA for a new drug or ANDA for a generic drug;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP regulations; and
•
FDA review and approval of the NDA or ANDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our products in development will be granted on a timely basis, if at all. Once a pharmaceutical product is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation, and stability, as well as animal studies to assess its potential safety and efficacy. This testing culminates in the submission of the IND application to the FDA.

Once the IND application becomes effective, including review and approval by any IRB serving any of the institutions participating in the clinical trial, the clinical trial program may begin. Each new clinical trial protocol must be submitted to the FDA before the trial may begin. The person, entity or organization taking responsibility for the trial is referred to as the clinical trial sponsor. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee. A waiver of that fee may be obtained under certain limited circumstances. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied. The FDA has substantial discretion in the product approval process, and it is impossible to predict whether and when the FDA will grant marketing approval. While the FDA grants PDUFA target dates, these target dates may be extended due to agency requests for information or delays related to agency personnel developments. The FDA may on occasion require the sponsor of an NDA to conduct additional clinical trials or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after NDA approval. The FDA also may impose one or more Risk Evaluation and Mitigation Strategies (“REMS”) and Elements to Assure Safe Use to ensure that the benefits of a product outweigh its risks. A REMS could add training requirements for healthcare professionals, safety communications efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. Whether a REMS would be imposed on any of our products and any resulting financial impact is uncertain at this time.

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

In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drugs products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain other agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In addition, manufacturers of commercial PET products such as PYLARIFY and Neuraceq, including radiopharmacies, hospitals, and academic medical centers, are required to submit either an NDA or ANDA in order to produce PET drugs for clinical use, or produce the drugs under an IND.

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

Under U.S. law, patent term extension can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND application and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term extensions, however, are subject to a maximum extension of five years, and the patent term extension cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the USPTO in conjunction with the FDA.

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

Reimbursement

The successful commercialization of our products is also subject to the availability of appropriate third-party coding, coverage, and payment for our customers. Third-party payors in the United States include private payors, including managed care providers, and State and Federal healthcare programs, such as Medicare and Medicaid. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Coverage of a product does not ensure there will be an appropriate reimbursement amount for such product and the process to ensure appropriate reimbursement is outside our control. For private payors, coverage and reimbursement of our products vary from private payor to private payor. Many private payors, such as managed care providers, manage access to products, and may use medical policies (which may include specific coverage requirements such as prior authorization, re-authorization and achieving performance metrics under value-based contracts) to control utilization. Exclusion from, or restriction in coverage can reduce product use. For government payors, we participate, as required, in the Medicaid drug rebate program, the Federal Supply Schedule and the Public Health Service Act 340B program, which each require discounts for participation and may be subject to change. For Medicare, reimbursement to customers for our products is generally established through the rulemaking process or in discussion with Medicare Administrative Contractors. We have ongoing conversations with third-party payors to advocate for appropriate coding, coverage and payment for our portfolio of products.

Medicare Outpatient TPT Status

Part B of the Medicare program generally reimburses medical services and supplies, including drugs, provided to beneficiaries by physicians and other qualified healthcare professionals. Generally, drugs furnished “incident to” a physician’s service in the hospital outpatient setting of care are reimbursed at ASP plus a certain additional percent, unless the product is treated as a “supply” in the performance of the procedure and “packaged” and paid as part of bundled payment for the procedure. New drugs, however, may apply for TPT Status in which case they are provided a separate payment at ASP plus a certain additional percent for two to three years, regardless of whether they would ordinarily be packaged. TPT Status applies to patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. Since 2008, under the hospital outpatient program, diagnostic radiopharmaceuticals have been considered supplies and their payment bundled into the payment for the procedure after expiration of TPT Status. In November 2024, CMS released the CMS 2025 OPPS Rule to pay separately for diagnostic radiopharmaceuticals, such as PYLARIFY, with a per day cost greater than $630, based on their MUC. In November 2025, the CMS 2026 OPPS Rule updated this per day cost threshold to $655, with payment based on the arithmetic

MUC. MUC differs from ASP as it is an indirect measure of a product’s cost based on hospital-reported claims data. We believe MUC is a less accurate reflection of actual purchasing costs of the hospital.

PYLARIFY’s TPT Status from CMS in the hospital outpatient setting was effective from January 1, 2022 through December 31, 2024, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography procedure in that setting. Effective January 1, 2025, CMS began maintaining separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on ASP that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for patients with traditional Medicare FFS in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In November 2025, in the preamble to the CMS 2026 OPPS Rule, CMS acknowledged that there could be value in the use of ASP for determining separately paid diagnostic radiopharmaceutical payment amounts in the future. However, CMS will continue to use the arithmetic MUC to calculate payment for diagnostic radiopharmaceuticals in 2026, explaining that there must be more consistent, validated, and universal reporting of ASP data for diagnostic radiopharmaceuticals before ASP can be the basis for payment. CMS reiterated in the CMS 2026 OPPS Rule that, although ASP reporting for diagnostic radiopharmaceuticals remains voluntary at this time, it will continue to evaluate whether and how ASP could be used for future Medicare Outpatient Prospective Payment System (“OPPS”) payment once reporting is sufficiently consistent, validated, and universal.

Similarly, when used for patients in the hospital outpatient setting, Neuraceq is paid based on its MUC, however, other competitive imaging agents are currently being paid based on a higher MUC rate.

We have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP rather than MUC to calculate payment for diagnostic radiopharmaceuticals, including PYLARIFY and Neuraceq, in future years similar to the way OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals.

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

The Healthcare Reform Act has been subject to political and judicial challenges, but it has generally withstood such challenges, and the main provisions of the Healthcare Reform Act remain in effect. More recently, Congress enacted the Inflation Reduction Act of 2022 (the “IRA”) which significantly impacts the pharmaceutical industry. Among other provisions, the IRA authorizes Medicare to negotiate pricing for the highest Medicare-spend drugs, as determined by their Medicare Part B and D spend, that have been on the market for an extended period of time without market competition. Although the IRA provides for a limited number of categorical exclusions from Medicare negotiation, radiopharmaceuticals are not among those categorical exclusions. CMS is implementing the first year of Medicare negotiation, which will be restricted to Part D drugs, starting in calendar years 2026 and 2027. In addition, the statute provided for redesign of the Medicare Part D benefit. We are currently focused on drugs that are covered under Part B, therefore we do not expect the Part D benefit redesign to have an impact on our portfolio. Part B drugs will be considered for Medicare negotiation beginning in calendar year 2028, and CMS will begin the process of identifying Part B drugs for negotiation as early as calendar year 2026. We are monitoring the implementation of the IRA to determine what impact, if any, this would have on our current products and product candidates in development.

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

On July 4, 2025, President Trump signed into law the largest changes to the Healthcare Reform Act with the One Big Beautiful Bill Act (the “OBBBA”), which will reduce existing patient coverage under Medicaid. The expiration of certain subsidies for Marketplace coverage currently in place under the Healthcare Reform Act at the end of 2025 may also cause material coverage losses. The OBBBA further restricts Medicaid financing, which will decrease federal funds available to state Medicaid agencies and may result in reduced state Medicaid agency reimbursement rates.

Additionally, changes in U.S. drug pricing policies, including initiatives that seek to link domestic prices to those paid in other countries under “most‑favored‑nation” pricing concepts, could increase pricing pressure on our products. Any such policies, if implemented or expanded, could reduce reimbursement levels, constrain pricing flexibility, and adversely affect our revenues and results of operations.

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

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). As discussed, a claim arising from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws and any violation could create a substantial liability for us and also cause reputational harm.

Laws and regulations have also been enacted by the U.S. federal government and various states, as well as by countries outside of the United States, to regulate the sales and marketing practices of certain entities including pharmaceutical and device manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure by pharmaceutical and device manufacturers to the government and/or public of financial interactions or other financial relationships with health care providers and other entities such as teaching hospitals (so-called “sunshine laws”). The Healthcare Reform Act requires manufacturers to submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. The laws and regulations include requirements that can be unclear in their scope, nature, and required implementation by regulated entities. If we fail to comply with such laws and regulations, in the United States or in countries outside the United States, we could be subject to penalties and administrative actions under such laws and regulations.

Data Privacy, Security and Breach Notification

We are subject to data protection and privacy laws and regulations that set forth data privacy, security, and breach notification requirements. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on data protection and other data privacy and security issues. Data protection and privacy laws and regulations can be complex and are becoming more stringent over time. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. In addition to establishing restrictions on how personal information may be collected, used, and disclosed, these laws and regulations provide various rights to data subjects with respect to their personal information and establish requirements for how personal information must be secured. In addition, every state in the United States now has a data breach notification law that requires regulated entities to report certain security breaches to affected data subjects, regulators, or other entities. Failure to comply with data protection and privacy laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and requirements to take corrective actions), private litigation (which may result in the award of damages against us), and/or adverse publicity, and could negatively affect our operating results, business, and reputation. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are themselves subject to privacy, security, and breach notification requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we believe that we are neither a “covered entity” nor “business associate” subject directly to regulation under HIPAA, HIPAA’s criminal provisions can apply to entities other than “covered entities” or “business associates” in certain circumstances. Accordingly, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.

In addition, a growing number of jurisdictions outside of the United States have enacted robust data protection and privacy laws. Certain of these laws have extraterritorial application. For example, the processing of personal data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018. The GDPR applies to an entity established in the European Economic Area (“EEA”) and extraterritorially to an entity outside of the EEA that offers goods or services to, or monitors the behavior of, individuals located in the EEA. Certain “special categories” of personal data, including data concerning health, are subject to enhanced protections under the GDPR. This regulation imposes several requirements on the controllers and processors of personal data, including the obligation to comply with various rights that individuals have with respect to their personal data and restrictions on the processing of personal data, and to provide notice of data processing obligations to the competent national data protection authorities. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Economic Area Member States may result in significant fines and other administrative penalties.

In the United States, several state legislatures are considering enacting or have enacted new data privacy legislation. Such examples of legislation that have been passed are the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which imposes many requirements on certain for-profit businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects various rights, such as the right to request access to their personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. In addition, the CCPA requires regulated businesses to implement reasonable security procedures and practices to protect personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information resulting from a business’s failure to implement and maintain reasonable security procedures and practices. Compliance with the CCPA, CPRA, and similar laws implemented in other states, is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Antitrust and Competition Laws

The federal government and most states have enacted antitrust laws that prohibit specific types of anti-competitive conduct, including price fixing, wage fixing, concerted refusals to deal, price discrimination and tying arrangements, as well as monopolization and acquisitions of competitors that have, or may have, a substantial adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our business, results of operations, financial condition and cash flows. In addition, we are subject to similar antitrust and anti-competition laws in foreign countries. We believe we are in compliance with such laws, however, any violation could create a substantial liability for us and also cause reputational harm in both foreign and domestic markets.

Laws Relating to Foreign Trade

We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. Companies that violate the FCPA can be subject to substantial monetary penalties and post-resolution compliance reporting obligations to the government. In addition, the costs associated with an FCPA investigation can be substantial.

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

Our policies mandate compliance with all anti-bribery laws. Our operations reach many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from criminal acts committed by our employees or agents.

We are also subject to trade control regulations and trade sanctions laws that restrict or prohibit the movement of certain goods, currency, products, materials, software, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer people and products among certain countries may be subjected to these laws and regulations.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the United States, and in other jurisdictions in which we operate. Our operations, like those of other radiopharmaceutical companies, involve the transport, use, handling, storage, exposure to and disposal of materials and wastes regulated under environmental laws, including hazardous and radioactive materials and wastes. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

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

We are required to maintain a number of environmental permits and nuclear licenses for our North Billerica campus, which includes our primary manufacturing, packaging and distribution facility. In particular, we must maintain a nuclear byproducts materials license issued by the Commonwealth of Massachusetts. This license requires that we provide financial assurance demonstrating our ability to cover the cost of decommissioning and decontaminating (“D&D”) the North Billerica site at the end of its use as a nuclear facility. We store low level radioactive waste at our facilities until the materials are below regulatory limits, as allowed by our licenses and permits. As of December 31, 2025, we estimate the D&D cost of all of our manufacturing sites to be approximately $20.4 million. As of December 31, 2025 and 2024, we have a liability of approximately $0.1 million and $23.3 million, respectively associated with our asset retirement obligations. The liability for the decommissioning obligation reflects that, in 2025, $17.5 million was reclassified to liabilities held for sale as a result of the sale of the assets and liabilities associated with the Company’s SPECT business, which was completed on January 1, 2026 (see Note 8 “Assets and Liabilities Held for Sale” to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. We currently provide this financial assurance in the form of a surety bond.

We also actively monitor and seek to reduce our solid waste, energy and water usage, wastewater discharge and greenhouse gas emissions. We generally contract with third parties for the disposal of waste generated by our operations. In 2020, we developed a stormwater management operations and maintenance plan to minimize stormwater pollution from high impact activities. Improvements we made include (i) the regular inspection and cleaning of catch basins and piping to reduce sediment and debris wash out to adjacent wetlands; (ii) increasing street and parking lot cleaning to reduce pollutant run off; (iii) updating our snow removal plan at our North Billerica campus to reduce the impact to adjacent wetlands; and (iv) using salt brine as a pretreatment for winter storms to reduce the amount of salt use and run off.

With respect to sustainability, we track and monitor our energy use, water generation and a limited scope of greenhouse gas emissions. Since 2022, we have powered our North Billerica campus with renewable wind energy through a contract with National Grid.

We use third-party environmental software to track available environmental data fields and in 2024 expanded our scope to include data for all of our locations. The implementation of this software rapidly improved our efficiency in data collection and reporting. To drive continuous improvement, we compare our usage data against prior annual baselines, national medians, and similar businesses.

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

Human Capital Management

As of December 31, 2025, we had 1,193 employees, of which 1,056 were located in the United States and 137 were located internationally. None of our employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is good.

Inclusion, Ethics and Compliance

We believe that supporting our local community and instilling an inclusive, ethical and compliant culture makes us an employer of choice, allows us to maintain good standing with our employees, the regulatory authorities and our customers, and benefits our stockholders in the long run.

Five of ten of the directors on our Board, including our Chairperson, are women, and 45% of our senior leaders, holding the position of Vice President or above self-identify as women. Approximately 43% of our employees self-identify as women. We continue to strive to improve our inclusion beyond gender, and we require recruiters working with us to present an inclusive candidate slate for posted positions as we believe that we benefit from having a skilled team with a diversity of viewpoints, backgrounds and experiences.

We are committed to promoting a culture of ethics and compliance. Our Code of Conduct and Ethics reflects our commitment to corporate integrity and the underlying business practices and principles of behavior that support this commitment. Each year our employees complete mandatory training that includes anti-bribery/anti-corruption rules, insider trading prohibitions, confidentiality obligations, as well as specialized training in healthcare industry marketing practices among other things. We have a formal Ethics and Compliance Committee that develops, implements and oversees our ethics and compliance programs. We also have a Supplier Code of Conduct, and we seek to do business with minority-owned, female-owned and other inclusive businesses and organizations (including those owned or operated by veterans and disabled veterans) that appropriately reflect the communities in which we operate and the customer base we serve, equip us with a deeper understanding of challenges impacting our communities and customers, and enable us to provide more innovative solutions and better outcomes.

Compensation and Benefits

We seek to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees. Our compensation package includes, among other things, market-competitive pay, cash bonuses, healthcare and defined contribution plan benefits, paid time off and family leave, and, to certain levels of employees, restricted stock and other equity grants, as well as the option to participate in our nonqualified deferred compensation plan. We are focused on pay equity and regularly assess pay among similar roles and responsibilities throughout our organization and in comparison to our peer group.

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

Risks Related to Our Portfolio of Commercial Products

Continued substantial revenue contribution from PYLARIFY is dependent on (A) the ability of positron emission tomography (“PET”) manufacturing facilities (“PMFs”) to manufacture PYLARIFY to meet product demand, including ensuring that PYLARIFY is available at the specific time of day preferred by the end-user, (B) our ability to ensure adequate coding, coverage and payment for PYLARIFY, (C) our ability to promote PYLARIFY to customers and to maintain PYLARIFY as a widely utilized prostate-specific membrane antigen (“PSMA”) PET imaging agent, which has been impacted by the expiration of transitional pass-through payment status (“TPT Status”) on December 31, 2024, (D) whether and when a potential generic version of PYLARIFY may enter the market and (E) our ability to clinically and commercially differentiate PYLARIFY from competitive products.

To manufacture PYLARIFY, we assembled and qualified a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so PYLARIFY is manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing these products is deemed by the U.S. Food and Drug Administration (“FDA”) to be a separate manufacturing site, each has to be separately approved by the FDA. Although PYLARIFY is broadly available across the United States, we will continue to seek qualification for additional PMFs in 2026 and can give no assurance that additional PMF sites will have the capacity to produce PYLARIFY in addition to other products they may already produce, including other F-18-based products, that those PMF sites will be willing to commit to manufacture PYLARIFY and successfully complete the technology transfer process necessary to manufacture PYLARIFY, that the FDA will continue to approve PMFs in accordance with our expansion plans to meet product demand, that PYLARIFY will be available at the specific time of day preferred by the end-users or that our expansion plans accurately predict demand growth. To the extent that PYLARIFY is not available at preferred times or the reimbursement economics for PYLARIFY are no longer favorable, end users have, in some instances, switched all or a portion of their use to available competitive products. If FDA approval of manufacturing sites is delayed or withdrawn or if FDA requirements relating to site approval change impacting our ability to meet demand for PYLARIFY or end users scheduling needs or if we invest to extend our PMF network and demand does not grow to meet the expanded capacity, our business, results of operations, financial condition and cash flows would be adversely affected.

Ensuring adequate coding, coverage, and payment for PYLARIFY is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using PYLARIFY in PET/computed tomography (“CT”) imaging procedures. The Healthcare Procedure Coding System code for PYLARIFY, which enables streamlined billing, went into effect as of January 1, 2022. PYLARIFY also had TPT Status from January 1, 2022 until December 31, 2024, which enabled traditional Medicare to provide an incremental payment for PET/CT scans performed with PYLARIFY in the hospital outpatient setting. After expiry of TPT Status, diagnostic radiopharmaceuticals, such as, PYLARIFY, historically would not have been separately reimbursed in the hospital outpatient setting but rather would be bundled into the facility payment a hospital receives for a PET/CT imaging procedure, and the facility payment may not have adequately covered the total cost of the procedure with the diagnostic radiopharmaceutical for all hospitals. In November 2024, the Centers for Medicare & Medicaid Services (“CMS”) released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”). The CMS 2025 OPPS Rule became effective on January 1, 2025~~,~~ pursuant to which previously packaged diagnostic radiopharmaceuticals were “unbundled” with payments being made separately for any diagnostic radiopharmaceutical with a per day cost greater than $630 based on their mean unit cost (“MUC”). In November 2025, CMS released the final rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System, which continues to provide for separate payment for diagnostic radiopharmaceuticals with per day costs greater than $655 based on their MUC. While these changes enable hospitals that use innovative diagnostic radiopharmaceuticals, including PYLARIFY, to continue to be paid separately by CMS following the expiry of TPT Status, that payment is made at a rate that reflects MUC. As a result, as of January 1, 2025, the payment rate for PYLARIFY is based on MUC and is less than the Average Sales Price (“ASP”)-based amount that was paid during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, including a new PSMA PET imaging agent with TPT Status effective on October 1, 2025, and hospital use of those products, for patients with traditional Medicare fee-for-service (“FFS”) in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC, which provides a financial incentive to use an imaging agent other than PYLARIFY. We have reported and continue to report ASP for PYLARIFY, have engaged with CMS on the methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP rather than MUC to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way Medicare Outpatient Prospective Payment System (“OPPS”) currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. However, we can give no assurances that we will be successful in those efforts or that the availability of TPT Status for other diagnostic radiopharmaceuticals will not continue to impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Continued substantial revenue contribution from PYLARIFY is also dependent on our ability to promote PYLARIFY to customers, to clinically and commercially differentiate PYLARIFY from other products on the market, to enter into and realize the benefits of strategic contracts with customers and to maintain PYLARIFY as a widely utilized PSMA PET imaging agent in an increasingly competitive environment in which other PSMA PET imaging agents have been approved, for which discounts related to those other agents have been offered to customers and for which TPT Status may be available. PYLARIFY currently competes with three commercially available Gallium-68-based PSMA PET imaging agents, two from Telix Pharmaceuticals Limited and one from Novartis AG and an F-18 PSMA PET imaging agent from Blue Earth Diagnostics Ltd. (“Blue Earth”), as well as other non-PSMA PET imaging agents. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY. Substantial revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status, including through flexible and dependable access to PYLARIFY nationally, a best-in-class customer experience and continued promotion and education regarding PYLARIFY’s clinical and commercial attributes. Our ability to negotiate and realize the benefits from strategic contracts is also key to our ability to maintain and expand market share. Despite these efforts, we have seen net price compression and lost market share to certain competitors that have later approved products with TPT Status at a time when PYLARIFY’s TPT Status has expired or that have offered rebates to customers, and we may experience further net price compression or lose market share to these or future competitive products due to reimbursement status, new clinical data that may emerge, the impact of any potential generic entrant to the market or the potential that additional rebates may be offered to customers, including when a PSMA PET imaging agent is purchased as one part of a broader portfolio of products. Such loss of market share could have an adverse impact on our business, results of operations, financial condition and cash flows.

Our success in continuing to generate substantial revenue from PYLARIFY also depends, in part, on our successfully establishing the use of PYLARIFY for new patient populations, such as patients with favorable intermediate-risk prostate cancer, and potentially for updates to the label, including for patient selection for PSMA-targeted therapeutics. For example, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management, but cannot predict whether the outcome of this clinical trial will support such a use of PYLARIFY. Similarly, we believe the approval of PLUVICTO for the treatment of adults with PSMA-positive metastatic castration-resistant prostate cancer created a new addressable market for the use of PSMA PET imaging in patient selection for PSMA-targeted therapy. We can give no assurances as to how current clinical practice may evolve. To the extent we are unsuccessful in establishing the use of PYLARIFY in new patient populations, such lack of success could have an adverse impact on our business, results of operations, financial condition and cash flows.

We depend on some of our PMF partners to generate sales, accept, produce and deliver orders, collect payments and report related information for PYLARIFY.

PYLARIFY is sold in the United States to hospitals, independent imaging centers and government facilities and sales are generated through an internal PYLARIFY sales team, as well as sales teams at some of our PMF partners. We generally do not use group purchasing arrangements to sell PYLARIFY and require each customer to enter into a contract directly with us or our PMF partners. Our ability to continue to receive substantial revenue contribution from PYLARIFY depends, in part, on our ability, and the ability of some of our PMF partners on our behalf, to continue to enter into commercially beneficial arrangements directly with the hospitals, independent imaging centers and government facilities that we serve. Any delay or inability to enter into these arrangements, including our ability to negotiate favorable financial terms in these agreements, or if, despite favorable financial terms, the customers do not continue to purchase PYLARIFY, could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

Potential generic competitors may seek to enter the market as a result of regulatory exclusivity expiration, including the expiry of NCE regulatory exclusivity for PYLARIFY in May 2026.

Following the expiration of regulatory exclusivity, we may face increased competition from generic products, including through abbreviated approval pathways under the Hatch‑Waxman Act or as a result of actions brought under the CREATES Act. The likelihood of entry or anticipated entry of such competing products cannot be predicted and could significantly reduce demand for our products, pressure pricing and reimbursement, and adversely affect our business, results of operations, and financial condition.

PYLARIFY currently has six patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (the Orange Book”), the last of which expires in 2037. PYLARIFY also holds a five-year new chemical entity (“NCE”) regulatory exclusivity, which expires on May 26, 2026. As described further under Part I, Item 1., “Business - Regulatory Matters-Hatch Waxman Act,” of this Form 10-K, the FDA is allowed to accept an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) application one year prior to the NCE expiration date under certain circumstances, specifically, from a generic challenger that includes a “Paragraph IV” Certification against each of the six patents we have listed in the Orange Book. If a Paragraph IV Certification is made, we could elect to pursue Hatch-Waxman litigation and trigger the 30-month stay described under Part I, Item 1., “Business - Intellectual Property Matters – Patent-related Aspects of Regulatory Matters,” of this Form 10-K, during which period the FDA would be prohibited from granting full approval to the challenger’s application. As of the date of filing of this Form 10-K, we have not received any notice of a Paragraph IV Certification, but we can give no assurance that we will not receive notice of a Paragraph IV Certification in the future. If an ANDA or 505(b)(2) applicant were to file prior to the expiration of our NCE regulatory exclusivity, and we were to timely sue pursuant to the Hatch-Waxman Act, then the automatic stay of FDA approval could run until November 26, 2028, calculated as 30 months from the NCE expiration date (May 26, 2026), unless prior to such date the generic challenger successfully invalidates or proves non-infringement of all six Orange Book-listed patents or the lawsuit is otherwise settled. If litigation is ongoing in November 2028, then any generic launch would be at risk of the litigation determining that the generic challenger was infringing one or more of our patents. Patent litigation is complex and can be protracted and expensive, so if we were to receive such a notice and to challenge the applicant, this could have a negative effect on our business, results of operations and financial condition.

If we are unable to grow the appropriate use of DEFINITY in suboptimal echocardiograms in the face of competition from other existing echocardiography agents and potential generic competitors as a result of patent and regulatory exclusivity expirations or maintain its position as the most utilized ultrasound enhancing agent.

The growth of our business is also dependent on our ability to continue to grow the appropriate use of DEFINITY in suboptimal echocardiograms. DEFINITY currently competes with ultrasound enhancing agents produced by GE HealthCare Limited (“GE Healthcare”) and Bracco Diagnostics Inc. (“Bracco”), as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents, and there is the potential for future competition from generic manufacturers who may submit regulatory applications using DEFINITY as the reference listed drug (RLD).

We launched DEFINITY in 2001, and we continue to maintain patent and patent applications in connection with DEFINITY, both in the United States and internationally. In the United States for DEFINITY we have Orange Book-listed method-of-use patents, that extend until 2037, as well as additional manufacturing patents that are not Orange Book-listed expiring in 2037.

Because our Orange Book-listed composition of matter patent expired in June 2019, we may face generic DEFINITY challengers (see Part I, Item 1., “Business - Regulatory Matters - Hatch Waxman Act” of this Form 10-K). As of the date of filing of this Form 10-K we have not received any notice of a generic applicant pursuant to the Hatch Waxman Act, but we can give no assurance that we will not receive a notice in the future. If we were to receive any such notice in the future, we would review the notice, evaluate the strength of any potential patent infringement claims, and be prepared to challenge the applicant in a timely fashion, which would thereby trigger the stay of up to 30 months. We can give no assurance that we would have grounds to file a patent infringement suit, that we would obtain the full 30-month stay, that we would be successful on the merits asserting that an applicant infringes our Orange Book-listed patent, or that we would be successful defending the validity of our Orange Book-listed patent in court or in a U.S. Patent and Trademark Office (“USPTO”) adversarial proceeding. We recently received a request for samples of DEFINITY pursuant to the Creating and Restoring Equal Access to Equivalent Samples (“CREATES”) Act of 2019, a U.S. federal law designed to facilitate generic and biosimilar drug development. A request under the CREATES Act may indicate that a generic or biosimilar manufacturer is pursuing development of a competitive version of DEFINITY, as access to reference product samples or related safety protocols is generally sought to conduct studies required for regulatory approval. While such a request does not guarantee that a competing product will be approved or commercialized, it may signal increased risk of future generic or biosimilar entry and related litigation. As stated above in connection with the Hatch Waxman Act, if approval for such a generic product is sought by a competitor, we will evaluate the strength of any potential patent infringement claims and be prepared to challenge the applicant in a timely fashion. As a general matter, patent litigation is complex and can be protracted and expensive, so if we were to challenge an applicant, this could have a negative effect on our business, results of operations and financial condition.

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

Our ability to grow Neuraceq is dependent on (A) our ability to engage our existing PYLARIFY customers to introduce Neuraceq to those customers, (B) expanded geographical access to Neuraceq, which in turn depends on our ability to increase Neuraceq manufacturing capacity at existing manufacturing sites and add additional sites, (C) increased adoption and utilization of beta-amyloid PET and anti-amyloid therapeutics, (D) increased utilization based on the updated Neuraceq prescribing information indicating that Neuraceq can be used for patient selection for anti-amyloid therapies where the prescribing information for the therapy so states, (E) our ability to educate customers on the approved uses of Neuraceq, including its ability to quantify the degree of amyloid burden in the brain and (F) our ability to clinically differentiate Neuraceq from competitive products so that customers choose Neuraceq for appropriate patients because of its clinical attributes and despite the disparity in MUC payment rates for Neuraceq compared to other products used for traditional Medicare patients in the hospital outpatient setting.

Similar to PYLARIFY, Neuraceq is manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons that make F-18, which has a 110-minute half-life, so Neuraceq is manufactured and distributed rapidly to end-users, and each PMF manufacturing site has to be separately approved by the FDA. Currently, Neuraceq growth is dependent on our ability to expand and increase capacity at existing sites and a corresponding increase in use by customers. We also continue to seek qualification for additional PMFs in 2026 and we can give no assurance that additional PMF sites will have the capacity to produce Neuraceq in addition to other products they may already produce, including other F-18-based products, that those PMF sites will be willing to commit to manufacture Neuraceq and successfully complete the technology transfer process necessary to manufacture Neuraceq, that the FDA will continue to approve PMFs in accordance with our expansion plans to meet product demand or that Neuraceq will be available at the specific time of day preferred by the end-users or that our expansion plans accurately predict demand growth. If production capacity is not available, FDA approval of manufacturing sites is delayed or withdrawn, FDA requirements relating to site approval change in a way that impacts our ability to meet demand for Neuraceq or end users scheduling needs or if we invest to extend our PMF network and demand does not grow to meet the expanded capacity, our business, results of operations, financial condition and cash flows would be adversely affected.

Ensuring adequate coding, coverage, and payment for Neuraceq is critical, including not only coverage from Medicare, Medicaid and other government payors, as well as private payors, but also appropriate payment levels to adequately cover our customers’ costs of using Neuraceq in PET/ CT imaging procedures. Neuraceq was approved by the FDA in 2014. When used for traditional Medicare patients in the hospital outpatient setting, Neuraceq is paid based on its MUC; however, Neuraceq currently competes with two commercially available F-18 beta-amyloid-targeting PET imaging agents from Eli Lilly and Co (“Lilly”) and GE Healthcare, and those other competitive imaging agents are currently being paid based on a higher MUC rate. While we have engaged with CMS to support the use of ASP instead of MUC, we can give no assurances that CMS will move to the use of ASP in the near term or that the availability of a higher MUC payment rate for other diagnostic radiopharmaceuticals will not continue to impact clinical decision making regarding which product to use for all patient populations, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

In addition, growth and revenue contribution from Neuraceq will also depend on our ability to clinically differentiate Neuraceq from competitive products and to educate customers on the approved uses of Neuraceq, including its ability to quantify the degree of amyloid burden in the brain so that customers choose Neuraceq for appropriate patients because of its clinical attributes and despite the disparity in MUC payment rates for Neuraceq compared to other products used for traditional Medicare patients in the hospital outpatient setting. Further, certain currently approved therapeutic products in the United States require confirmation of the presence of amyloid beta pathology prior to initiating treatment. If this requirement in the prescribing information for these products were to change it could have an adverse effect on our business, results of operations, financial condition and cash flows.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products, including PYLARIFY and Neuraceq, and certain key components and raw materials and upon our in-house manufacturing for DEFINITY could prevent us from delivering our products to our customers in the required quantities, within the required timeframes, or at all, which could result in order cancellations, decreased revenues and reputational harm.

We obtain a substantial portion of our products from third party manufacturers and suppliers.

PYLARIFY and Neuraceq are manufactured by a nationwide network of PMFs with radioisotope-producing cyclotrons. The radioisotope in both PYLARIFY and Neuraceq is fluorine-18, which has a 110-minute half-life, so PYLARIFY and Neuraceq are manufactured and distributed rapidly to end-users. Because each of the PMFs manufacturing PLYARIFY and Neuraceq is deemed by the FDA to be a separate manufacturing site, each has to be separately approved by the FDA to manufacture each product. Although we have qualified and continue to qualify additional PMFs, we can give no assurance that additional PMF sites will have the capacity to produce PYLARIFY and Neuraceq in addition to other products they may already produce, including other F-18-based products, that those PMF sites will be willing to commit to manufacture PYLARIFY and Neuraceq and successfully complete the technology transfer process necessary to manufacture PYLARIFY and Neuraceq, that the FDA will continue to approve PMFs in accordance with our planned roll-out schedule or that the PMFs will not experience issues with their ability to manufacture and deliver PYLARIFY or Neuraceq to our customers. If FDA approval of manufacturing sites is delayed or withdrawn, if FDA requirements relating to site approval change, or our PMF sites experience manufacturing issues, our business, results of operations, financial condition and cash flows could be adversely affected.

We rely on Jubilant HollisterStier as a substantial supplier of DEFINITY. We have additional supply arrangements for active pharmaceutical ingredients, excipients, packaging materials and other materials and components. In addition, for reasons of quality assurance or cost-effectiveness, we purchase certain components and raw materials from sole suppliers (including, for example, the specially designed chemistry synthesis boxes and consumables used in the manufacturing of each of PYLARIFY and Neuraceq and the lipid blend material and perflutren gas used in the manufacturing of DEFINITY). Because we do not control the actual production of many of the products we sell and many of the raw materials and components that make up the products we sell, if a supplier is unable to provide required materials or equipment and a readily available substitute does not exist, we may be subject to delays caused by interruption in production based on events and conditions outside of our control, which could disrupt manufacturing, increase expenses, and negatively impact our business, financial condition, and results of operations.

If we or one of our manufacturing partners or suppliers experiences an event, including a supply chain disruption, shortage or delay, logistics issue, labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue, cybersecurity breach or other issue, we or one of our manufacturing partners or suppliers may be unable or unwilling to manufacture the relevant products at previous levels or on the forecasted schedule, if at all, our business, results of operations, financial condition and cash flows could be adversely affected and result in reputational harm. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a third party or our own facility or establish additional or replacement sources for certain products, components or materials, which could also adversely affect our business, results of operations, financial condition and cash flows and result in reputational harm.

We can give no assurance that Curium Pharma (“Curium”) will continue to be successful with its commercialization of PYLCLARI in Europe or that GE Healthcare will successfully develop and commercialize piflufolastat F-18 in Japan.

We licensed exclusive rights to develop and commercialize piflufolastat F-18 (marketed in the United States as PYLARIFY) to Curium in Europe and to GE Healthcare in Japan. Under the terms of the collaboration with Curium, we are entitled to double-digit royalties on net sales of piflufolastat F-18, which is commercialized in Europe under the name PYLCLARI. PYLCLARI is commercially available in over ten countries in Europe. We cannot assure that Curium will continue to be successful in commercializing it in Europe. Any failure or significant delay in Curium’s ability to continue making PYLCLARI available in additional countries in Europe may harm our business and delay or prevent us from being able to generate additional future royalty revenue from product sales. On September 24, 2025, we announced an exclusive licensing agreement for GE Healthcare to develop, manufacture, and commercialize piflufolastat in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE Healthcare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan. We cannot assure that GE Healthcare will be successful in developing, manufacturing or commercializing it in Japan and any failure or significant delay may harm our business and delay or prevent us from being able to receive milestone payments and generate future royalty revenue.

Our just-in-time manufacturing of radiopharmaceutical products, including PYLARIFY and Neuraceq, relies on the reliability of our PMFs’ equipment and processes, the timely receipt of radioactive raw materials and the timely shipment of finished goods, and any disruption of our supply or distribution networks could have a negative effect on our business.

Radiopharmaceutical products, including PYLARIFY and Neuraceq, rely on radioisotopes with limited half-lives. As a result, we or our partners must manufacture, finish and distribute these products on a just-in-time basis, because the underlying radioisotope is in a constant state of decay. For example, the radioisotope used in PYLARIFY and Neuraceq is F-18, which has a 110-minute half-life, requiring that this product be manufactured and distributed within the same day to end-users. After being made on a cyclotron at a PMF, the F-18 is then combined with certain specially designed ingredients in a chemistry synthesis box to manufacture either PYLARIFY or Neuraceq. The finished product is then quality control tested and transferred to a radiopharmacist who prepares and dispenses patient-specific doses from the final product. Any delay in us receiving radioisotopes, raw materials, equipment or components from suppliers or being able to have finished products delivered to customers because of equipment failure, weather or other unforeseen issues could have a negative effect on our business, results of operations, financial condition and cash flows.

If one of our PMFs experience an event, including a labor dispute, natural disaster, fire, power outage, machinery breakdown, security problem, failure to meet regulatory requirements, product quality issue, technology transfer issue or other issue, we may be unable to manufacture the relevant products at previous levels or on the forecasted schedule, if at all. Due to the stringent regulations and requirements of the governing regulatory authorities regarding the manufacture of our products, we may not be able to quickly restart manufacturing at a PMF facility, or establish additional or replacement sources for certain products, components or materials, which could have a negative effect on our business, results of operations, financial condition and cash flows.

We face significant competition in our business and may not be able to compete effectively.

The markets for our products are highly competitive and continually evolving. Our competitors for our current commercial products and leading clinical development candidates include large, global companies that are more diversified than we are and that have substantial financial, manufacturing, sales and marketing, distribution and other resources:

•
For PYLARIFY, our competitors currently include approved imaging agents from Telix Pharmaceuticals Limited, Blue Earth, a subsidiary of Bracco, and Novartis AG, as well as other non-PSMA PET imaging agents, and there is the potential for future competition from others who may submit regulatory applications in anticipation of PYLARIFY’s NCE exclusivity expiry in May 2026.
•
For DEFINITY, our competitors currently include GE Healthcare and Bracco, as well as echocardiography without ultrasound enhancing agents and other non-echocardiography agents, and there is the potential for future competition from generic manufacturers who may submit regulatory applications using DEFINITY as the reference listed drug (RLD).
•
For Neuraceq, our competitors currently include Lilly and GE Healthcare.

Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future, not only for customers but also for manufacturing resources, including PMF site capacity, raw materials, components, equipment and radiopharmacist time and, for our diagnostic imaging agents, staff at imaging centers and hospitals and PET scanner capacity. For example, for PNT2003, our principal competitors may include Novartis AG; ITM Radiopharma; Curium, and RayzeBio (acquired by Bristol Myers Squibb). For MK-6240 and NAV-4694, our principal competitors may include Lilly and GE Healthcare. For LNTH-2501, our principal competitors may include Curium and Novartis AG.

We cannot anticipate the actions of our current or future competitors in the same or competing modalities, such as significant price reductions on products that are competitive with our own, the ability to offer a portfolio of products and offer price reductions across a portfolio, development of new products that are more cost-effective or have superior performance or higher reimbursement than our current products, potential future products or the introduction of generic versions of our proprietary products, the ability to secure better manufacturing locations or times for production of current or future products that limit the availability of necessary raw materials, production equipment, components or radiopharmacist time or, for our diagnostic agents, PET scanner capacity. In addition, distributors of our products could attempt to shift end-users to competing diagnostic modalities and products, or bundle the sale of a portfolio of products, in either case to the detriment of our specific products. Our current or future products could be rendered obsolete or uneconomical as a result of these activities or other market dynamics that are beyond our control.

Further, the radiopharmaceutical industry continues to evolve strategically, with several market participants recently acquired by larger companies that may have more significant resources than ours. In addition, the supply-demand dynamics of the industry are complex because of large market positions of some participants, legacy businesses, government subsidies (in particular, relating to the manufacture of radioisotopes), and group purchasing arrangements and there are often limited sources available for isotopes and raw materials, including components and equipment, used in the manufacturing of our product and product candidates. We cannot predict what impact new owners, new operators and the involvement of larger companies with more significant resources may have on the strategic decision-making of our competitors, customers and suppliers, and such decision-making could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, in order to remain competitive, in certain circumstances, we provide customers with rebates, which we estimate as a reduction to revenue at the time revenue is recognized. Judgment is required in making these estimates. These rebates can include performance-based offers that are based on attaining contractually specified sales volumes, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period and our estimates can vary by program, product, type of customer and geographic location. In determining the appropriate accrual amount, we consider the contractual terms, historical sales, and changes in sales trends. Specific rebates can impact year-over-year individual product revenue growth trends. If any of our assessments, assumptions, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be impacted.

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

Risks Related to Reimbursement and Regulation

Many of our customers are highly dependent on payments from third-party payors, including government sponsored programs, particularly Medicare, in the United States and other countries in which we operate, and reductions in third party coverage and reimbursement rates for our products (or services provided by healthcare providers using our products) could adversely affect our business, results of operations, financial condition and cash flows.

A substantial portion of our revenue depends on the extent to which the costs of our products purchased by our customers (or services provided by healthcare providers using our products) are reimbursed by third party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. These third-party payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and impose other requirements that may reduce demand for our products. Our customers’ ability to obtain adequate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. If Medicare and other third party payors do not provide adequate reimbursement for the costs of our products (or services provided by healthcare providers using our products), deny the coverage of the products (or those services), reduce current levels of reimbursement, or reimburse competitive products at a higher rate than that available for our products, healthcare professionals may not prescribe our products and providers and suppliers may not purchase our products.

In addition, demand for new products may be limited unless we obtain favorable reimbursement (including coding, coverage and payment) from governmental and private third party payors at the time of the product’s introduction, which will depend, in part, on our ability to demonstrate that a new agent has a positive impact on clinical outcomes, and to maintain favorable reimbursement relative to competitive products. Third-party payors continually review their coverage policies for existing and new products and procedures and can deny coverage for products or procedures that include the use of our products or revise payment policies such that payments do not adequately cover the cost of our products. Even if third-party payors make coverage and reimbursement available, that reimbursement may not be adequate or may favor competitive products and these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.

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
•
Revising payment policies and reducing payment amounts for imaging procedures performed in the hospital outpatient settings, including the new payment policy for diagnostic radiopharmaceuticals beginning in 2025 that currently provides separate payment for PYLARIFY at a rate that reflects MUC, which is lower than the rate paid during TPT Status, and that establishes an MUC reimbursement rate for Neuraceq below that of competitive products; and
•
Reducing prospective payment levels for applicable diagnosis-related groups in the hospital inpatient setting.

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

Under section 218(b) of the Protecting Access to Medicare Act, beginning January 1, 2020, a professional who is ordering advanced diagnostic imaging services (which include MRI, CT, nuclear medicine (including PET) and other advanced diagnostic imaging services that the Secretary of U.S. Department of Health and Human Services (“HHS”) may specify, but not currently including echocardiography) must consult a qualified clinical decision support mechanism, as identified by HHS, to determine whether the ordered service adheres to specified appropriate use criteria (“AUC”) developed or endorsed by CMS-qualified “provider led entities”. Medicare claims for such services must include information indicating whether services ordered would adhere to specified applicable AUC. Denial of claims for failure to include AUC consultation information on the claim form was set to begin on January 1, 2022, but was not implemented by CMS. In the CY 2024 Physician Fee Schedule Final Rule, CMS determined that it was not feasible to fully operationalize the AUC program consistent with the statute within the required time frame. Accordingly, the agency finalized an indefinite pause to the AUC program and the rescission of the regulations promulgated thus far to implement the AUC program. While it is unclear when CMS will resume implementation of the AUC program, to the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Reforms to the United States healthcare system, including changes to policies, guidelines and practices of regulatory authorities, may adversely affect our business.

A significant portion of our patient volume is derived from U.S. government healthcare programs, principally Medicare, which are highly regulated and subject to frequent and substantial changes. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Act”) substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and medical imaging procedures performed in the United States. Subsequently, the Medicare Access and CHIP Reauthorization Act of 2015 significantly revised the methodology for updating the Medicare physician fee schedule. In 2017, Congress enacted legislation that effectively eliminated the Healthcare Reform Act's “individual mandate” beginning in 2019. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which will reduce existing patient coverage under Medicaid. The expiration of certain subsidies for Marketplace coverage currently in place under the Healthcare Reform Act at the end of 2025 may also cause material coverage losses. The OBBBA further restricts Medicaid financing, which will decrease federal funds available to state Medicaid agencies and may result in reduced state Medicaid agency reimbursement rates. Congress continues to consider other healthcare reform legislation. There is no assurance that the Healthcare Reform Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

The full impact on our business of healthcare reforms and other new laws, or changes in existing laws, the interpretations of those laws, or changes to the way regulations and regulatory guidance has been implemented, amended and interpreted, is uncertain. Nor is it clear whether additional legislative or executive branch changes will be adopted or how those changes would affect our industry in general or our ability to successfully commercialize our products or develop or commercialize new products. For example, recent government actions, including reductions in staff and department reorganizations, including those at the FDA, could adversely affect the timing of anticipated regulatory actions or their outcome, and could change historical practices relating to the application or interpretation of regulations relevant to our operations in ways that could have an adverse effect on our business. It is unclear exactly how changes implemented by the U.S. government will affect the U.S. healthcare system, and what impact this will have on our business. If the reforms made by the OBBBA are implemented and result in predicted coverage losses, these changes could reduce the overall number of diagnostic medical imaging procedures performed, reduce reimbursement rates, or both. Additionally, changes in U.S. drug pricing policies, including initiatives that seek to link domestic prices to those paid in other countries under “most‑favored‑nation” pricing concepts, could increase pricing pressure on our products. Any such policies, if implemented or expanded, could reduce reimbursement levels, constrain pricing flexibility, and adversely affect our revenues and results of operations.

Our business and industry are subject to complex and costly regulations. If government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, exclusion and other material limitations on our operations.

Both before and after the approval of our products in development, we, our products, development products, operations, facilities, suppliers, distributors, contract manufacturers, contract research organizations and contract testing laboratories are subject to extensive and, in certain circumstances, expanding regulation by federal, state and local government agencies in the United States., as well as non-U.S. and transnational laws and regulations, with regulations differing from country to country and even state to state, including, among other things, anti-trust and competition laws and regulations, and data privacy laws and regulations such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act and the California Privacy Rights Act. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale, distribution, and import and export of drug products. We are required to register our business for permits and/or licenses with, and comply with the stringent requirements of the FDA, the Nuclear Regulatory Commission, the HHS, Health Canada, the EMA, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”), the National Medical Products Administration, state and provincial boards of pharmacy, state and provincial health departments and other federal, state and provincial agencies. Violation of any of these regulatory schemes, individually or collectively, could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid drug rebate program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices and price-related information to government agencies under healthcare programs, such as the Medicaid drug rebate program and Medicare Part B. Our Medicaid Drug Rebate agreements require us to report certain price information to the federal government. Determination of the rebate amount that we pay to state Medicaid programs for our products, of prices charged to government and certain private payors for our products, or of amounts paid for our products under government healthcare programs, depends upon information reported by us to the government and calculations of discounted pricing or rebates can be impacted in certain cases by the lowest price we offer to customers not participating in such government programs. For example, the calculation of the 340B drug price we can charge for our products is determined on a quarterly basis, based in part on the lowest, or best, price we sold that product to a customer not purchasing under a government program. To the extent we reduce our best price, the 340B drug price will also be reduced. If we provide customers or government officials with inaccurate information about the products’ pricing or eligibility for coverage, or the products fail to satisfy coverage requirements, we could be terminated from the rebate program, be excluded from participation in government healthcare programs, or be subject to potential liability under the False Claims Act or other laws and regulations. To the extent more of our customers purchase our products under these various federal or state healthcare programs, this may reduce the net revenue we receive for such product and the gross margin associated with such product.

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

Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, as well as health programs outside the United States, and even settlement of alleged violations can result in the imposition of corporate integrity agreements that could subject us to additional compliance and reporting requirements and impact our business practices. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from criminal acts committed by our employees or agents. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming.

Risks Related to Our Intellectual Property and Related Legal Proceedings

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

Additionally, in 2024 we filed a patent infringement lawsuit against a healthcare-related imaging software developer, and that litigation is ongoing. While we believe it is important to vigorously protect our intellectual property, intellectual property litigation can be costly and time-consuming, and we cannot predict the path that this or any other litigation may take or what the potential outcome may be.

For additional information regarding risk associated with legal proceedings other than those related to intellectual property, See “Our business and operations could be negatively affected by any pending or future securities litigation.”

We, or our business partners, may be subject to claims that we, or our partners, have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any of these claims is uncertain and any unfavorable result could adversely affect our business, results of operations, financial condition and cash flows.

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

In particular, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products, and we expect this litigation activity to continue. As a result, we may be subject to litigation over infringement claims regarding the products we manufacture or distribute or intend to manufacture or distribute. For example, on January 26, 2024, we were sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our ANDA for PNT2003 and Paragraph IV certification, consistent with the process established by the Hatch-Waxman Act (the “PNT2003 Litigation”). This type of litigation can be costly and time-consuming and could divert management’s attention and resources, generate significant expenses, damage payments (potentially including treble damages) or restrictions or prohibitions on our use of our technology, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, if we or one of our partners are found to be infringing on proprietary rights of others, we may be required to develop non-infringing technology, obtain a license (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, or cease making, using and/or selling the infringing products, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, in the United States, it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payors are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the United States and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products, and demand for our products may decline.

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection of our commercial products and technologies and products in development, as well as successfully enforcing and defending these patents and trade secrets against third parties and their challenges, both in the United States and in foreign countries. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that we maintain the secrecy of our trade secrets and can enforce our valid patents and trademarks.

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
•
The validity or enforceability of our patent applications or patents may be subject to challenge through interferences, oppositions, post-grant review, ex-parte re-examinations, inter partes review or similar administrative proceedings;
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
•
The patents of others may have an adverse effect on our business; or
•
The cost to defend our patents may be significant and may result in litigation which could be costly and time consuming.

Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. Third parties have challenged and are likely to continue challenging the validity or enforceability of patents that have been issued to us by the USPTO or the applicable foreign patent office or licensed to us. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented, which could negatively impact their commercial value. Furthermore, patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the European Economic Area (“EEA”) and are costly to defend.

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

Risks Related to Our Business Operations and Financial Results

We may not be able to hire or retain the number of qualified personnel, particularly scientific, medical and sales personnel, required for our business, which would harm the expansion of our internal research and development (“R&D”) capabilities, sales of our products and approval timelines for and commercialization of our product candidates and limit our ability to grow.

Competition in our industry for highly skilled scientific, healthcare and sales personnel is intense and we may compete with larger pharmaceutical companies that likely will have access to greater financial resources than we do. As we expand our product candidate pipeline, including through acquisitions of products and product candidates from other companies, and develop and expand our internal R&D capabilities, we will need to continue to hire additional scientific, medical and regulatory personnel. In addition, as we seek to commercialize additional products, we will need to hire additional employees to assist us with such commercialization, including in sales, marketing, reimbursement, quality and medical affairs. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for these personnel or due to insufficient financial resources, then timelines for the approval and commercialization of our product candidates could be impacted, our growth could be limited and it could have a material adverse effect on our business.

Changes to management or other key personnel, including the recent turnover in our leadership and senior management team, could have an adverse effect on our business.

Our success is substantially dependent upon the performance, contributions and expertise of our executive leadership, senior management team and other key personnel. Our executive leadership, senior management team and other key personnel play a significant role in formulating and executing on our long-term strategy, generating business and overseeing operations. We have experienced, and may continue to experience, significant executive management changes, including the consolidation of roles and responsibilities. Brian Markison, our former Chief Executive Officer (“CEO”), retired from the Company effective December 31, 2025, and Mary Anne Heino, the Chair of our Board of Directors, is serving as our CEO as of January 1, 2026 while the Board of Directors conducts a comprehensive search for our next CEO. Our former President, Paul Blanchfield, accepted a role with another company and left the Company in November 2025. We also have experienced and may continue to experience the departure and transition of other members of the leadership team.

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

Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Our executive officers are at-will employees; as such, their employment with us could terminate at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. We also do not maintain key person life insurance policies on any of our executive officers. While we have experienced turnover on our executive leadership team, we have generally been able to fill positions by either promoting existing employees or attracting new, qualified individuals to lead key functional areas. Our inability to retain our existing executive leadership and senior management team, maintain an appropriate internal succession program or attract and retain additional qualified personnel could have a material adverse effect on our business.

Any constraint on the availability of staff at imaging centers and hospitals and PET scanners could impact our ability to continue to generate substantial revenue from PYLARIFY, grow Neuraceq, and successfully launch and commercialize radiodiagnostic products in our pipeline.

Use of our radiopharmaceutical diagnostic products is dependent upon the availability of staff at imaging centers and hospitals and PET scanners in the market. Accordingly, our ability to continue to generate substantial revenue from PYLARIFY, grow Neuraceq, and successfully launch new PET diagnostic products, including the new formulation of our PSMA PET imaging agent, MK-6240, LNTH-2501 and NAV-4694, is dependent upon the availability of such staff at imaging centers and hospitals and PET scanners generally and our ability to ensure on time availability of our products to meet user needs. If there are staff shortages among imaging centers or hospitals, or if PET scanner capacity becomes constrained, or we are unable to meet the expectations of these customers, that could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

Our business depends on our ability to effectively manage existing products, successfully develop and launch new products and indications, generate actionable insights from data, and adapt to rapid technological and medical practice changes.

The healthcare and diagnostic imaging industries are characterized by rapid and continuous technological change, evolving clinical practices, and shifting customer expectations. Our success depends on our ability to manage and improve our existing products, develop and commercialize new products and new indications, and respond effectively to competitive and technological developments. This requires, among other things, our ability to fund product development and lifecycle management initiatives; anticipate and respond to customer needs and competitive actions; collect, analyze, and derive meaningful insights from available data; obtain timely regulatory approvals; manufacture products efficiently and reliably; protect and leverage our intellectual property; and meaningfully differentiate our products in the marketplace.

To remain competitive, we must make substantial and ongoing investments in product development, whether through internal research and development efforts or through external licensing arrangements or acquisitions. If we are unable to effectively manage our existing products or successfully introduce new or improved products or indications on a timely basis, our business, results of operations, financial condition, and cash flows could be materially adversely affected.

Even if we successfully develop, manufacture, and obtain regulatory approval for new products or new indications for existing products, commercial success is not assured. Market acceptance of our products depends on numerous factors, including the availability and clinical positioning of competing products, the breadth of indications for which competitors’ products are approved, relative pricing, timing of market entry, our ability to enter into favorable commercial agreements, the effectiveness of our sales and distribution efforts, overall market conditions, and our ability to obtain and maintain adequate coding, coverage, and reimbursement, including the availability of TPT Status.

The diagnostic medical imaging market is highly dynamic. New imaging agents, equipment, software, and diagnostic modalities are continually being developed, and existing technologies are frequently refined or displaced. Our diagnostic imaging agents compete not only with other similarly administered agents, but also with agents used in alternative or competing diagnostic modalities. Advances in technology, shifts in clinical preferences, changes in perceptions regarding comparative efficacy, safety, or radiation exposure, or changes in reimbursement methodologies or supplemental payments (including the granting or loss of TPT Status or reimbursement at ASP versus MUC) may favor competing products or modalities and reduce demand for our products. In addition, new or revised appropriate use criteria issued by professional societies may reduce utilization of certain imaging procedures or agents. The development, timing, and adoption of disease‑modifying therapeutics that require or are used in connection with diagnostic imaging may also affect demand for our products. If any of our products become technologically obsolete or are displaced by superior alternatives, we may experience reduced sales volumes or pricing pressure. Lower unit volumes could result in higher per‑unit overhead costs, which could materially adversely affect our business, results of operations, financial condition, and cash flows.

In addition, reliable, comprehensive, and real‑time market data for certain products and indications is limited. As a result, we rely on a combination of historical sales data, information provided by third‑party manufacturing and distribution partners, third‑party medical claims data, primary market research, and other publicly available information to estimate market size, assess trends, and make strategic decisions. These assessments require assumptions that may be inaccurate, incomplete, or untimely. If our assumptions regarding market size, growth, adoption rates, or competitive dynamics are incorrect, we may make strategic or investment decisions—such as those relating to resource allocation, geographic expansion, or commercialization strategy—that fail to achieve their intended results, which could materially adversely affect our business, results of operations, financial condition, and cash flows.

The successful launch of a new pharmaceutical product is inherently uncertain, requires significant upfront investment and advance planning, and depends on coordinated execution across multiple functions. Product launches require accurate demand forecasting, reliable and timely product supply across complex manufacturing and distribution networks, effective educational and promotional efforts, and the timely achievement of favorable reimbursement and coverage decisions from payors. These activities involve substantial judgment and are subject to factors that are difficult to predict. If we misjudge demand, experience supply chain disruptions, fail to effectively educate healthcare providers, or are unable to secure timely and adequate reimbursement or coverage, a product launch may be delayed, adoption may be limited, or utilization may fall short of expectations. Because product launches involve significant upfront expenditures, delays or execution failures may be costly or difficult to remediate and could materially adversely affect our business, results of operations, financial condition, and cash flows.

We may be adversely affected by prevailing economic conditions and financial, business and other factors beyond our control.

Our ability to attract and retain employees and customers, to invest in and grow our business, to maintain our desired levels of costs of goods sold and operating expenses and to meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions, changes to financial, business and regulatory expectations, and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, inflationary pressures, escalating prices, including those that may occur as a result of tariff policies. We cannot anticipate all the ways in which the current or future economic climate, financial market conditions and government actions could adversely impact our business. We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals, including our products. If fewer patients are seeking medical care because they do not have insurance coverage, our customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products or seek lower cost alternatives to our products where available. If customers are not successful in generating sufficient revenue, are precluded from securing financing from the financial markets, or lose or cannot secure funding from the government, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Research programs that could benefit from our investigational or commercial products may slow or be discontinued if funding cannot be secured or is withdrawn, which could delay when the results of such research becomes available and when or how often our products are purchased by third parties for use in their research programs. This, in turn, could adversely affect our business, results of operations, financial condition and cash flows. To the extent prevailing economic conditions result in fewer procedures being performed or fewer research programs being completed, our business, results of operations, financial condition and cash flows could be adversely affected.

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

An interruption in our ability to fulfill our obligations as a service provider or supplier to third parties, either through our contract development and manufacturing operations and/or in supplying our commercial or investigational products in support of research programs being conducted by third parties, may adversely affect our reputation and business.

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

We also have contractual commitments to supply our investigational products and certain of our commercial products to third parties as part of their own research programs. Our ability to supply these products may depend upon the ability of PMFs to manufacture the products to meet the requirements of each research program, including that the product be available at the specific time of day required by the third-party’s research protocol, which may include locations both within and outside of the United States. We may have limited alternative PMF facilities in certain locations in the event one or more facility is unable to timely manufacture and supply the relevant products, and it may not be possible to timely manufacture the relevant products at required levels or at all, which may cause us to fail to meet our contractual obligations and may adversely affect our business and our reputation. These third-party research programs could be discontinued, which could adversely affect our business, results of operations, financial condition and cash flows.

Our recent acquisitions, dispositions and other future strategic transactions may disrupt our ongoing business and create distractions for our management. Additionally, the risks related to these transactions, including the risk that we are unable to successfully integrate acquired businesses into our operations, the risk that we are unable to support transitional services associated with dispositions or on the anticipated timeline, or at all, or are unable to realize the anticipated benefits that each transaction is predicted to bring, could adversely affect our business, results of operations, financial condition and cash flows.

As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary businesses, such as our recent acquisitions of Life Molecular in July 2025 and Evergreen in April 2025. In addition, as part of our broader strategy, in May 2025, we announced that we had entered into a definitive agreement to sell our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”), and we subsequently completed that disposition on January 1, 2026. These transactions, in addition to advancing our existing pipeline and focusing our operations, create multiple competing interests that are complex and time-consuming, which may distract our management and disrupt our ongoing business.

Our completed and any potential future acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, results of operations, financial condition and cash flows:

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
•
Difficulties in integrating new operations, technologies, products, and personnel, including the time it may take to effectively prioritize and communicate decisions across a broader organization and portfolio;
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

In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including R&D, manufacturing, sales and marketing, finance, legal, and information technologies. There can be no assurance that any of our acquisitions will be successful or will be, or will become or remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.

Further, the disposition of our SPECT business to SHINE included providing certain transition services to SHINE for a period of time following the closing. Such transition services have been and may continue to be time consuming, and may distract personnel providing those services, including our management and disrupt our ongoing business. Additionally, there may be unforeseen expenses related to this divestiture, or we may fail to realize the expected benefits of this transaction, including potential future payments, which could adversely affect on our financial condition, results of operations and cash flows.

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
•
Higher than expected acquisition, integration or operational costs;
•
Increased amortization expenses;

•
Difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel or of retaining key personnel; and
•
Diversion of our management’s and other personnel’s time and attention to identify, assess and acquire potential additional products, businesses or technologies.

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

For the year ended December 31, 2025, we derived approximately 5.4% of our revenues and sourced approximately 12.0% of our costs of goods sold outside of the United States. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
Less stable political and economic environment and changes in a specific country’s or region’s political or economic conditions;
•
Changes in trade policies, regulatory requirements and other barriers, including, for example, U.S. trade sanctions against Iran and those countries and entities doing business with Iran, which could adversely impact international isotope production and, indirectly, our global supply chain;
•
Changes to, or the imposition of new tariffs or customs duties;
•
Potential global disruptions in air transport, which could adversely affect our international supply chains for radioisotopes, as well as international distribution channels for our commercial products;
•
Entering into, renewing or enforcing commercial agreements with international governments or provincial authorities or entities directly or indirectly owned or controlled by such governments or authorities;
•
International customers which are agencies or institutions owned or controlled by foreign governments;
•
Local business practices which may be in conflict with the FCPA and the Bribery Act;
•
Currency fluctuations;
•
Unfavorable labor regulations;
•
Greater difficulties in relying on non-U.S. courts to enforce either local or U.S. laws, particularly with respect to intellectual property;
•
Greater potential for intellectual property piracy;
•
Greater difficulties in managing and staffing non-U.S. operations;
•
The need to ensure compliance with the numerous in-country and international regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including in connection with the General Data Protection Regulation in the EEA;
•
Changes in public attitudes about the perceived safety of nuclear facilities;
•
Civil unrest or other catastrophic events; and
•
Longer payment cycles of non-U.S. customers and difficulty collecting receivables in non-U.S. jurisdictions.

These factors are beyond our control. The realization of any of these or other risks associated with operating outside the United States, including the need to import materials from outside the United States to produce our products, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

To remain competitive in our industry, we must employ information technologies to collect and analyze data and to support manufacturing processes, quality processes, ordering requirements and preferences, distribution, research and development, regulatory applications, commercialization efforts and strategic planning to capture, manage and analyze large streams of data in compliance with applicable regulatory requirements. While we rely extensively on technology, some of which is managed by third-party service providers, to allow the concurrent conduct of work sharing around the world, all aspects of our business are not automated and we cannot eliminate all potential risks associated with our information technology systems, including those associated with introducing new systems, processes or data. As with all information technology, our equipment and infrastructure age and become subject to increasing maintenance and repair and our systems generally are vulnerable to potential damage or interruptions from fires, natural disasters, power outages, blackouts, machinery breakdown, telecommunications failures and other unexpected events, as well as to break-ins, sabotage, increasingly sophisticated intentional acts of vandalism or cybersecurity threats which, due to the nature of such attacks, may remain undetected for a period of time. In addition, a failure to adopt evolving technologies could introduce risk as legacy systems may be incompatible with newer technologies introduced to our systems or become less effective, inefficient to sustain and potentially obsolete. As these threats continue to evolve, we may be required to expend additional resources to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Given the extensive reliance of our business on technology, including reliance on third-party service providers, any failure to adhere to robust security practice or any substantial disruption or resulting loss of data that is not avoided or either corrected by our backup measures or other means, could result in legal liability, harm our business, reputation, operations and financial condition.

Our use of artificial intelligence (“AI”) or other emerging technologies could adversely affect our business, results of operations, financial condition and cash flows.

We deploy AI and other emerging technologies in various facets of our operations and we continue to explore further use cases for AI. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business activities but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, or that our competitors may more quickly or effectively adopt AI capabilities. Our use of AI or other emerging technologies could also exacerbate regulatory, cybersecurity and other significant risks, all of which could adversely affect our business, results of operations, financial condition and cash flows.

A disruption in our computer networks, including those related to cybersecurity, could adversely affect our business, results of operations, financial condition and cash flows.

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

We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information, personally identifiable data and personal health information), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers about the security of their orders and personal information, as well as the perception of our manufacturing partners of the security of their proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption of internal operations could adversely affect our business, results of operations, financial condition and cash flows. To date, we have not experienced any known material cybersecurity attacks.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2025, we had U.S. federal income tax loss carryforwards of $281.4 million, $108.2 million of which will expire between 2029 and 2037, $173.2 million of which can be carried forward indefinitely, foreign net operating losses of $76.3 million, $3.9 million of which expire between 2032 and 2035 and $72.4 million of which can be carried forward indefinitely, and state income tax loss carryforwards of $9.2 million, tax-effected. We may be limited in our ability to use these tax loss carryforwards to reduce our future income tax liabilities if our future income is not sufficient to absorb the losses. Additionally, we may be limited in our ability to use our U.S. federal and state tax loss carryforwards or if we were to experience another “ownership change” as specified in Section 382 of the Internal Revenue Code including if we were to issue a certain amount of equity securities, certain of our stockholders were to sell shares of our common stock, or we were to enter into certain strategic transactions.

Risks Related to Our and our Strategic Partners’ Portfolios of Clinical Development Candidates

We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop our new formulation of our prostate-specific membrane antigen (“PSMA”) PET Imaging Agent.

In August 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for a new formulation of our F-18 PSMA PET imaging agent, filed by our subsidiary Aphelion, and that the FDA set a Prescription Drug User Fee Act (“PDUFA”) target action date of March 6, 2026. The new formulation was designed to enhance product stability and increase batch production, with the potential to enhance supply flexibility and improve operating leverage across the network. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for CMS reimbursement for the new formulation, including seeking three years of TPT Status; however, we can provide no assurance that the new formulation will be approved by the FDA, that we will meet our timeline for our planned rollout, or that we will obtain TPT Status. Even if we do receive NDA approval, all of the risks described above with respect to our ability to continue to generate substantial revenue from PYLARIFY, as well as the risk associated with launching a product, would also apply to our new formulation of our PSMA PET imaging agent, and we can provide no assurances that the anticipated increase in batch size or other expected improvements associated with the design of the new formulation will be realized or be viewed in the market as differentiating factors.

We may not, or may take longer to, realize the expected benefits and opportunities related to our acquisition of the rights to LNTH-2501.

In April 2025, we acquired Evergreen, including the rights to LNTH-2501. On October 30, 2025, we announced that the FDA had accepted our NDA for LNTH-2501 and has set a PDUFA target action date of March 29, 2026, but we can provide no assurance that LNTH-2501 will be approved by the FDA based on the data submitted or, if approved, that we will be successful in gaining post-approval market acceptance and adequate coding, coverage, and payment for LNTH-2501 or that our manufacturer will be able to successfully develop and scale the manufacturing capabilities to support the launch of LNTH-2501. Even if we do receive NDA approval, all of the risks described above with respect launching a product would apply to LNTH-2501. Additionally, LNTH-2501 is a kit product with a supply chain that differs from that of our other commercial products which may introduce additional operational complexity, coordination requirements, sourcing and supply risks, and we can provide no assurance that we will be able to successfully or timely launch LNTH-2501, achieve anticipated adoption, or realize expected commercial results.

We may not, or may take longer to, realize the expected benefits and opportunities related to, investments we have made to develop diagnostic product candidates to be used in diagnosing, staging and monitoring Alzheimer’s disease.

As part of our acquisition of Life Molecular, we acquired LNTH-2620, a next-generation radioactive tracer used in PET scans to detect and visualize tau protein tangles in the brain, a key biomarker for Alzheimer’s disease and other neurodegenerative disorders. LNTH-2620 is currently in a Phase 3 study.

During 2024, we acquired Meilleur, which holds the rights under a license agreement to develop and commercialize NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials.

Previously, we acquired MK-6240, which is a registrational stage F-18-labeled PET imaging agent that targets tau tangles. In October 2025, we announced that the FDA had accepted our NDA for MK-6240 and has set a PDUFA target action date of August 13, 2026, but we can provide no assurance that MK-6240 will be approved by the FDA based on the data submitted or, if approved, that we will be successful in commercializing MK-6240.

While we believe that both MK-6240 and LNTH-2620, as tau imaging agents, and NAV-4694, as a beta amyloid imaging agent, have the potential to expand our Neurology franchise that also includes Neuraceq and play an important role in diagnosing, staging and monitoring Alzheimer’s disease, we can give no assurance that we will be successful with continued development, regulatory approval and commercialization of these product candidates or that disagreements with the counterparties to our license agreements or the former stockholders of the companies we acquired who could receive future milestone and royalty-based payments will not arise, including disagreements over proprietary rights, contract interpretation or the preferred course of product research, development or marketing that might cause delays or termination of the license agreements, or might result in litigation or arbitration, which could be time-consuming and expensive. In addition, the successful acceptance and use of these diagnostic product candidates will depend on the successful development by pharmaceutical companies of disease-modifying treatments for Alzheimer’s disease, as well as the inclusion of our product candidates in the prescribing information or guidelines for such disease-modifying treatments.

We may not, or may take longer to, realize the expected benefits and opportunities related to, the POINT Biopharma Global Inc. (“POINT”) License Agreements.

On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2003 and PNT2002 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products. We, along with our counterparty in the POINT License Agreements, may not be able to meet expected or planned regulatory milestones and timelines due to a number of factors, including, with respect to PNT2003, the PNT2003 Litigation, which could postpone FDA approval for up to 30 months or result in us being further delayed in launching PNT2003 or requiring us to seek a license for intellectual property rights. Even if the licensed products are suitable for commercialization in a timely manner, we may not achieve the expected revenues from the sale of such products, and our revenue, ability to achieve profitability and return on investment may be adversely affected. We are also dependent on POINT to develop commercial product capacity and manufacture for both PNT2003 and PNT2002.

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

Additionally, if we fail to comply with our obligations under the POINT License Agreements, then POINT may conclude that we have materially breached and may terminate one or both of the POINT License Agreements, in which event we may lose our rights to develop and market PNT2003 and PNT2002 or incur liability for damages.

The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to review the available PNT2002 data, we do not currently plan to pursue an NDA or further invest in this asset, as a result, we may never realize future benefits from the related POINT License Agreement.

Any of the foregoing risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The process of developing new drugs and obtaining regulatory approval is complex, time-consuming and costly, and the outcome is not certain.

We currently have pre-clinical and clinical development programs and are exploring additional lifecycle management opportunities for some of our current products, including PYLARIFY and Neuraceq. To obtain regulatory approval for these products, we may need to conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements, as further described in Part I, Item 1. “Business—Regulatory Matters” to this Form 10-K. In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous third parties, including contract research organizations, clinical trial investigators and contract manufacturing organizations. If any of these service providers breach or terminate its agreement with us or otherwise fail to conduct the service for which it is responsible successfully and in a timely and compliant manner, the development or commercialization of the affected product candidate or research program could be delayed or terminated. In addition, oversight of third-party service providers can be costly and time-consuming and could divert management’s and other personnel’s time and attention,

Satisfaction of all regulatory requirements to successfully obtain regulatory approval for a new product typically takes many years and requires the expenditure of substantial resources. A number of other factors may cause significant delays in the completion of our development programs and clinical trials, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of an investigational product to meet required standards for administration to humans. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a clinical trial, or we may decide to slow down the enrollment in a trial in order to conserve financial resources or for other reasons.

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

We are not permitted to market our products in development in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval for a new drug requires the submission of an NDA to the FDA for our products in development. The NDA must include extensive non-clinical and clinical data and supporting information to establish the product’s safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process can take many years to complete, and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical trials and surveillance or other risk management measures to monitor the safety or efficacy of the product. In some instances, products in development may also be approved by filing an ANDA or Section 505(b)(2) NDA with the FDA (as further described in Part I, Item 1. “Business—Regulatory Matters—Hatch-Waxman Act” of this Form 10-K); provided, however, that seeking regulatory approval under such pathways may subject the product candidate to litigation brought by an innovator of similar drugs under the Hatch-Waxman Act, as is the case with the PNT2003 Litigation. Markets outside of the United States also have requirements for approval of products with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products in development, once obtained, may be withdrawn. Approvals might not be granted on a timely basis, if at all.

Even if clinical development candidates receive regulatory approval, we can give no assurance that they can be successfully commercialized.

Even if we or our partners’ clinical development candidates proceed through their clinical trials and ultimately receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at a reasonable cost or that such a product will be successfully marketed or distributed. For example, although our licensee, GE Healthcare, has received FDA approval of Flyrcado (flurpiridaz F-18) for coronary artery disease diagnosis, there is no guarantee that GE Healthcare will continue to be successful in its commercialization of Flyrcado, which may delay or prevent us from being able to generate additional future royalty revenue from product sales. Additionally, the manufacturing, marketing and distribution of an F-18-based radiopharmaceuticals like Flyrcado, as well as our investigational products, such as MK-6240, NAV-4694 and LNTH-2620, will require the further leveraging of a field-based network of specialized PMFs, with radioisotope-producing cyclotrons, which we use for PYLARIFY and Neuraceq, and will need to be manufactured and distributed rapidly to end-users. We can give no assurance that additional PMF sites will have the capacity to produce products in addition to the products they may already produce, including other F-18-based products, that those PMF sites will be willing to commit to manufacture new products or that they can successfully complete the technology transfer process necessary to manufacture new products and to obtain necessary regulatory approvals.

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

Further, our ability to accurately forecast demand to support the launch of new products, including variations in demand across geographic regions, is limited, and errors in forecasting could adversely affect our business, results of operations, financial condition and cash flows. Demand for our products may differ materially from our current expectations due to factors that are difficult to predict, including customer adoption rates, purchasing patterns, competitive offerings, pricing dynamics, reimbursement or regulatory considerations, and broader market conditions. The commercialization of our products relies on production across multiple manufacturing sites located in different regions of the United States. To meet anticipated customer demand, we must maintain appropriate levels of raw materials and manufacturing capacity at each of these sites. Accurately aligning regional demand forecasts with inventory levels across multiple locations requires complex planning and coordination, and any errors in forecasting or execution could result in excess or insufficient inventory at one or more sites. If we overestimate demand in a particular region, we may incur increased carrying costs, write‑downs or obsolescence of raw materials or finished goods, and inefficiencies in our manufacturing operations. Conversely, if we underestimate demand, we may experience supply shortages, production delays, missed sales opportunities, strained customer relationships, or damage to our reputation. In addition, shifting inventory or production capacity between sites may not be feasible on a timely or cost‑effective basis. Any of these outcomes could increase our costs, reduce our margins, delay or limit the successful adoption of the product, and materially and adversely affect our business, results of operations, and financial condition.

In addition, the successful acceptance and use of our diagnostic product candidates may depend in part on the successful development by pharmaceutical companies of disease-modifying treatments for the disease areas in which our product candidates are intended to be used, as well as the inclusion of our product candidates in the prescribing information or guidelines for such disease-modifying treatments.

We have been and expect to continue to be dependent on partners for the development of certain product candidates, which expose us to the risk of reliance on these partners.

In connection with our ongoing development activities, we currently depend, and expect to continue to depend, on numerous collaborators. For example, in addition to our collaboration with Curium on PYLCLARI in Europe, GE Healthcare on Flyrcado in the United States and piflufolastat in Japan and POINT on PNT2003, we have other collaborations to develop and commercialize products. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

If any of our collaborators breach or terminate its agreement with us or otherwise fail to conduct successfully and in a timely manner the collaborative activities for which they are responsible, the preclinical or clinical development or commercialization of the affected product candidate or research program could be delayed or terminated. We generally do not control the amount and timing of resources that our collaborators devote to our programs or product candidates. We also do not know whether current or future collaboration partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our collaborative arrangements. Our collaborators are also subject to similar development, regulatory, manufacturing, cyber-security and competitive risks as us, which may further impede their ability to successfully perform the collaborative activities for which they are responsible. Setbacks of these types to our collaborators could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on licenses from third parties for our rights to existing commercial products and to develop and commercialize certain product candidates. If we fail to achieve milestone requirements or to satisfy other conditions or otherwise have disagreements with those third parties, we may lose those rights under those license agreements, and our business, results of operations and financial condition could be adversely affected.

Many of our products or product candidates incorporate rights licensed by third parties, including, but not limited to patent rights on PYLARIFY, Neuraceq, PNT2003, MK-6240 and NAV-4694. Disagreements with licensors over proprietary rights, contract interpretation or the preferred course of product research, development, regulatory strategy or marketing, might cause delays in performance under the applicable license agreements or termination of the license agreement, or might result in litigation or arbitration, which could be time-consuming and expensive. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, sometimes in accordance with established timelines, to maintain rights under our license agreements. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may seek to terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products. This loss or any sustained disagreement with a licensor could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Capital Structure

Repurchases by us of our common stock may affect the value of our common stock and reduces cash available for other purposes.

We have from time to time engaged in repurchase programs of our common stock. In July 2025, our Board of Directors authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027, via open market purchases, privately negotiated transactions, block trades or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations (the “2025 Program”). As of December 31, 2025, we had repurchased a total of approximately 3.5 million shares under the 2025 Program for approximately $200.0 million, and approximately $200.0 million of shares of our common stock remain available for repurchase under the 2025 Program. Such repurchases could increase, or prevent a decrease in, the market price of our common stock, although there can be no assurance that an increase, or prevention of a decrease, would occur, and stockholders could prefer that we allocate our capital in a different manner, which could negatively impact the market price of our common stock.

The conditional conversion feature of the 2.625% Convertible Senior Notes due December 2027, if triggered, may adversely affect our financial condition and operating results.

On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due December 2027 (the “Notes”), which included $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among Lantheus Holdings, Lantheus Medical, and U.S. Bank Trust Company, National Association, as Trustee. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. For example, holders could elect to convert their Notes during a calendar quarter if the trading price of our common stock was greater than or equal to 130% of the conversion price of the Notes (initially $79.81 per share) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Stock Price Conversion Threshold”). During the third quarter of 2024, the closing price of the Company’s common stock exceeded the Stock Price Conversion Threshold, so the Notes were convertible at the option of the holders during the fourth quarter of 2024, and, in connection therewith, holders of $4,000 in aggregate principal of Notes elected to convert their Notes, for which we elected to pay cash in consideration of our conversion obligation in excess of the aggregate principal amount of the converted Notes. Since the third quarter of 2024, the closing price of the Company’s common stock has not exceeded the Stock Price Conversion Threshold, so the Notes have not been convertible at the option of the holders of the Notes subsequent to the fourth quarter of 2024. However, if such a right becomes available again and if one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by arranging for one or more financial institutions to take the Notes from converting holders and pay such holders in accordance with the Indenture, we would be required to settle any converted principal amount of such Notes through the payment of cash and by paying or delivering, at our election, cash, shares of our common stock, or a combination of cash and shares, with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, which could adversely affect our liquidity or, if we elect to settle our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of common stock (whether in whole or in part), could dilute the ownership interests of our existing common stockholders.

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

As of December 31, 2025, we had approximately $575.0 million of total principal indebtedness remaining under the Notes and availability of $750.0 million under our five-year revolving credit facility, which was amended in December 2024 (as amended, the “2022 Revolving Facility”). The amendment extended the maturity date of the 2022 Revolving Facility to December 19, 2029 and increased the amount available under the 2022 Revolving Facility from $350.0 million to $750.0 million. Our indebtedness and any future indebtedness we incur could:

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

During periods of volatility and disruption in the United States, European, or global credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing or repaying our 2022 Revolving Facility could be higher than under our current 2022 Revolving Facility. Higher cost of new debt may limit our ability to have cash on hand for working capital, capital expenditures and acquisitions on terms that are acceptable to us. Additionally, our 2022 Revolving Facility has variable interest rates. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.

Our stock price has fluctuated significantly, which could cause the value of your investment in our common stock to decline, and you may not be able to resell your shares at or above your purchase price.

Securities markets worldwide have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The high and low closing sales prices of our common stock during the twelve months ended December 31, 2025 were $110.01 and $50.11, respectively. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•
Market conditions in the broader stock market;
•
Actual or anticipated fluctuations in our quarterly financial and operating results;
•
Issuance of new or changed securities analysts’ reports or recommendations;
•
Investor perceptions of us and the pharmaceutical and medical device industries;
•
Sales, or anticipated sales, of large blocks of our stock;
•
Acquisitions or introductions of new products or services by us or our competitors;
•
Positive or negative results from our clinical development programs;
•
Additions or departures of key personnel;
•
Regulatory or political developments;
•
Loss of intellectual property protections;
•
Litigation and governmental investigations;
•
Geopolitical events; and
•
Changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock is volatile, holders of that stock may institute securities class action litigation against the company that issued the stock, including, as discussed in the risk factor entitled “Our business and operations could be negatively affected by any pending or future securities litigation”.

Our business and operations could be negatively affected by any pending or future securities litigation or claims that we have otherwise engaged in wrongdoing.

We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, on September 9, 2025, an alleged stockholder initiated a putative securities class action against us in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of our named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. Under the operative scheduling order in the case, the lead plaintiff may file an amended complaint by March 13, 2026. Additionally, on December 17, 2025, another alleged stockholder filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of our Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. Because the outcome of litigation is uncertain, we cannot predict how or when these matters will ultimately be resolved. These actions, or any other stockholder litigation against us, could cause us to incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

With respect to cybersecurity risks, we have invested and continually invest in cybersecurity services, technologies, and capabilities. On an ongoing basis we provide our employees with comprehensive cybersecurity awareness training around phishing, malware and other cybersecurity risks, all in a manner reasonably intended to educate employees to safely avoid cyber attacks and mitigate the risk of employee related security breaches. In support of our cybersecurity program, our systems and services undergo regular reviews by management to determine if any insufficiencies in cybersecurity exist.

If an incident is detected, our cybersecurity team follows the incident response policy to investigate, review and determine the potential impacts of such an incident. If the cybersecurity team determines that an incident could reasonably be expected to have an impact on the financial condition, operations or reputation of the Company, it escalates the incident to the crisis management team, which includes executive management. The crisis management team further evaluates the potential impact and materiality of an event and the appropriate response required. The crisis management team coordinates the appropriate response effort and communicates, as applicable, to the Audit Committee. To the extent that cybersecurity incident is determined to be material or otherwise reportable under applicable law, the appropriate disclosures are made.

We monitor material risks from cybersecurity threats relating to potential compromises of sensitive information at our third-party business partners where relevant and reevaluate these risks periodically. We also conduct third-party security reviews and testing of our network, processes and systems periodically.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

We rely on our computer networks and systems, some of which are managed by third-parties, to manage and store electronic information (including sensitive data such as confidential business information, personally identifiable data and personal health information), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our preventative actions or security measures, our infrastructure may be vulnerable to external or internal attacks or failures. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers about the security of their orders and personal information, as well as the perception of our manufacturing partners of the security of their proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption of internal operations could also have a material adverse impact on our results of operations, financial condition and cash flows.

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

Our Audit Committee and Nominating and Corporate Governance Committee are primarily responsible for, among other things, overseeing our compliance and ERM programs, information technology systems, and our processes and data, including cybersecurity and data privacy. These responsibilities include reviewing and discussing with management our policies and processes relating to risk assessment and risk management. Cybersecurity and data privacy are regular topics on the Audit Committee’s agenda and management reviews at least quarterly the results of cybersecurity monitoring and discusses performance metrics, any cybersecurity incidents identified and potential recommended modifications to our technology, organization training, awareness and governance with our Audit Committee. A summary of these results are also reported by the Audit Committee to the Board at least annually.

Management, including our Chief Information Officer, who has over 30 years of experience serving primarily in the life science industry and is a recognized industry leader, and our Chief Information Security Officer, who has nearly 30 years of cybersecurity experience across multiple industries, and is responsible for monitoring and assessing cybersecurity risks. Management reviews and determines the effectiveness of both internal and third-party leveraged expertise to ensure we have the appropriate knowledge base for risk coverage.

Item 2. Properties

The following table summarizes information regarding our significant leased and owned properties, as of December 31, 2025:

Location	Purpose	Square Footage	Ownership	Lease Term End
United States
North Billerica, Massachusetts	Manufacturing, Laboratory, Mixed Use and Other Office Space	354,000	Owned (1)	N/A
Bedford, Massachusetts	Executive Offices, Laboratory, Office Space	88,181	Leased	February 2040
Bedford, Massachusetts	Office Space	41,229	Leased	July 2028
New York, New York	Office Space	26,558	Leased (2)	September 2030
Springfield, New Jersey	Manufacturing	13,079	Owned	N/A
Germany
Berlin	Office Space	11,657	Leased	December 2031

(1)
On January 1, 2026, we sold our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC. (“SHINE”). As a result of the sale, SHINE received 292,215 square feet of the North Billerica, Massachusetts campus that manufactures the SPECT products.
(2)
On October 11, 2021, we entered into an agreement to sublease our office space at the World Trade Center in New York City to an unrelated third party.

We believe all of these facilities are well-maintained and suitable for the office, manufacturing or warehouse operations conducted in them and provide adequate capacity for current and foreseeable future needs.

Item 3. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 17, “Commitments and Contingencies,” to the consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “LNTH”.

Holders of Record

On February 23, 2026, there were approximately 28 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Performance Graph

The performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether such filing occurs before or after the date hereof, except to the extent that we explicitly incorporate it by reference into in such filing.

The following graph provides a comparison of the cumulative total shareholder return on our shares of common stock with that of the cumulative total shareholder return on the (i) Russell 2000 Index, (ii) the NASDAQ US Small Cap Index and (iii) the NASDAQ US Mid Cap Index, commencing on December 31, 2020 and ending December 31, 2025. The graph assumes a hypothetical $100 investment in our common stock and in each of the comparative indices on December 31, 2020. Our historic share price performance is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return*
Among Lantheus Holdings, Inc., Russell 2000 Index and NASDAQ Small and Mid Cap Indices
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Lantheus Holdings, Inc. (“LNTH”)
Russell 2000 Index (“^RUT”)
NASDAQ US Small Cap Index (“^NQUSS”)
NASDAQ US Mid Cap Index (“^NQUSM”)

* Assumes hypothetical investment of $100 in our common stock and each of the indices on December 31, 2020, including reinvestment of dividends.

Performance Graph Data

The following table sets forth the cumulative total shareholder return on the hypothetical $100 investment in our common stock and each of the comparative indices on December 31, 2020:

	Lantheus		NASDAQ US	NASDAQ US
	Holdings,	Russell 2000	Small Cap Index	Mid Cap Index
Date	Inc. (“LNTH”)	Index (“^RUT”)	Index (“^NQUSS”)	(“^NQUSM”)
12/31/2020	$100.00	$100.00	$100.00	$100.00
12/31/2021	$214.16	$113.69	$116.10	$118.09
12/31/2022	$377.76	$89.18	$90.44	$96.28
12/31/2023	$459.60	$102.64	$104.83	$112.20
12/31/2024	$663.16	$112.93	$116.17	$128.62
12/31/2025	$493.33	$125.68	$127.83	$137.80

Dividend Policy

We did not declare or pay any dividends in 2025, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Sources of Liquidity” of this Form 10-K for further information.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 31, 2025, our Board of Directors (the “Board”) authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized by the Board in November 2024 for $250.0 million (the “2024 Program”), including the remaining unused amounts under the 2024 Program. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. The actual timing, manner, number and dollar amount of repurchase transactions will be determined by our management, in its discretion and will depend on a number of factors, including but not limited to, the market price of our common stock.

The 2015 Equity Incentive Plan, adopted by us on June 24, 2015, as amended on April 26, 2016 and as further amended on April 27, 2017, February 20, 2019, April 24, 2019, April 28, 2021, April 28, 2022, April 25, 2024, October 22, 2024 and April 28, 2025 (the “2015 Plan”), provides for the withholding of shares to satisfy minimum statutory tax withholding obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy minimum tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item 5.

The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2025 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Program(2)
October 2025	5,468	$56.22	—	$300.0 million
November 2025	1,218,175	$54.52	1,215,731	$231.9 million
December 2025	564,670	$60.81	554,913	$200.0 million
Total	1,788,313		1,770,644	$200.0 million

(1)
Includes shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise for vesting of equity awards.
(2)
Reflects shares of our common stock repurchased under the 2025 Program, which expires in December 2027.

Securities Authorized for Issuance under Equity Compensations Plans

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

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

This section discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 have been excluded from this Form 10-K and can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025.

Overview

Our Business

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. We classify our products into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Our Radiopharmaceutical Oncology product helps healthcare professionals (“HCPs”) Find, Fight and Follow cancer. Our Precision Diagnostic products assist HCPs to Find and Follow diseases. Our Strategic Partnerships include biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically, as well as contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen.

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

We produce and market our products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent imaging centers and government facilities. We generally sell our products outside the United States through a combination of direct distribution in Canada, third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America and by licensing exclusive rights to develop and commercialize certain products outside the United States.

We are headquartered in Massachusetts, with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

Recent Developments

During 2025, we announced multiple strategic transactions, which shape and sharpen our strategic focus within the radiopharmaceutical industry. A brief description of these transactions is summarized below.

Sale of SPECT Business

On January 1, 2026, we completed the sale of our single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. We are entitled to receive total consideration of up to $155.0 million, consisting of cash, a convertible installment note, a term note and contingent earnout payments. Under the terms of the definitive agreement, SHINE acquired the assets and liabilities associated with our SPECT business, including its approved products (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactured our SPECT products and the SPECT-related Canadian operations. The transaction allows us to focus on growing our commercial portfolio of innovative PET radiodiagnostics and microbubbles, while advancing our pipeline of radiopharmaceuticals.

Leadership Transition Plan

Effective November 7, 2025, Mary Anne Heino, the Chair of our Board of Directors (the “Board”), was appointed to serve as our Executive Chair and principal executive officer. Additionally, on January 1, 2026 (the “Effective Date”), Ms. Heino became our Chief Executive Officer (“CEO”), following the retirement of our former CEO, Brian Markison on December 31, 2025. Ms. Heino will serve as CEO until such time as the Board completes the comprehensive search process that it initiated to identify and appoint the Company’s next CEO. Mr. Markison has agreed to serve as a strategic advisor to the Company through at least March 31, 2026.

Grant of Prescription Drug User Fee Act (“PDUFA”) Date for LNTH-2501

In October 2025, we announced that the FDA has set a PDUFA target action date of March 29, 2026 for LNTH-2501. LNTH-2501 is a diagnostic kit for the preparation of Gallium-68 (“Ga-68”) edotreotide injection, which has been studied for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients.

Acceptance of New Drug Application for MK-6240

In October 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for MK-6240, our registrational F-18 tau-targeted PET imaging agent for the detection of tau neurofibrillary tangle pathology in patients with cognitive impairment being evaluated for Alzheimer’s disease, and has set a PDUFA target action date of August 13, 2026. During the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies supported our NDA submission to the FDA. MK-6240 previously received Fast Track designation from the FDA for its potential to address an unmet medical need in Alzheimer’s disease diagnostics.

Exclusive License for Prostate Cancer Imaging Agent Piflufolastat F-18 in Japan

On September 24, 2025, we announced an exclusive licensing agreement for GE HealthCare Limited (“GE Healthcare”) to develop, manufacture, and commercialize Lantheus’ piflufolastat F-18 PET imaging agent (marketed in the United States as PYLARIFY) in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE Healthcare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan.

Acceptance of NDA for PSMA PET Imaging Agent

In August 2025, we announced that the FDA had accepted our NDA for a new formulation of our F-18 PSMA PET imaging agent, filed by our subsidiary Aphelion, and that the FDA has set a PDUFA target action date of March 6, 2026. The new formulation was designed to enhance product stability and increase batch production, with the potential to enhance supply flexibility and improve operating leverage across the network. If the NDA is approved, we plan to work closely with clinicians and PMF sites to ensure a smooth rollout of the new formulation, including providing clear guidance on ordering, handling, and clinical use to support continuity of care for patients, and we plan to apply for reimbursement from the Centers for Medicare & Medicaid Services (“CMS”) for the new formulation, including seeking three years of TPT Status.

Share Repurchase Program

On July 31, 2025, our Board authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized by the Board in November 2024 to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”), including the remaining unused amounts under the 2024 Program. We repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program in 2025. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of its common stock, and we may suspend or discontinue the 2025 Program at any time. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program in 2025.

Acquisition of Life Molecular Imaging Limited

On July 21, 2025, we acquired Life Molecular, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited (“Life Medical”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement” and, such acquisition, the “LMI Acquisition”). Life Molecular, headquartered in Berlin, Germany, possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development (“R&D”) capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan.

As consideration for the LMI Acquisition, we remitted an upfront payment of $355.2 million in cash, and could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments. In November 2025 and in accordance with the terms of the Sale and Purchase Agreement, we finalized the net working capital accounts with Life Medical and we received a $2.3 million payment from Life Medical. This $2.3 million payment was recorded as an adjustment to purchase consideration in the fourth quarter of 2025. Additionally, we assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to a Securities Purchase Agreement between Piramal and Life Molecular.

Previously, on July 3, 2024,we acquired from Life Molecular the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, previously referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which we now refer to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Life Molecular, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). In addition, and pursuant to the RM2 Sublicense Agreement, we incurred €10.0 million in milestone achievements related to regulatory activities in 2025.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million; (ii) assign the right to future payments from Life Molecular to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2 Amendment”). We determined that the RM2 Amendment did not constitute settlement of a pre-existing relationship in accordance with Accounting Standards Codification 805, “Business Combinations”, and concluded that the amendment represented a modification to the RM2 Sublicense Agreement, whereby we did not reacquire any incremental rights or assets. Accordingly, we will continue to account for the RM2 Sublicense Agreement as an asset acquisition, separate from the LMI Acquisition. We may be required to pay Life Medical additional milestone payments and royalties in connection with the RM2 Asset Purchase. GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We submitted investigational new drug applications in support of a Phase 1b/2 clinical trial with the LNTH-2401/LNTH-2402 theranostic pair in prostate cancer patients in the fourth quarter of 2025.

For more information on the acquisition of the global rights to RM2, see Note 19,“Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

In February 2026, we renamed Life Molecular to Lantheus Biosciences Ltd.

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

As consideration for the Evergreen Merger, we made an upfront payment of $276.4 million in cash. In the event of achievement of specified milestones, we would be required to pay up to an additional $727.5 million in cash, which may be adjusted pursuant to the terms of the Evergreen Merger Agreement.

For more information, see Note 19, “Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Acquisition of NAV-4694

On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. Under the terms of the agreement, we paid the stockholders of Meilleur (“Meilleur Stockholders”) an upfront payment of $32.9 million and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay additional milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. We could also pay double-digit milestone payments upon achievement of specified annual commercial sales and double-digit royalty payments for research revenue and commercial sales. Research revenue is derived from partnerships with pharmaceutical companies and academic institutions that use NAV-4694 in clinical trials. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials. In May 2025, we paid AstraZeneca AB (“AstraZeneca”), a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca pursuant to a license agreement between AstraZeneca and Meilleur related to NAV-4694.

For more information, see Note 19, "Acquisitions" to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Radiopharm Theranostics Limited

On June 15, 2024, we entered into an agreement with Radiopharm Theranostics Limited (“Radiopharm”) to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a leucine-rich repeat-containing protein 15-targeted radiotherapeutic, which we refer to as LNTH-2403, and a Trophoblast cell surface antigen-2 targeted radiodiagnostic, which we refer to as LNTH-2404, each of which is a preclinical therapeutic candidate. LNTH-2403 is our pre-clinical therapeutic targeting LRRC15, which is strongly expressed in multiple malignancies, including head and neck, breast, lung, and pancreatic cancers. In connection with this acquisition, we assumed the underlying license agreements related to the two preclinical assets, together with their respective milestone and royalty payment obligations.

During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”), for an aggregate purchase price of approximately $5.0 million. During 2025, we purchased an aggregate additional 388,333,333 Radiopharm Shares for an aggregate purchase price of approximately $10.0 million.

For more information, see Note 19, “Acquisitions” and Note 4, "Fair Value of Financial Instruments" to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

On March 1, 2024, we transferred the fixed assets and associated lease of our Somerset, New Jersey facility (the “Somerset Facility”) to Perspective, and the parties entered into a transition services arrangement pursuant to which we provided to Perspective certain services relating to final disposal of radioactive waste and certain other related services.

During 2024, we also purchased an aggregate of 11,677,339 shares of Perspective’s common stock, after giving effect to a 1-for-10 reverse stock split, for $57.4 million.

For more information, see Note 19, "Acquisitions" and Note 4, "Fair Value of Financial Instruments" to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Other Strategic Changes

During 2024, we reviewed our current capabilities and skillsets and “began implementing organizational changes deemed necessary to best position us to execute on our long-term strategy. These changes included transitioning approximately 75 employees out of the Company. For more information, see Note 13, "Stockholders’ Equity and Stock-Based Compensation" to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Key Factors Affecting Our Results

Our business and financial performance have been, and continue to be, impacted by the following:

PYLARIFY and PSMA PET Revenue

PYLARIFY, an F-18-labeled PET imaging agent targeting PSMA, was approved by the FDA in May 2021 and commercially launched in the United States in June 2021. PYLARIFY is indicated for PET imaging of PSMA-positive lesions in patients with prostate cancer with suspected metastasis who are candidates for initial definitive therapy and in patients with suspected recurrence based on elevated prostate-specific antigen levels. PYLARIFY is available through a diverse, multi-partner network of PMFs, including both commercial and academic partners.

The continued substantial revenue contribution from PYLARIFY is dependent on our ability to maintain PYLARIFY as a widely utilized PSMA PET imaging agent in an increasingly competitive space. PYLARIFY’s competition includes three Ga-68-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants to the market due to the expiry of PYLARIFY’s new chemical entity exclusivity period in 2026 could also generate increased competition for PYLARIFY, as well as ongoing development of additional F-18 and Ga-68 tracers and new PSMA tracers using additional isotopes, particularly Copper-64. We will continue to make investments necessary to drive PYLARIFY awareness and adoption.

Continued substantial revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and the related changes to Medicare fee-for-service (“FFS”) hospital outpatient payment. Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from CMS in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography procedure in that setting. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognized the value and need for broad access to diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”) for patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. In November 2025, CMS released the final rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 OPPS Rule”), which continues to provide for separate payment for diagnostic radiopharmaceuticals with per day costs greater than $655 based on their MUC. As a result, since January 1, 2025, CMS has maintained separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for patients with traditional Medicare FFS in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In November 2025, in the preamble to the CMS 2026 OPPS Rule, CMS acknowledged that there could be value in the use of Average Sales Price (“ASP”) for determining separately paid diagnostic radiopharmaceutical payment amounts in the future. However, CMS will continue to use the arithmetic MUC to calculate payment for diagnostic radiopharmaceuticals in 2026, explaining that there must be more consistent, validated, and universal reporting of ASP data for diagnostic radiopharmaceuticals before ASP can be the basis for payment. CMS reiterated in the CMS 2026 OPPS Rule that, although ASP reporting for diagnostic radiopharmaceuticals remains voluntary at this time, it will continue to evaluate whether and how ASP could be used for future Medicare Outpatient Prospective Payment System (“OPPS”) payment once reporting is sufficiently consistent, validated, and universal. We report ASP and have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP rather than MUC to calculate payment for diagnostic radiopharmaceuticals in future years similar to the way OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals.

Our plan to successfully grow our PSMA PET franchise includes obtaining approval for and commercializing a new formulation of our F-18 PSMA PET imaging agent, conveying our product’s commercial and clinical value, negotiating and realizing the benefits from strategic contracts with customers in the United States, expanding PSMA PET in appropriate new patient populations, and through strategic partnerships and collaborations, including outside of the United States. On August 6, 2025, we announced that the FDA has accepted our NDA for a new formulation of our F-18 PSMA PET imaging agent. Internationally, we previously licensed exclusive rights to Curium Pharma (“Curium”) to develop and commercialize piflufolastat F-18 in Europe, where it is being commercialized in the European Union under the brand name PYLCLARI. In September 2025, we entered into an exclusive licensing agreement for GE Healthcare to develop, manufacture, and commercialize piflufolastat F-18 in Japan for prostate cancer diagnostics and companion diagnostic use. We have also entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” of this Form 10-K.

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
•
Patents – We continue to prosecute and maintain patents and patent applications in connection with DEFINITY, both in the United States and internationally. In the United States for DEFINITY, we have method-of-use patents listed in the FDA’s publication, ”Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”), as well as additional manufacturing patents that are not Orange Book-listed.

Neuraceq Revenue

Neuraceq, an F-18 labeled PET imaging agent that binds selectively to beta-amyloid plaques in the brain, was approved by the FDA in 2014. Neuraceq is a radioactive diagnostic drug indicated for PET imaging of the brain to estimate amyloid beta neuritic plaque density in adults with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline, and selection of patients who are indicated for amyloid beta-directed therapy as described in the prescribing information of the therapeutics products. Additional indications of Neuraceq were approved in 2025 to include selection of patients for amyloid-targeting therapies and quantitative PET analysis.

We believe future growth in Neuraceq revenue will depend on: (i) our ability to engage our existing PYLARIFY customers to introduce Neuraceq to those customers, (ii) expanded geographical access to Neuraceq, which in turn depends on our ability to increase Neuraceq manufacturing capacity at existing manufacturing sites and add additional sites, (iii) increased adoption and utilization of beta-amyloid PET and anti-amyloid therapeutics, (iv) increased utilization based on the updated Neuraceq prescribing information indicating that Neuraceq can be used for patient selection for anti-amyloid therapies where the prescribing information for the therapy so states, (v) our ability to educate customers on the approved uses of Neuraceq, including its ability to quantify the degree of amyloid burden in the brain and (vi) our ability to clinically differentiate Neuraceq from competitive products so that customers choose Neuraceq for appropriate patients because of its clinical attributes and despite the disparity in MUC payment rates for Neuraceq compared to other products used for traditional Medicare patients in the hospital outpatient setting.

Expansion of Strategic Partnerships and Other Revenue

We continue to seek ways to increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, with respect to our Strategic Partnerships and Other Revenue category, we are focused on radiopharmaceutical diagnostic and therapeutic product opportunities in oncology, neurology, and other strategic areas that will complement our existing portfolio.

Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, Biomarker Solutions and CDMO services and is focused on enabling precision medicine with biomarkers, digital solutions, as well as providing CDMO services.

•
Strategic Partnerships– We seek to monetize our assets through our Strategic Partnerships business, which includes biomarkers and digital solutions in support of our partners’ therapeutic development, out-licensing agreements for non-core assets and optimization of our assets geographically. We have partnerships with pharmaceutical companies and academic institutions that use our commercial and investigational products in clinical trials as research tools.
•
Biomarker Solutions – We use our Biomarker Solutions business to offer our Biomarker and Microbubble Platforms to academic institutions and pharmaceutical companies to support their R&D of therapeutic drugs and devices. The strategic goal of our Biomarker Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression.
•
CDMO – Through the Evergreen Merger, we acquired a current Good Manufacturing Practices certified radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.
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

Inventory Supply & Third Party Suppliers

We obtain a substantial portion of our imaging agents from third-party suppliers. Jubilant HollisterStier (“JHS”) is currently a significant supplier of DEFINITY. Our manufacturing and supply agreement with JHS (the “JHS MSA”) runs through

December 31, 2027 and can be further extended by mutual agreement of the parties. The JHS MSA requires us to purchase from JHS specified percentages of our total requirements for DEFINITY each year during the contract term. Either party can terminate the JHS MSA upon the occurrence of certain events, including the material breach or bankruptcy of the other party.

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY and Neuraceq, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing, and distribution, which takes place at multiple PMF manufacturing partner sites that produce and deliver doses for us across the United States.

Research and Development Expenses

To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:

•
For PYLARIFY, we are conducting a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. In late 2025, we discontinued a study using piflufolastat to diagnose and describe the extent of clear cell renal carcinoma in patients due to enrollment and timeline challenges and not for safety reasons as we prioritized resources towards programs with more feasible development paths.
•
For our PSMA PET franchise, we developed a new formulation of our F-18 PSMA PET imaging agent and filed an NDA, which was accepted by the FDA. The new formulation was designed to enhance product stability and increase batch production, with the potential to enhance supply flexibility and improve operating leverage across the network.
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
•
For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023 and an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. During the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies supported an NDA submission to the FDA that we filed during the third quarter of 2025. The FDA accepted our NDA and set a PDUFA target action date of August 13, 2026.
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
•
For LNTH-2515 (florbetaben F-18 injection), we acquired the rights to the asset through our acquisition of Life Molecular. LNTH-2515 is approved in the US and certain other countries to estimate amyloid beta neuritic plaque density in adults with cognitive impairment and is commercialized under the brand name Neuraceq. LNTH-2515 is currently developed for the diagnosis of amyloid light chain and transthyretin cardiac amyloidosis. FDA has granted Fast Track designation for this development.
•
For LNTH-1363S, in collaboration with Ratio Therapeutics LLC (previously NoriaTherapeutics Inc.), we completed a Phase 1 study to evaluate the pharmacokinetics, biodistribution, and radiation dosimetry in adult healthy volunteers. We are now enrolling patients diagnosed with sarcoma in a Phase 1/2a study. We are also exploring the clinical utility of LNTH-1363S in lung and cardiac fibrosis in investigator-led studies.
•
For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, incurred €10.0 million in milestone achievements related to regulatory activities, and could potentially make additional milestone and royalty payments in the future. We submitted IND applications in support of a Phase 1b/2 clinical trial with the LNTH-2401/LNTH-2402 theranostic pair in prostate cancer patients in the fourth quarter of 2025.
•
For LNTH-2403 and LNTH-2404, we acquired the rights to the preclinical assets and the underlying license agreements for $2.0 million and will potentially make additional milestone and royalty payments. The rights we acquired included exclusive license rights from third-party licensors. We ultimately were assigned all intellectual property rights to LNTH-2403 from the original third-party licensor and have certain financial obligations in the form of license fees and indemnification provisions to the third-party licensor as a result of that assignment. We submitted an IND application for LNTH-2403 and are initiating a Phase 1/2 multi-center, open-label study in participants with relapsed / refractory osteosarcoma.

For more information on potential milestone and royalty payments related to the product candidates listed above, see Note 19, "Acquisitions" to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Results of Operations

The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(in thousands, except percent data)	2025	2024	2023	Change $	Change %	Change $	Change %
Revenues	$1,541,609	$1,533,910	$1,296,429	$7,699	0.5%	$237,481	18.3%
Cost of goods sold	599,657	545,619	586,886	54,038	9.9%	(41,267)	(7.0%)
Gross profit	941,952	988,291	709,543	(46,339)	(4.7%)	278,748	39.3%
Operating expenses
Sales and marketing	178,691	177,940	141,736	751	0.4%	36,204	25.5%
General and administrative	275,121	193,689	125,458	81,432	42.0%	68,231	54.4%
Research and development	177,308	168,098	77,707	9,210	5.5%	90,391	116.3%
Total operating expenses	631,120	539,727	344,901	91,393	16.9%	194,826	56.5%
Gain on sale of assets	—	8,415	—	(8,415)	(100.0%)	8,415	100.0%
Operating income	310,832	456,979	364,642	(146,147)	(32.0%)	92,337	25.3%
Interest expense	19,749	19,669	20,019	80	0.4%	(350)	(1.7%)
Investment in equity securities - unrealized loss	8,617	43,564	—	(34,947)	(80.2%)	43,564	100.0%
Other income, net	(31,326)	(37,231)	(66,320)	5,905	(15.9%)	29,089	(43.9%)
Income before income taxes	313,792	430,977	410,943	(117,185)	(27.2%)	20,034	4.9%
Income tax expense	80,233	118,535	84,282	(38,302)	(32.3%)	34,253	40.6%
Net income	$233,559	$312,442	$326,661	$(78,883)	(25.2%)	$(14,219)	(4.4%)

Comparison of the Periods Ended December 31, 2025 and 2024

Revenues

We classify our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology consists of PYLARIFY and historically included AZEDRA. In the first quarter of 2024, we discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, Neuraceq (which we acquired on July 21, 2025 as part of our acquisition of Life Molecular), and other diagnostic imaging products, and historically included TechneLite, which we sold to SHINE on January 1, 2026. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use our commercial or investigational products in clinical trials as research tools. This category of revenues also includes royalties and other milestone payments received from our strategic partners that have commercialized products pursuant to license arrangements with us as well as CDMO revenue generated by Evergreen, which we acquired on April 1, 2025.

Revenues are summarized by product category on a net basis as follows:

	Year Ended December 31,			2025 vs. 2024
(in thousands)	2025	2024	2023	Change $	Change %
PYLARIFY	$989,116	$1,057,834	$851,303	$(68,718)	(6.5)%
Other radiopharmaceutical oncology	—	384	3,130	(384)	(100.0)%
Total radiopharmaceutical oncology	989,116	1,058,218	854,433	(69,102)	(6.5)%
DEFINITY	330,248	317,792	279,768	12,456	3.9%
Neuraceq	51,447	—	—	51,447	100.0%
TechneLite	86,803	95,487	87,370	(8,684)	(9.1)%
Other precision diagnostics	24,616	24,231	22,980	385	1.6%
Total precision diagnostics	493,114	437,510	390,118	55,604	12.7%
Strategic partnerships and other revenue	59,379	38,182	51,878	21,197	55.5%
Total revenues	$1,541,609	$1,533,910	$1,296,429	$7,699	0.5%

The increase in revenues for the year ended December 31, 2025, as compared to 2024, was primarily driven by revenues generated from sales of Neuraceq subsequent to our acquisition of Life Molecular in July 2025 and revenue from CDMO services generated subsequent to our acquisition of Evergreen in April 2025, in both cases, for which there were no comparable amounts in the same period of 2024, as well as by an increase in DEFINITY sales volume and a milestone achievement for the first commercial sale of Flyrcado by GE Healthcare and achievement of a clinical trial sales milestone with AstraZeneca. These increases were partially offset by a decrease in net sales price of PYLARIFY and a decrease in sales volume of TechneLite.

Rebates

Estimates for rebates represent our estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in our consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

A rollforward of the amount of, and change in, reserves for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2023	$13,399
Provision related to current period revenues	31,855
Payments or credits made during the period	(29,184)
Balance at December 31, 2023	16,070
Provision related to current period revenues	63,504
Payments or credits made during the period	(54,326)
Balance at December 31, 2024	25,248
Provision related to current period revenues	167,628
Payments or credits made during the period	(126,428)
Balance at December 31, 2025	$66,448

Gross Profit

The decrease in gross profit in 2025, as compared to 2024, is primarily due to the decrease in PYLARIFY net sales price. This decrease was partially offset by an increase in gross profit resulting from sales of Neuraceq subsequent to our acquisition of Life Molecular in July 2025, an increase in PYLARIFY sales volume, the recognition of royalty revenue from Curium and an increase in DEFINITY sales volume.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses increased $0.8 million in 2025, as compared to the prior year period. There was an overall decrease in third-party vendor and other marketing expenditures. In addition, there was a one-time investment in a brand campaign launch for PYLARIFY that took place in 2024, for which there was no comparable expense in 2025. The decrease also reflects the cessation in 2025 of launch support related to PNT2002. This was partially offset by increased sales and employee-related costs in connection with sales of Neuraceq subsequent to the acquisition of Life Molecular.

General and Administrative

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology, and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services, as well as credit loss expense, certain facility and insurance costs, including director and officer liability insurance and fair value adjustments related to contingent consideration from acquisitions.

General and administrative expenses increased $81.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This was primarily driven by the impact of the acquisitions of Evergreen in April 2025 and Life Molecular in July 2025, including increased professional fees and employee-related costs, such as stock-based compensation expense, in 2025 as compared to 2024. We also incurred additional litigation expenses in 2025 related to intellectual property matters. We also incurred costs in 2025 associated with the expected divestiture of the SPECT business through the impending sale to SHINE, which was completed on January 1, 2026.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses increased $9.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase is primarily due to a payment made to AstraZeneca in 2025 of $10.0 million to reduce future royalty obligations for NAV-4694, $11.2 million (€10 million) in milestone achievements related to regulatory activities for RM2, expenses related to the ongoing project costs of Evergreen and Life Molecular included in our consolidated results for 2025, for which there were no comparable amounts in 2024, and increases in project costs during 2025 related to the assets we acquired in 2024 including LNTH-2401, LNTH-2402, LNTH-2403, and NAV-4694. These increases were primarily offset by a series of non-recurring payments made in 2024, including upfront payments of $36.0 million to Life Molecular to sublicense LNTH-2401 and LNTH-2402, $28.0 million to Perspective, and $2.0 million to Radiopharm to sublicense LNTH-2403 and LNTH-2404, for which there were no comparable amounts paid during 2025.

Gain on Sale of Assets

Gain on sale of assets includes a $6.3 million gain resulting from the sale of the Somerset Facility to Perspective in March 2024. In addition, we recorded a $2.1 million gain on sale of assets in December 2024 related to the sale of a portion of our North Billerica campus.

Investment in Equity Securities - Net Unrealized Loss

Each quarter, our investments in equity securities of Radiopharm and Perspective are revalued to market price. Investment in equity securities - unrealized loss decreased $34.9 million for 2025, compared to 2024. For the year ended December 31, 2025, we recorded an unrealized loss on the investment in Radiopharm of $3.6 million and recorded an unrealized loss on the investment in Perspective of $5.1 million. This is compared to unrealized losses on the investments in Radiopharm and Perspective of $2.6 million and $41.0 million, respectively, for the year ended December 31, 2024.

Other Income, Net

Other income, net decreased by $5.9 million for the year ended December 31, 2025 as compared to the prior year period, primarily due to a decrease in interest income of approximately $13.4 million due to lower average cash balances after the acquisitions of Evergreen in April 2025 and Life Molecular in July 2025. This is partially offset by a $5.0 million gain on sale, paid to us by the purchaser of the RELISTOR licensed intangible asset, associated with the 2025 achievement of a sales-based milestone, and by a $4.7 million adjustment recorded to reduce the previous estimate of remediation costs related to the decommissioning of our facilities that previously housed radioactive-related operations. See Note 9, “Asset Retirement Obligations,” for more information on our asset retirement obligation.

Income Tax Expense

Our effective tax rate for each reporting period is presented as follows:

	Year Ended December 31,
	2025	2024	2023
Effective tax rate	25.6%	27.5%	20.5%

Our effective tax rate in fiscal 2025 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by tax credits.

The decrease in the effective tax rate in 2025 is primarily due to the change in the valuation allowance related to the fluctuation in value of our investment in equity securities.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA provides for significant U.S. tax law changes, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. These provisions did not have a material impact on our effective income tax rate for 2025.

Our effective tax rate in fiscal 2024 differed from the U.S. statutory rate of 21% primarily due to state income taxes and the valuation allowance established on the net unrealized loss on our investment in equity securities.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$390,141	$544,750	$305,260
Net cash (used in) provided by investing activities	$(627,168)	$(226,015)	$5,939
Net cash used in financing activities	$(316,584)	$(118,536)	$(13,062)

For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2023, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $390.1 million during the year ended December 31, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable which was attributable to the timing of payments to large vendors. The primary working capital uses of cash include an increase in trade receivables associated primarily with the timing of billings and collections and the acquisitions of Life Molecular and Evergreen in the year, an increase in inventory related to the timing of batch processes and an increase in income tax receivable. In addition, we recognized post-combination expense of approximately $9.7 million attributed to the acceleration of historical Evergreen and Life Molecular stock awards.

Net cash provided by operating activities of $544.8 million during the year ended December 31, 2024 was primarily comprised of net income adjusted for non-cash items such as unrealized loss on investment in equity securities, charges incurred in connection with the Perspective in-process R&D (“IPR&D”) exclusive license options, charges related to Radiopharm’s licensed assets, charges related to Life Molecular’s RM2 license, gains on disposal of our Somerset Facility and a portion of our North Billerica, Massachusetts facility, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash is attributable to an increase in income taxes payable in 2024. The primary working capital uses of cash were due to the timing of payments to large vendors, an increase in trade receivables associated primarily with the increase in PYLARIFY revenues, and an increase in inventory related to the timing of batch processes.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was driven by $268.9 million paid to the former holders of Evergreen Shares for the acquisition of Evergreen, net of cash acquired, $306.7 million paid for the acquisition of Life Molecular net of cash acquired, $10.0 million used to purchase equity securities, $5.4 million of milestone payments related to RM2 made in 2025 and $36.1 million of capital expenditures.

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

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 is primarily attributable to the repurchase of our common stock for approximately $300.0 million, the payments for minimum statutory tax withholding related to net share settlement of equity awards of $26.3 million and payments for finance leases of $1.1 million, offset by proceeds of $10.9 million from stock option exercises and issuance of common stock.

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

External Sources of Liquidity

In December 2024, we entered into an amendment to our five-year revolving credit facility (as amended, the “2022 Revolving Facility”) that, among other things, extended the maturity date from December 2, 2027 to December 19, 2029, increased the 2022 Revolving Facility from $350.0 million to $750.0 million and increased the additional amount that Lantheus Medical may request to add to the increased revolving commitment by $350.0 million. The amendment also, among other things, (i) reduces the ranges of margins based on our Total Net Leverage Ratio (as defined in the 2022 Revolving Facility) used to calculate interest for the revolving loans and (ii) reduces the maximum unused commitment fee from 0.35% per annum to 0.30% per annum. The full terms of the 2022 Revolving Facility are set forth in the Credit Agreement, dated as of December 2, 2022, by and among us, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent and collateral agent, as amended. We have the right to request an increase to the 2022 Revolving Facility or request the establishment of one or more new incremental term loan facilities, in an aggregate principal amount of up to the greater of $685.0 million (so that the total amount available is $1.44 billion) or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts, in certain circumstances.

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

For more information on the 2022 Revolving Facility, see Note 12, “Long-Term Debt and Other Borrowings, Net of Current Portion” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

As of December 31, 2025, we were in compliance with all financial and other covenants under the 2022 Revolving Facility.

On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due December 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, Lantheus Medical, as guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.

On August 2, 2023, we sold the right to our RELISTOR royalty asset under our license agreement with Salix Pharmaceuticals, Inc., an affiliate of Bausch Health Companies, Inc.; we retained the rights to future sales-based milestone payments. We received an initial payment in 2023 of approximately $98.0 million in connection with the sale and earned additional consideration of $5.0 million in 2025 as a result of the achievement of a sales-based milestone. Following such sale, we no longer receive tiered, sales-based royalties on worldwide net sales of RELISTOR related to the second quarter of 2023 and subsequent quarters.

On July 31, 2025, our Board authorized the 2025 Program. The 2025 Program replaces the 2024 Program, including the remaining unused amounts under the 2024 Program. We repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program in 2025. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program in 2025, with approximately $200.0 million remaining available for repurchase.

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

Funding Requirements

Our future capital requirements will depend on many factors, including:

•
The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY, DEFINITY and Neuraceq, as well as any additional products that we may market in the future;
•
Revenue mix shifts and associated volume and selling price changes that could result from additional competition or changes in customers’ product demand;
•
The continued costs of the ongoing commercialization of our products;
•
The costs involved in launch preparation activities in anticipation of potential regulatory approvals;
•
The costs to successfully integrate acquisitions, including of Life Molecular and Evergreen, which could be impacted by unforeseen expenses related to integration activities and liabilities within those businesses;
•
Our investment in the further clinical development and commercialization of products and development candidates, as well as whether we exercise our option and co-development rights under certain license agreements;
•
The costs of acquiring or in-licensing, developing, obtaining regulatory approval for, and commercializing, new products, businesses or technologies, including any potential related milestone or royalty payments, together with the costs of pursuing opportunities that are not eventually consummated;
•
The costs of investing in our facilities, equipment, and technology infrastructure;
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
•
The impact of sustained inflation on our costs of goods sold and operating expenses; and
•
Our ability to continuously improve our operating efficiencies and control and reduce costs.

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

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, assets securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Revolving Facility. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Revolving Facility, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such an amendment or waiver to remain in compliance with those covenants. However, we cannot provide assurance that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

At December 31, 2025, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $359.1 million of cash and cash equivalents as of December 31, 2025. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

Based on our current operating plans, we believe our balance of cash and cash equivalents, which totaled $359.1 million as of December 31, 2025, along with cash generated by ongoing operations and continued access to our 2022 Revolving Facility, will be sufficient to satisfy our cash requirements over the next twelve months and beyond. Our material cash requirements include the following contractual and other obligations.

Debt

We completed a sale of $575.0 million in aggregate principal amount of the Notes due in December 2027. As of December 31, 2025, we had no amounts of principal due within the next twelve months. Future interest payments associated with the Notes total $29.3 million, with $15.3 million payable within twelve months. We may redeem for cash all or any portion of the Notes, at our option, if the closing sale price per share of our common stock exceeds 130% of the conversion price of the Notes for a specified period of time. For more information on our cash requirements under the Notes, see Note 12, “Long-Term Debt and Other Borrowings, Net of Current Portion” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Leases

We have operating lease arrangements for certain facilities, including corporate and manufacturing space. As of December 31, 2025, we had fixed operating lease payment obligations of $86.1 million, with $7.2 million payable within twelve months.

We have lease arrangements for certain equipment. As of December 31, 2025, we had fixed finance lease payment obligations of $1.3 million, with $0.8 million payable within twelve months.

Purchase Obligations

We have purchase obligations that primarily consist of noncancelable obligations related to minimum quantities of goods or services that have been committed to be purchased on an annual basis. As of December 31, 2025, we had minimum purchase obligations of $23.5 million, with $14.8 million due within twelve months.

License Agreements

We have entered into license agreements in which fixed payments have been committed to be paid on an annual basis. As of December 31, 2025, we had no amount of fixed license payments due within twelve months. These amounts do not include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events under our license agreements, because they are contingent and the amounts and timing of such potential obligations are unknown or uncertain. We may be required to pay approximately $4.9 billion in contingent payments under our license agreements.

Asset Acquisitions

On February 6, 2023, we acquired Cerveau and made an upfront payment of approximately $35.3 million to the Cerveau Stockholders. We paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. We could pay up to an additional $51.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to MK-6240. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of MK-6240, as well as up to $13.5 million in research revenue milestones upon achievement of specified annual research revenue thresholds. Finally, we will pay to the Cerveau Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of December 31, 2025, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.

On June 18, 2024, we acquired Meilleur, including its asset NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloids in Alzheimer’s disease. We made an upfront payment of approximately $32.9 million to the Meilleur Stockholders on June 18, 2024 and paid an additional $10.0 million in August 2024 after the successful completion of a technology transfer. We could pay up to an additional $43.0 million in milestone payments upon achievement of specified U.S. regulatory milestones related to NAV-4694. The Meilleur Stockholders are also eligible to receive up to $830.0 million in sales milestone payments upon the achievement of specified annual commercial sales thresholds of NAV-4694 as well as up to $4.0 million in remaining research milestones upon achievement of specified clinical studies at academic institutions thresholds. Additionally, we could pay the Meilleur Stockholders up to double-digit royalty payments for research revenue and commercial sales. As of December 31, 2025, these contingent payments were not expected to be payable due to the uncertainty around the timing of the future cash flows.

On April 1, 2025, we acquired Evergreen pursuant to the Evergreen Merger Agreement. In connection with this acquisition, in the event of achievement of specified milestones, we would be required to pay up to an additional $727.5 million in cash, which may be adjusted pursuant to the terms of the Evergreen Merger Agreement.

On July 21, 2025, we acquired Life Molecular, pursuant to the terms of the Sale and Purchase Agreement. In connection with this acquisition, we could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments, as well as a contingent consideration liability owed to Piramal pursuant to a Securities Purchase Agreement between Piramal and Life Molecular.

For further information on possible funding requirements resulting from our asset acquisitions, see Note 19, “Acquisitions” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Other Long-Term Liabilities

Our other long-term liabilities in the consolidated balance sheet include the fair values of contingent consideration liabilities related to a previous acquisition completed by Progenics in 2013, and resulting from the Evergreen Merger and LMI Acquisition in 2025. We may be required to pay up to approximately $1.24 billion related to the contingent consideration. As of December 31, 2025, these contingent payments were not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows.

Our other long-term liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of December 31, 2025, we had unrecognized tax benefits of $29.6 million, which included interest and penalties, classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.

Asset Retirement Obligation

We are required to provide the Massachusetts Department of Public Health financial assurance demonstrating our ability to fund the decommissioning of our North Billerica, Massachusetts production facility, upon closure. We have provided this financial assurance in the form of a $30.3 million surety bond (the “Surety Bond”). As of December 31, 2025, the liability for this decommissioning obligation, which was approximately $0.1 million, was measured at the present value of the obligation expected to be incurred of approximately $20.4 million. The liability for the decommissioning obligation reflects that, in 2025, $17.5 million was reclassified to liabilities held for sale as a result of the sale of the assets and liabilities associated with our SPECT business, which was completed on January 1, 2026 (see Note 8, “Assets and Liabilities Held for Sale” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K). These contingent payments are not expected to be payable within twelve months due to the uncertainty around the timing of the future cash flows related to the decommissioning of our radioactive operations.

Off-Balance Sheet Arrangements

As noted above, we have provided the Surety Bond to the Massachusetts Department of Public Health.

Since inception, we have not engaged in any other off-balance sheet arrangements, including structured finance, special purpose entities, or variable interest entities.

Effects of Inflation

We do not believe that inflation has had a significant impact on our results of operations. We expect our cost of product sales and other operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of those items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. While we generally believe that we will be able to offset some of the effect of price-level changes by adjusting our product prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We derive our revenues through arrangements with customers for product sales, as well as licensing and royalty arrangements and CDMO contracts. We sell our products primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies, and we consider customer purchase orders, which in some cases are governed by master sales or group purchasing organization agreements, to be contracts with our customers. In addition to these arrangements, we also enter into licensing agreements under which we license certain rights to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development services, regulatory and commercial milestone payments; manufacturing, and royalties on net sales of licensed products. We analyze various factors requiring management judgment when applying the five-step model to our contracts with customers.

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

We generate a small amount of CDMO revenue providing contract development and manufacturing services to emerging and mid‑sized radiopharmaceutical companies developing alpha‑ and beta‑emitting diagnostic and therapeutic products across early‑ to late‑stage clinical development, with the ability to support commercial supply.

We assess each agreement involving CDMO services to determine if there are multiple performance obligations, and allocate revenue to each performance obligation based on its stand-alone selling price relative to the stand-alone selling prices of other performance obligations within the contract. CDMO contracts generally have defined terms, generally one to two years; however, the timing of satisfaction of performance obligations is typically contingent on customer clinical trial progress and development timelines. We recognize revenue when we satisfy each performance obligation, which is generally when services are completed and quality-approved products are shipped and title transfers to the customer.

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

Our IPR&D intangible assets include intangible assets acquired in a business combination that are used in R&D activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is whether we have obtained regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. We classify IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. Upon completion of the associated R&D efforts, we will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset. We test our IPR&D intangible assets at least annually or when a triggering event occurs that could indicate a potential impairment and we recognize any impairment loss in our consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We may from time to time use derivative financial instruments or other financial instruments to hedge these economic exposures related to foreign currencies. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with our five-year revolving credit facility, which was amended in December 2024 (as amended, the “2022 Revolving Facility”), which is variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. As of December 31, 2025, there was availability of $750.0 million on the 2022 Revolving Facility. Any increase in the interest rate under the 2022 Revolving Facility may have a negative impact on our future earnings to the extent we have outstanding borrowings under the 2022 Revolving Facility.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or that subsidiary’s, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.

During the years ended December 31, 2025, 2024 and 2023, the net impact of foreign currency changes on transactions was a loss of $1.0 million, $0.7 million and $0.1 million, respectively. From time to time, we enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We may enter into additional foreign currency forward contracts when deemed appropriate. We do not enter into foreign currency forward contracts for speculative or trading purposes.

The Euro and Canadian dollar present the primary currency risk on our earnings. At December 31, 2025, a hypothetical 10% change in value of the U.S. dollar relative to the Euro and Canadian dollar would not have materially affected our financial instruments.

Item 8. Financial Statements and Supplementary Data

LANTHEUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantheus Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The accounting for PYLARIFY sales involves judgment, particularly as it relates to designing and executing the product distribution processes in a manner that provides the Company reliable information in determining when control of the product is transferred to the customer. For the year ended December 31, 2025, revenue from the sale of PYLARIFY was $989.1 million.

We identified revenue from the Company’s PYLARIFY sales as a critical audit matter due to the high volume of transactions and the complexity of the product distribution processes. This required extensive audit effort and an increased level of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue from product sales included the following, among others:

•
We tested the effectiveness of internal controls over the recognition of revenue from PYLARIFY sales, including controls over the quantity and price of products shipped and timing of revenue recognition.
•
For product shipped by PET manufacturing facilities, we (i) confirmed the relevant information regarding the doses shipped to customers that impact revenue recognition, (ii) performed detail transaction testing for revenue from product sales by making a sample of transactions and agreeing the transaction to the relevant information supporting the ordering and fulfillment of doses and (iii) confirmed selected accounts receivable balances.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2026

We have served as the Company’s auditor since 2007.

Lantheus Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$359,121	$912,814
Accounts receivable, net	358,640	321,258
Inventory, net	64,674	68,025
Income tax receivable	15,387	8,177
Other current assets	21,400	16,359
Assets held for sale	80,742	—
Total current assets	899,964	1,326,633
Investment in equity securities	42,213	39,489
Property, plant and equipment, net	163,686	176,798
Intangibles, net	722,779	161,761
Goodwill	239,517	61,189
Deferred tax assets, net	109,196	170,233
Other long-term assets	50,044	44,237
Total assets	$2,227,399	$1,980,340
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$738	$974
Accounts payable	42,906	34,560
Accrued expenses and other current liabilities	267,307	204,992
Liabilities held for sale	22,468	—
Total current liabilities	333,419	240,526
Asset retirement obligations	138	23,344
Long-term debt and other borrowings, net of current portion	568,678	565,279
Long-term deferred tax liabilities	54,246	—
Long-term contingent consideration liabilities	73,255	—
Other long-term liabilities	107,866	63,180
Total liabilities	1,137,602	892,329
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 71,827 and 70,905 shares issued; 64,586 and 68,450 shares outstanding at December 31, 2025, and December 31, 2024, respectively)	718	709
Additional paid-in capital	888,320	817,972
Treasury stock at cost; 7,241 shares and 2,455 shares at December 31, 2025 and December 31, 2024, respectively	(477,438)	(175,000)
Retained earnings	679,504	445,945
Accumulated other comprehensive loss	(1,307)	(1,615)
Total stockholders’ equity	1,089,797	1,088,011
Total liabilities and stockholders’ equity	$2,227,399	$1,980,340

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,541,609	$1,533,910	$1,296,429
Cost of goods sold	599,657	545,619	586,886
Gross profit	941,952	988,291	709,543
Operating expenses
Sales and marketing	178,691	177,940	141,736
General and administrative	275,121	193,689	125,458
Research and development	177,308	168,098	77,707
Total operating expenses	631,120	539,727	344,901
Gain on sale of assets	—	8,415	—
Operating income	310,832	456,979	364,642
Interest expense	19,749	19,669	20,019
Investment in equity securities - unrealized loss	8,617	43,564	—
Other income, net	(31,326)	(37,231)	(66,320)
Income before income taxes	313,792	430,977	410,943
Income tax expense	80,233	118,535	84,282
Net income	$233,559	$312,442	$326,661
Net income per common share:
Basic	$3.46	$4.52	$4.79
Diluted	$3.41	$4.36	$4.65
Weighted average common shares outstanding:
Basic	67,489	69,199	68,266
Diluted	68,443	71,651	70,239

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$233,559	$312,442	$326,661
Other comprehensive income (loss):
Foreign currency translation	308	(578)	222
Comprehensive income	$233,867	$311,864	$326,883

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

							Accumulated
					Additional	Retained	Other	Total
	Common Stock		Treasury Stock		Paid-In	(Deficit)	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2023	68,851	$689	1,339	$(75,000)	$715,875	$(193,158)	$(1,259)	$447,147
Net income	—	—	—	—	—	326,661	—	326,661
Other comprehensive income	—	—	—	—	—	—	222	222
Stock option exercises and employee stock plan purchases	245	2	—	—	5,747	—	—	5,749
Vesting of restricted stock units	962	10	—	—	(10)	—	—	—
Shares withheld to cover taxes	(195)	(2)	—	—	(14,392)	—	—	(14,394)
Stock-based compensation	—	—	—	—	50,507	—	—	50,507
Balance at December 31, 2023	69,863	$699	1,339	$(75,000)	$757,727	$133,503	$(1,037)	$815,892
Net income	—	—	—	—	—	312,442	—	312,442
Other comprehensive loss	—	—	—	—	—	—	(578)	(578)
Stock option exercises and employee stock plan purchases	257	2	—	—	6,726	—	—	6,728
Vesting of restricted stock units	1,118	11	—	—	(11)	—	—	—
Shares withheld to cover taxes	(333)	(3)	—	—	(22,612)	—	—	(22,615)
Repurchase of common stock, including excise tax	—	—	1,116	(100,000)	(251)	—	—	(100,251)
Stock-based compensation	—	—	—	—	76,393	—	—	76,393
Balance at December 31, 2024	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	233,559	—	233,559
Other comprehensive income	—	—	—	—	—	—	308	308
Stock option exercises and employee stock plan purchases	220	2	—	—	10,879	—	—	10,881
Vesting of restricted stock units	991	10	—	—	(10)	—	—	—
Shares withheld to cover taxes	(289)	(3)	—	—	(26,335)	—	—	(26,338)
Repurchase of common stock, including excise tax	—	—	4,786	(302,438)	251	—	—	(302,187)
Stock-based compensation	—	—	—	—	85,563	—	—	85,563
Balance at December 31, 2025	71,827	$718	7,241	$(477,438)	$888,320	$679,504	$(1,307)	$1,089,797

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$233,559	$312,442	$326,661
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	70,098	64,624	60,043
Impairment of long-lived assets	—	—	138,050
Adjustment to the fair value of asset retirement obligation	(4,727)	—	—
Amortization of debt-related costs	4,457	4,296	4,300
Change in fair value of contingent liabilities	1,379	(2,699)	(9,275)
Inventory adjustments	2,202	(904)	7,914
Stock-based compensation	85,563	76,393	50,507
Gain on disposal of assets	—	(8,415)	—
Gain on sale of RELISTOR licensed intangible asset	(5,000)	—	(51,789)
Unrealized loss on investment in equity securities	8,617	43,564	—
Charges incurred pursuant to acquired in-process research and development	11,212	66,000	—
Deferred taxes	21,595	(30,029)	(55,632)
Long-term indemnification receivable	—	—	3,929
Long-term income tax payable and other long-term liabilities	246	5,236	(3,103)
Other, net	5,174	12,194	4,855
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(17,888)	(37,685)	(68,637)
Inventory	(9,366)	(2,670)	(36,220)
Other current and noncurrent assets	(5,406)	4,440	(2,418)
Accounts payable	(2,492)	(8,804)	17,189
Accrued expenses and other current and long-term liabilities	(9,082)	46,767	(81,114)
Net cash provided by operating activities	390,141	544,750	305,260
Cash flows from investing activities:
Capital expenditures	(36,089)	(51,625)	(46,555)
Acquisition of in-process research and development	(5,413)	—	—
Proceeds from sale of assets	—	17,767	97,839
Acquisition of assets, net	—	(80,911)	(45,345)
Acquisition of Evergreen, net of cash acquired	(268,933)	—	—
Acquisition of Life Molecular, net of cash acquired	(306,733)	—	—
Purchases of investment in equity securities	(10,000)	(83,246)	—
Acquisition of exclusive license option	—	(28,000)	—
Net cash (used in) provided by investing activities	(627,168)	(226,015)	5,939
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(1,110)	(318)	(717)
Deferred financing costs	—	(2,331)	—
Proceeds from stock option exercises	7,154	3,278	3,816
Contingent value rights settlement	—	—	(3,700)
Proceeds from employee stock purchase plan	3,727	3,450	1,933
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(26,338)	(22,615)	(14,394)
Repurchase of common stock	(300,017)	(100,000)	—
Net cash used in financing activities	(316,584)	(118,536)	(13,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(998)	(93)
Net (decrease) increase in cash, cash equivalents and restricted cash	(553,660)	199,201	298,044
Cash, cash equivalents and restricted cash, beginning of period	914,486	715,285	417,241
Cash, cash equivalents and restricted cash, end of period	$360,826	$914,486	$715,285

Lantheus Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$359,121	$912,814	$713,656
Restricted cash included in other long-term assets	1,705	1,672	1,629
Cash, cash equivalents and restricted cash at end of period	$360,826	$914,486	$715,285

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,094	$15,094	$15,387
Income taxes , net of refunds of $28, $2,688 and $25, respectively	$69,037	$153,815	$151,579
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$3,445	$5,058	$6,978
In-process research and development included in liabilities	$5,799	$—	$—
Contingent consideration liabilities related to acquisitions	$96,842	$—	$—
Lease liability settled through transfer of lease	$—	$762	$—
Modification of lease agreement	$5,789	$—	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$2,770	$63	$29,396
Right-of-use asset obtained in exchange for finance lease obligation	$711	$514	$1,581
Excise tax payable on net common stock repurchases	$2,421	$251	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

The Company develops, manufactures and commercializes innovative diagnostic and therapeutic products that assist clinicians in the diagnosis and treatment of cancer, heart disease and other diseases.

The Company’s commercial products are used by cardiologists, internal medicine physicians, neurologists, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists working in a variety of clinical settings. The Company believes that its diagnostic products provide information that enables healthcare providers to better detect and characterize, or rule out, disease, with the potential to achieve better patient outcomes, reduce patient risk, and limit overall costs.

The Company produces and markets its products throughout the United States (the “United States” or the “U.S.”), selling primarily to hospitals, independent imaging centers and government facilities. The Company sells its products outside the United States through a combination of direct distribution in Canada, third-party distribution relationships in Europe, Canada, Australia, Asia-Pacific, Central America and South America and by licensing exclusive rights to develop and commercialize certain products outside the United States.

Sales of PYLARIFY are generated in the United States through an internal PYLARIFY sales team, as well as a sales team at some of the Company’s positron emission tomography (“PET”) manufacturing facilities (“PMF”) partners. Sales of DEFINITY are generated in the United States through an internal DEFINITY sales team. Sales of Neuraceq are generated in the United States through an internal Neuraceq sales team and in European markets through third-party distributors. Research revenue is derived from existing partnerships with pharmaceutical companies and academic institutions that use our products and product candidates in clinical trials and includes milestone and dose-related payments. A small portion of the Company’s nuclear imaging product sales in the United States are generated through the Company’s internal sales force to hospitals and clinics that maintain their own in-house radiopharmaceutical preparation capabilities.

In Europe, Australia, Asia-Pacific, Central America and South America, the Company generally relies on third-party distributors to market, sell and distribute its nuclear imaging and ultrasound enhancing agent products, either on a country-by-country basis or on a multi-country regional basis. The Company is headquartered in Massachusetts, with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The estimates reflected in the Company’s consolidated financial statements include, but are not limited to, certain judgments regarding revenue recognition, goodwill, tangible and intangible asset valuation and estimated useful lives, inventory valuation, asset retirement obligations, contingent assets and liabilities, income tax liabilities and related indemnification receivable, deferred tax assets and liabilities and accrued expenses. Actual results could materially differ from those estimates or assumptions.

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 3, “Revenue from Contracts with Customers,” to these consolidated financial statements, for further discussion on revenues.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable, Net

Accounts receivable have been reduced by an allowance for credit losses. The allowance for credit losses represents the Company’s best estimate of the amount of probable credit losses in our accounts receivable. The Company’s allowance is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends, historical experience and other information over the payment periods. The Company reviews and adjusts the allowance for expected credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance for expected credit losses when the Company determines that the balances are not recoverable. Allowance for credit losses was $9.5 million and $7.8 million at December 31, 2025 and 2024, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Income tax expense represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when such changes are enacted.

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

The Company accounts for uncertain tax positions using a two-step recognition threshold and measurement analysis method to determine the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to other long-term assets and liabilities, or adjustments to deferred taxes, or both. The Company records the related interest and penalties to income tax expense.

Net Income per Common Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, unvested restricted stock and total shareholder return awards. The Company applies the two-class method to calculate its basic and diluted net income per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. During periods in which the Company incurs net losses, both basic and diluted net loss per common share are calculated by dividing the net loss by the weighted-average shares of common stock outstanding and potentially dilutive securities are excluded from the calculation because their effect would be antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less.

Restricted Cash

Restricted cash as of December 31, 2025 and 2024, represents primarily collateral for a letter of credit securing a lease obligation and a security deposit. The Company believes the carrying value of these assets approximates fair value.

Concentration of Risks and Limited Suppliers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectability and estimates the allowance for credit losses based on an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends, historical experience and other information over the payment periods. The Company sells primarily to hospitals, independent diagnostic testing facilities, and radiopharmacies.

As of December 31, 2025 and 2024, no customer accounted for greater than 10% of accounts receivable, net. No customer accounted for greater than 10% of revenues for the years ended December 31, 2025, 2024 and 2023.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from only one or a few sources. The failure of one of these suppliers to deliver on schedule could delay or interrupt the manufacturing or commercialization process and would adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of, or a significant increase in the cost of one of the Company’s materials from these sources could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently relies on Jubilant HollisterStier (“JHS”) as its significant manufacturer of DEFINITY and relied on JHS as its sole source manufacturer of NEUROLITE, Cardiolite and evacuation vials for TechneLite prior to the sale of such SPECT products to SHINE on January 1, 2026. Through December 31, 2025, the Company had Molybdenum-99 supply agreements with Institute for Radioelements of Belgium, NTP Radioisotopes and its subcontractor Australian Nuclear Science and Technology Organisation.

The following table sets forth revenues for each of the Company’s products representing 10% or more of revenues:

	Year Ended December 31,
	2025	2024	2023
PYLARIFY	64.2%	69.0%	65.7%
DEFINITY	21.4%	20.7%	21.6%

Inventory, Net

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

Inventory costs associated with product that has not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use of the product and future economic benefits of the asset. If future commercial use of the product is not probable, then inventory costs associated with such product are expensed as incurred. As of December 31, 2025, the Company had $0.6 million of such product costs included in inventory related to PYLARIFY that have been purchased to support the new formulation of our PSMA PET imaging agent, which is awaiting regulatory approval. The Company had no inventory pending regulatory approval as of December 31, 2024.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Replacements of major units of property are capitalized, and replaced properties and equipment are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Certain costs to obtain or develop computer software are capitalized and amortized over the estimated useful life of the software. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets and recorded in costs of goods sold and operating expenses in the associated functional expense category which utilizes the associated asset. The estimated useful lives of the major classes of depreciable assets are as follows:

Class	Range of Estimated Useful Lives
Buildings	10 - 50 years
Land improvements	15 - 40 years
Machinery and equipment	3 - 15 years
Furniture and fixtures	15 years
Leasehold improvements	Lesser of lease term or 15 years
Computer software	3 - 5 years

Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in operating expenses in the accompanying consolidated statements of operations.

Included within machinery and equipment are spare parts. Spare parts include replacement parts relating to plant & equipment and are either recognized as an expense when consumed or reclassified and capitalized as part of the related asset and depreciated over the remaining useful life of the related asset.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition using its best estimates and assumptions. The Company assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The Company allocates the purchase price based on the relative fair value the assets acquired and liabilities assumed. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.

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

In performing the Company’s annual assessment, the Company is permitted to first perform a qualitative test and if necessary, perform a quantitative test. If the Company is required to perform the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units using discounted cash flow or other valuation models, such as comparative transactions and market multiples. The Company performed a qualitative assessment and did not recognize any goodwill impairment charges during the years ended December 31, 2025, 2024 or 2023.

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

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

estimated useful life of the product. Cash payments related to acquired IPR&D intangible assets are reflected as an investing cash flow in the Company's consolidated statement of cash flows.

The Company’s IPR&D intangible assets include intangible assets acquired in a business combination that are used in research and development (R&D) activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Because obtaining regulatory approval can include significant risks and uncertainties, the eventual realized value of the acquired IPR&D projects may vary from their fair value at the date of acquisition. The Company classifies IPR&D intangible assets acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. Upon completion of the associated R&D efforts, the Company will determine the useful life and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company writes-off the remaining carrying amount of the associated IPR&D intangible asset. IPR&D intangible assets are tested at least annually as of October 31st or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in the Company’s consolidated statements of operations. See Note 10, “Intangibles, Net and Goodwill” to these consolidated financial statements for further details on impairment.

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

Investments

Equity investments with readily determinable fair values for which the Company does not have significant influence over the investee are measured at fair value on a recurring basis. Equity investments without readily determinable fair values for which the Company does not have significant influence over the investee are measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). For equity investments for which the Company does not have significant influence over the investee, changes in the value of unsold equity investments are recorded in investment in equity securities – unrealized (gain) loss in the Company’s consolidated statements of operations. Equity investments for which the Company has significant influence over the investee are measured using the equity method unless the Company elects to apply the fair value option to account for the investment.

Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values of these instruments due to their short term nature. The Company’s long-term debt has triggering events that would impact the fair value of the instruments. The Company determined that no triggering event has occurred during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the fair value of the Company’s convertible debt was estimated to be approximately $659.5 million and $765.3 million, respectively, based on quoted market prices of these instruments and was classified as a Level 1 measurement within the fair value hierarchy. For more information on the fair value, see Note 4, “Fair Value of Financial Instruments” to these consolidated financial statements.

Contingent Consideration Liabilities

The Company's acquisitions accounted for as asset acquisitions may include contingent consideration payments to be made for development, regulatory, and sales-based milestones. The Company first assesses whether such contingent consideration payments meet the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company's acquisitions accounted for as business combinations include contingent consideration payments to be made for development, regulatory, and sales-based milestones, as well as potential payments to be made pursuant to an assumed contract. The estimated fair value of contingent consideration liabilities are initially measured and recorded on the acquisition date. The contingent consideration liabilities are considered to be Level 3 instruments and are reviewed and updated quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations.

The estimated fair value is determined based on probability adjusted discounted cash flow (“DCF”) and Monte Carlo simulation models that include significant estimates and assumptions pertaining to regulatory and commercialization events and sales targets. Significant changes in any of these inputs could result in a significantly higher or lower fair value measurement of the contingent consideration liabilities.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $16.4 million, $29.7 million and $26.0 million, respectively in advertising and promotion costs, which are included in sales and marketing in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and relate primarily to the development of new products to add to the Company’s portfolio and costs related to its medical affairs and medical information functions. Nonrefundable advance payments for goods or services that will be used or rendered for future R&D activities are deferred and recognized as an expense as the goods are delivered or the related services are performed.

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

Remeasurement of the Company’s foreign currency denominated transactions are included in net income. Transaction gains and losses are reported as a component of other income, net in the consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock, the Black-Scholes option valuation model or the Monte Carlo simulation valuation model, whichever is most appropriate. The Black-Scholes and Monte Carlo simulation valuation models incorporate assumptions such as stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

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

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Expense for performance restricted stock awards is recognized based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service period(s).

Other Income, Net

Other income, net consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Foreign currency loss	$1,006	$733	$21
Tax indemnification expense, net	734	(106)	4,943
Interest income	(23,391)	(36,838)	(19,638)
Gain on sale of RELISTOR licensed intangible asset(1)	(5,000)	—	(51,789)
Revision of estimated decommissioning costs related to asset retirement obligation(2)	(4,727)	—	—
Other	52	(1,020)	143
Total other income, net	$(31,326)	$(37,231)	$(66,320)

(1)
$5.0 million recognized in December 2025 related to the achievement of a 2025 net sales milestone for RELISTOR as a part of the purchase price consideration outlined in the 2023 Healthcare Royalty Management LLC Royalty Interest agreement.
(2)
See Note 9, ”Asset Retirement Obligations,” for more information.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, other comprehensive income consists of foreign currency translation gains and losses. The accumulated other comprehensive loss balance consists entirely of foreign currency translation gains and losses.

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

The Company has production facilities which manufacture and process radioactive materials at its sites in North Billerica, Massachusetts and, through March 1, 2024, Somerset, New Jersey. The Company considers its legal obligation to remediate its facilities upon a decommissioning of its radioactive-related operations as an asset retirement obligation. The fair value of a liability for asset retirement obligations is recognized in the period in which the liability is incurred. As of December 31, 2025, the Company estimates the decommissioning and decontaminating costs for all their manufacturing sites to be approximately $20.4 million. The liability is measured at the present value of the obligation expected to be incurred and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying values of the related long-lived assets and depreciated over the assets’ useful lives.

The Company has identified conditional asset retirement obligations related to the future removal and disposal of asbestos contained in certain of the buildings located on the Company’s North Billerica campus. The Company believes the asbestos is appropriately contained and it is compliant with all applicable environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. The Company is required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2025 and 2024, sufficient information was not available to estimate a liability for such conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations has been recorded in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Self-Insurance Reserves

The Company’s consolidated balance sheets at December 31, 2025 and 2024 include $3.5 million and $2.8 million of accrued liabilities associated with employee medical costs that are retained by the Company, respectively. The Company estimates the required liability of those claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

Leases

In accordance with Accounting Standards Codification (“ASC”) 842, “Leases,” the Company determines if an arrangement is or contains a lease at inception. The Company has leases for vehicles, corporate offices and certain equipment. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheets for all leases with an initial lease term of greater than twelve months. Leases with an initial term of twelve months or less are not recorded on the balance sheets, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to record a right-of-use asset or lease liability for leases with terms of twelve months or less.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date, which may include comparing interest rates in the market for similar borrowings with comparable credit quality of the Company. Operating lease right-of-use (“ROU”) assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.

ROU assets and lease liabilities are reassessed and remeasured when amendments to the terms of the lease agreement require reassessment and remeasurement of the lease payments and other inputs to the calculation of ROU assets and lease liabilities. The Company accounts for remeasurements and modifications to lease liabilities using the present value of remaining lease payments and estimated incremental borrowing rate at the date of remeasurement. The adjustment to the lease liability is recognized as a gain or loss in operating expenses, or as an adjustment to the ROU asset, as appropriate, based on the terms and conditions within the lease that are amended.

Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”).

Accounting Pronouncements Adopted During the Period

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively and the disclosures included in this Annual Report on Form 10-K (“Form 10-K”) reflect the disclosures required under ASU 2023-09. See Note 5, “Income Taxes,” to these consolidated financial statements for more information.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

list within Topic 270 of required interim disclosures, establishes a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The requirements of ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (for the Company’s Form 10-Q for the three months ending March 31, 2028). The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding, and it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue Recognition.” ASU 2025-05 requires an entity to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The requirements of ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods beginning in the first quarter of 2026. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently in the process of evaluating the effects of this pronouncement and believes that the adoption will not have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. For the Company, the requirements under ASU 2024-04 will be effective for its Form 10-Q for the first quarter of 2026. The adoption of ASU 2024-04 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures in 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires additional income statement disclosures, including the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, ASU 2024-03 requires enhanced disclosure of selling expenses. As clarified by ASU 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. For the Company, annual reporting requirements under ASU 2024-03 will be effective for its Form 10-K for the year ending December 31, 2027 and interim reporting requirements will be effective beginning in the first quarter of 2028. Early adoption is permitted and the amendments should be applied on a prospective basis, however retrospective application is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes revenue by revenue source as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Major Products/Service Lines
Product revenue, net(1)	$1,507,573	$1,524,782	$1,263,068
License and royalty revenues	34,036	9,128	33,361
Total revenues	$1,541,609	$1,533,910	$1,296,429

(1)
The Company’s product revenue includes PYLARIFY, DEFINITY, Neuraceq and TechneLite among other products. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all of its principal products.

The Company classifies its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Radiopharmaceutical Oncology includes PYLARIFY and historically included AZEDRA. In the first quarter of 2024, the Company discontinued the production of AZEDRA. Precision Diagnostics includes DEFINITY, Neuraceq, TechneLite and other diagnostic imaging products. Strategic Partnerships and Other Revenue primarily includes revenue derived from partnerships with pharmaceutical companies and academic institutions that use the Company’s commercial or investigational products in clinical trials as research tools, royalties and other milestone payments received from the Company’s strategic partners that have commercialized products pursuant to license arrangements with the Company, as well as contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen.

Revenue by product category on a net basis is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
PYLARIFY	$989,116	$1,057,834	$851,303
Other radiopharmaceutical oncology	—	384	3,130
Total radiopharmaceutical oncology	989,116	1,058,218	854,433
DEFINITY	330,248	317,792	279,768
Neuraceq	51,447	—	—
TechneLite	86,803	95,487	87,370
Other precision diagnostics	24,616	24,231	22,980
Total precision diagnostics	493,114	437,510	390,118
Strategic partnerships and other revenue	59,379	38,182	51,878
Total revenues	$1,541,609	$1,533,910	$1,296,429

The following table presents the Company’s revenue by geographic region determined by location of customer or other party for the periods presented:

	Year Ended December 31,
(in thousands)	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue
United States	$1,458,881	94.6%	$1,484,687	96.8%	$1,262,146	97.4%
Rest of world	82,728	5.4%	49,223	3.2%	34,283	2.6%
Total revenues	1,541,609	100.0%	1,533,910	100.0%	1,296,429	100.0%

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

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances.

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

Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery subsequent to shipment and recognizes revenues for each distinct product when transfer of control has occurred.

The Company generally does not separately charge customers for shipping and handling costs, but any shipping and handling costs charged to customers are included in product revenue, net. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances that are offered within contracts between the Company and its customers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect product revenue and earnings in the period such variances become known.

Rebates

Estimates for rebates represent the Company’s estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for the Company’s products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

Product Returns

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

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

An analysis of the amount of, and change in, reserves is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2023	$13,399
Provision related to current period revenues	31,855
Payments or credits made during the period	(29,184)
Balance at December 31, 2023	16,070
Provision related to current period revenues	63,504
Payments or credits made during the period	(54,326)
Balance at December 31, 2024	25,248
Provision related to current period revenues	167,628
Payments or credits made during the period	(126,428)
Balance at December 31, 2025	$66,448

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

Licenses of Intellectual Property

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

Milestone Payments

At the inception of each arrangement that includes development or sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are outside the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and royalty revenues and earnings in the period of adjustment. At December 31, 2025, the variable consideration for the milestone payments is constrained and is excluded from contract price until the milestone is achieved by the customer.

Royalty Revenues

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

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

CDMO Revenue

The Company generates a small amount of CDMO revenue providing contract development and manufacturing services to emerging and mid‑sized radiopharmaceutical companies developing alpha‑ and beta‑emitting diagnostic and therapeutic products across early‑ to late‑stage clinical development, with the ability to support commercial supply. The Company prices these contracts based on the scope and complexity of services, including the number of batches or doses, laboratory and personnel requirements, contract duration, isotope utilized, and prevailing market conditions.

The Company assesses each agreement involving CDMO services to determine if there are multiple performance obligations, and allocates revenue to each performance obligation based on its stand-alone selling price relative to the stand-alone selling prices of other performance obligations within the contract. CDMO contracts generally have defined terms, generally one to two years; however, the timing of satisfaction of performance obligations is typically contingent on customer clinical trial progress and development timelines. The Company recognizes revenue when it satisfies each performance obligation, which is generally when services are completed and quality-approved products are shipped and title transfers to the customer.

Contract Assets and Liabilities

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

The following table provides a roll forward of deferred revenue:

(in thousands)	Deferred Revenue
Balance at January 1, 2024	$1,489
Revenue recognized in relation to the beginning of the year contract liability balance	(634)
Revenue deferred	592
Balance at December 31, 2024	1,447
Revenue recognized in relation to the beginning of the year contract liability balance	(3,144)
Revenue deferred	8,681
Balance at December 31, 2025	$6,984

The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods during the years ended December 31, 2025 and 2024.

The Company is required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. Therefore, since the Company elected the practical expedient under ASC 606-10-50-14, it does not disclose information regarding performance obligations which are part of contracts that have an original expected duration of one year or less.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan liabilities, contingent consideration liabilities and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

the consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company recorded the contingent consideration liabilities resulting from the acquisitions of Progenics, Evergreen and Life Molecular at fair value based on inputs that are not observable in the market.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		December 31, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,791	$179,791	$—	$—
Investment securities	41,087	41,087	—	—
Total assets	$220,878	$220,878	$—	$—
Liabilities:
Deferred compensation plan liabilities	$943	$943	$—	$—
Contingent consideration liabilities	94,339	—	—	94,339
Total liabilities	$95,282	$943	$—	$94,339

		December 31, 2024
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$682,209	$682,209	$—	$—
Investment securities	39,489	39,489	—	—
Total assets	$721,698	$721,698	$—	$—

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are invested in corporate-owned life insurance (“COLI”) and mutual funds at December 31, 2025. The mutual funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices. There were no assets or liabilities balances in the LDCP at December 31, 2024. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s consolidated balance sheets. See Note 18, “Benefit Plans” for more information on the LDCP.

Perspective Therapeutics, Inc. Equity Securities

At December 31, 2025, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on their closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of December 31, 2025 was approximately $32.1 million based on a closing market price of $2.75 per share on December 31, 2025, resulting in an unrealized loss of $5.1 million for the year ended December 31, 2025. The fair value of the Perspective Shares as of December 31, 2024 was approximately $37.3 million based on a closing market price of $3.19 per share on December 31, 2024, resulting in an unrealized loss of $41.0 million for the year ended December 31, 2024. See Note 19, “Acquisitions,” to these consolidated financial statements for further discussion of the Perspective transaction.

Radiopharm Theranostics Limited Equity Securities

At December 31, 2025, the Company held 537,958,513 shares of Radiopharm common stock (“Radiopharm Shares”). The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on their closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of December 31, 2025 was approximately $9.0 million based on the converted closing market price of approximately $0.02 per share on December 31, 2025, resulting in an unrealized loss on equity securities of $3.3 million for the year ended December 31, 2025. The fair value of the Radiopharm Shares as of December 31, 2024 was approximately $2.2 million based on the converted closing market price of approximately $0.01 per share on December 31, 2024, resulting in an unrealized loss on equity securities of $2.6 million for the

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

year ended December 31, 2024. See Note 19, “Acquisitions” to these consolidated financial statements for further discussion of the Radiopharm transaction.

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

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. The Company estimated that the probability of successfully meeting the sales targets and commercialization milestones described above was zero, as the Company discontinued the production of AZEDRA in the first quarter of 2024 and the Company is not actively advancing 1095. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $0 at December 31, 2025 and 2024.

Evergreen Theragnostics, Inc.

Pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC governing the Company's acquisition of Evergreen in April 2025 (see Note 19, “Acquisitions”), the Company is required to pay up to $727.5 million in cash upon the achievement of specified milestones in connection with the development and commercialization of certain milestone products, as defined in the Evergreen Merger Agreement, and Octevy (also referred to as LNTH-2501), a registrational-stage PET diagnostic imaging agent targeting neuroendocrine tumors. The Company records these possible payments as contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the contingent consideration liabilities associated with the sales milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the contingent consideration liability associated with the development and commercialization milestones using a probability-weighted DCF approach. The most significant unobservable inputs with respect to these milestone products and Octevy, are the revenue volatility and probabilities of achieving regulatory milestones, respectively. A significant change in probability of payment of the first regulatory milestone payment for Octevy could result in a material fluctuation in the value of the contingent consideration liability.

Life Molecular Imaging Limited

Pursuant to the terms of the Sale and Purchase Agreement (the “LMI Purchase Agreement”) with Life Medical Group Limited (“Life Medical”) in connection with the Company’s acquisition of Life Molecular in July 2025 (see Note 19, “Acquisitions”), the Company is required to make certain earn-out and milestone payments as a percentage of and upon achievement of specified net sales thresholds, respectively, of Neuraceq and certain other imaging and tracing agents in Life Molecular’s pipeline. These contingent cash earn-out and milestone payments total up to $400.0 million.

In addition to the net sales earn-out and milestone payments, the Company also assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to an assumed contract (the “Piramal SPA”). The Company is required to make cash payments of up to $30.0 million upon the achievement of specified earnings metrics of Life Molecular, as defined in the Piramal SPA.

The Company estimated the fair value of the contingent consideration liabilities using a Monte Carlo simulation model in a risk-neutral framework, whereby the achievement of the future revenue and other specified earnings metrics associated with the contingent payments were simulated using a geometric Brownian motion model. The most significant unobservable inputs with respect to Neuraceq and other imaging and tracing agents in Life Molecular’s pipeline include revenue volatility and the

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

probability of commercial success. A significant change in the revenue volatility or forecasted commercial revenue could result in a material fluctuation in the value of the contingent consideration liability.

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of liabilities using Level 3 inputs as of December 31, 2025:

	Fair Value at
	December 31, 2025				Weighted
Contingent Consideration Liability	(in thousands)	Valuation Technique	Unobservable Inputs	Range	Average
Development and commercialization milestones	$42,378	Discounted cash flow	Payment discount rate	7.3% - 11.2%	8.7%
			Probability of payment	0.0% - 100.0%	86.2%
			Range of expected payment dates	2026 - 2037	N/A

Sales milestones	30,877	Scenario analysis	Revenue volatility	37.0% - 48.0%	46.8%
			Revenue discount rate	9.4% - 17.7%	16.8%

Assumed contingent consideration from Piramal SPA	21,084	Scenario analysis	EBITDA volatility	60.0%	60.0%
			EBITDA discount rate	21.0% - 21.0%	21.0%
Total contingent consideration liabilities	$94,339

Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. There were no liabilities with fair values that were measured using Level 3 inputs as of December, 31, 2024.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

Level 3
Accrued Contingent
(in thousands)	Consideration
Balance at January 1, 2024	$2,700
Change in fair value included in net income	(1,194)
Gain on partial buyout of 2013 Milestone Rights	(1,505)
Cash payments	(1)
Balance at December 31, 2024	—
Evergreen acquisition	43,042
Life Molecular acquisition	53,800
Acquired contingent consideration from Piramal SPA - current portion	(3,882)
Changes in fair value included in net income	1,379
Balance at December 31, 2025	$94,339

5. Income Taxes

The components of income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$320,265	$429,899	$410,326
Foreign	(6,473)	1,078	617
Income before income taxes	$313,792	$430,977	$410,943

The Company’s income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$40,613	$114,645	$110,108
State	17,058	33,919	29,806
Foreign	967	—	—
	58,638	148,564	139,914
Deferred
Federal	21,686	(26,960)	(45,252)
State	1,781	(3,657)	(10,739)
Foreign	(1,872)	588	359
	21,595	(30,029)	(55,632)
Income tax expense	$80,233	$118,535	$84,282

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” for additional detail on the adoption of ASU 2023-09.

The reconciliation of income taxes at the U.S. federal statutory rate to the income tax expense is as follows:

	Year Ended December 31, 2025
(in thousands, except percent data)	Amount	Percent
U.S. federal statutory tax rate	$65,896	21.0%
State and local income taxes, net of Federal benefit(1)	16,201	5.2%
Foreign tax effects	271	0.1%
Effect of cross-border tax laws	(874)	(0.3%)
Tax credits
Research and development tax credits	(5,446)	(1.7%)
Changes in valuation allowances	1,832	0.6%
Nontaxable or nondeductible items	3,899	1.2%
Changes in unrecognized tax benefits	(1,324)	(0.4%)
Other adjustments	(222)	(0.1%)
Total tax provision and effective tax rate	$80,233	25.6%

(1)
State and local taxes in California, Florida, Illinois, New York, New York City and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
(in thousands)	2024	2023
U.S. statutory rate	$90,506	$86,298
Permanent items	(413)	1,042
Sale of RELISTOR licensed intangible asset	—	(10,817)
Section 162(m)	407	307
Uncertain tax positions	2,466	(5,045)
Tax credits	(5,247)	(2,118)
State and local taxes	21,724	18,726
Impact on deferred taxes of change in tax rate	(970)	(330)
Changes in fair value of contingent assets and liabilities	(567)	(1,948)
Foreign tax rate differential	66	128
Valuation allowance	12,123	(4)
Stock compensation	(206)	(3,941)
Change in indemnification deferred tax asset	(28)	1,240
Other	(1,326)	744
Income tax expense	$118,535	$84,282

Income taxes paid (net of refunds) are as follows:

(in thousands)	Year Ended December 31, 2025
U.S. federal	$47,000
U.S. state and local(1)	18,889
Foreign	3,148
Income taxes paid (net of refunds)	$69,037

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(1)
Includes $3.5 million of California payments.

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2025	2024
Deferred Tax Assets
Federal benefit of state taxes payable	$521	$867
Reserves, accruals and other	36,166	30,382
Capitalized research and development	6,194	29,799
Stock compensation	18,363	13,876
Unrealized loss on investments	12,794	10,707
Intangible assets	—	33,771
Net operating loss carryforwards	85,929	71,502
Lease liability	13,730	14,100
Deferred tax assets	173,697	205,004
Deferred Tax Liabilities
Right-of-use asset	(7,919)	(9,241)
Depreciation	(13,617)	(9,881)
Intangible assets	(78,517)	—
Deferred tax liabilities	(100,053)	(19,122)
Less: valuation allowance	(18,694)	(15,649)
	$54,950	$170,233
Recorded in the accompanying consolidated balance sheet as:
Noncurrent deferred tax assets, net	$54,950	$170,233

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA provides for significant U.S. tax law changes, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. These provisions did not have a material impact on the Company’s effective income tax rate for 2025. The change in the Company’s deferred tax balances for 2025 was primarily related to the acquisitions of Life Molecular and Evergreen and the expensing of previously capitalized R&D expenses, for tax purposes, under the OBBBA.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realizability of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more-likely-than-not realizable, the Company evaluated all available positive and negative evidence. As of December 31, 2025 and 2024, the Company maintains a valuation allowance of $18.7 million and $15.6 million, respectively. The amounts in 2025 and 2024 primarily relate to unrealized losses incurred during each year on the Company’s investment in equity securities and to net deferred tax assets of certain of the Company’s foreign subsidiaries.

Utilization of net operating loss carryforwards and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions which impact the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

At December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $281.4 million, $108.2 million of which will expire between 2029 and 2037, and $173.2 million of which can be carried forward indefinitely. The Company has foreign net operating losses of $76.3 million, $3.9 million of which expire between 2032 and 2035 and $72.4 million of which can be carried forward indefinitely. The Company’s state net operating losses are $9.2 million on a tax-effected basis, the majority of which will expire between 2032 and 2045. The Company has state research credit carryforwards of $3.4 million, which will expire between 2030 and 2040.

The Company’s U.S. federal income tax returns are subject to examination for three years after the filing date of the return. The state and foreign income tax returns are subject to examination for periods varying from three to six years after filing. The Company is currently undergoing tax examination in the United Kingdom for tax years 2018 to 2021 and in Germany for tax years 2020 to 2022.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s changes in uncertain tax positions for 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at January 1	$7,620	$4,099	$1,480
Additions related to current year tax positions	7,465	948	3,749
Additions related to prior year tax positions	22,441	2,694	—
Reductions related to prior year tax positions	(351)	(3)	(688)
Settlements	(1,041)	(118)	(442)
Lapse of statute of limitations	(637)	—	—
Balance at December 31	$35,497	$7,620	$4,099

As of December 31, 2025 and 2024, total liabilities for uncertain tax positions, including interest and penalties, were $37.6 million and $9.4 million, respectively, consisting of uncertain tax positions of $35.5 million and $7.6 million, respectively, interest accruals of $2.1 million and $1.8 million, respectively, and no penalty accruals as of December 31, 2025 and 2024. The increase in uncertain tax positions during the year ended December 31, 2025 was primarily related to tax uncertainties recorded in purchase accounting related to the LMI Acquisition. As of December 31, 2025, $29.6 million and $8.0 million of these liabilities were recorded in other long-term liabilities and as a reduction of deferred tax assets, respectively. As of December 31, 2024, $1.4 million, $7.3 million and $0.7 million of these liabilities were recorded in current liabilities, other long-term liabilities, and as a reduction of deferred tax assets, respectively. As of December 31, 2025, the Company has $32.0 million of unrecognized tax benefits which would impact the effective tax rate if recognized.

6. Inventory, Net

Inventory, net, consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Raw materials	$25,927	$29,080
Work in process	16,335	15,870
Finished goods	22,412	23,075
Total inventory, net(1)	$64,674	$68,025

(1)
As of December 31, 2025, amounts totaling $4.0 million, $3.5 million and $4.2 million were reclassified to assets held for sale, from raw materials, work in process and finished goods, respectively, as a result of the then-pending sale of the Company’s single-photon emission computerized tomography (“SPECT”) business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Land	$3,020	$9,480
Buildings	49,913	85,523
Machinery, equipment and fixtures	110,587	114,357
Computer software	55,550	48,702
Construction in progress	17,406	27,498
Total gross property, plant and equipment	236,476	285,560
Less - accumulated depreciation and amortization	(72,790)	(108,762)
Total property, plant and equipment, net(1)	$163,686	$176,798

(1)
As of December 31, 2025, amounts totaling $6.5 million in land, $48.1 million in buildings, $37.5 million in machinery, equipment and fixtures, $0.5 million in computer software, $6.2 million in construction in progress and $49.6 million in accumulated depreciation and amortization were reclassified to assets held for sale as a result of the then-pending sale of the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense related to property, plant and equipment, net, was $22.5 million, $20.4 million and $13.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.

During 2023, as a result of a decline in expected future cash flows related to the AZEDRA marketed intangible asset, the Company recorded a noncash impairment of $6.0 million in cost of goods sold in the accompanying consolidated statements of operations.

On January 8, 2024, the Company entered into an agreement with Perspective to transfer the sublease for the Company’s Somerset, New Jersey facility (the “Somerset Facility”) and sold the associated assets at the Somerset Facility for $8.0 million. The transfer of the sublease and completion of the asset sale occurred on March 1, 2024. The sale of assets resulted in a derecognition to the right-of-use asset of $0.4 million, the lease liability of $0.4 million and remaining property, plant and equipment of $0.8 million. The Company also incurred commission expense of $1.0 million related to the transaction. The Company recorded a gain on sale of assets of $6.3 million in operating income in the accompanying consolidated statements of operations for the year ended December 31, 2024. See Note 19, “Acquisitions” for more further discussion of the Perspective transaction.

During the fourth quarter of 2024, the Company completed the sale of a portion of its North Billerica campus for $9.8 million in cash. The Company recorded a gain on sale of assets of $2.1 million in operating income in the accompanying consolidated statements of operations for the year ended December 31, 2024.

8. Assets and Liabilities Held for Sale

SPECT Business

On May 1, 2025, the Company entered into a definitive agreement to sell its SPECT business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. Under the terms of the agreement, SHINE will acquire the assets and liabilities associated with the Company’s SPECT business, including its approved products (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite) and the portion of the North Billerica, Massachusetts campus that manufactures the Company’s SPECT products and SPECT-related Canadian operations. The transaction was subject to customary closing conditions and completed on January 1, 2026.

As of December 31, 2025, assets and liabilities associated with the Company’s SPECT business have been presented in the Company’s consolidated balance sheets as assets and liabilities held for sale as it was determined that these assets and liabilities met the criteria to be classified as such under ASC 360, “Impairment or disposal of long-lived assets,” and will continue to be classified as such until the transaction is completed. The Company determined that the fair value less costs to sell exceeded the carrying value of the assets and liabilities associated with the SPECT business, and therefore no indicator of impairment was present with respect to these assets during 2025. The Company does not believe the sale represents a strategic shift having a major effect on the Company's consolidated financial results and therefore does not meet the criteria for classification as discontinued operations.

The table below presents the carrying amounts of assets and liabilities held for sale related to the SPECT transaction:

December 31,
(in thousands)	2025
Assets:
Accounts receivable, net	$14,261
Inventory	11,641
Other current assets	2,991
Property, plant and equipment, net	49,244
Intangible assets, net	871
Goodwill	1,734
Total assets held-for-sale	$80,742

Liabilities:
Accounts payable	3,039
Accrued expenses and other liabilities	1,976
Asset retirement obligation	17,453
Total liabilities held-for-sale	$22,468

See Note 21, “Subsequent Events,” to these consolidated financial statements for subsequent event involving the Company’s sale of its SPECT business to SHINE.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Asset Retirement Obligations

The Company considers its legal obligation to remediate its facilities upon a potential decommissioning of its radioactive-related operations as an asset retirement obligation (“ARO”). The Company has production facilities which manufacture and process radioactive materials at its sites in North Billerica, Massachusetts and, through March 1, 2024, Somerset, New Jersey. As of December 31, 2025, the ARO is measured at the present value of the expenses estimated to be incurred in such remediation and is approximately $20.4 million.

The following table provides a summary of the changes in the Company’s carrying value of asset retirement obligations:

(in thousands)	Amount
Balance at January 1, 2024	$22,916
Accretion expense	428
Balance at December 31, 2024	23,344
Revision of estimated decommissioning costs	(4,727)
Remediation costs	(1,520)
Reclassification to liabilities held-for-sale(1)	(17,453)
Accretion expense	494
Balance at December 31, 2025	$138

(1)
Amount reclassified to liabilities held for sale as a result of the then-pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

During the year ended December 31, 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs by $4.7 million. This reduction was primarily the result of changes in the technology and processes used for the remediation activities from those contemplated in the estimate previously provided in 2022, and was recorded in other income on the Company's consolidated statements of operations in the first quarter of 2025. During the year ended December 31, 2025, the Company recorded an additional reduction of $1.5 million to the ARO for remediation efforts completed during the period.

The Company is required to provide the Massachusetts Department of Public Health financial assurance demonstrating the Company’s ability to fund the decommissioning and decontaminating of its North Billerica, Massachusetts facility in the event of any closure. The Company has provided this financial assurance in the form of a $30.3 million surety bond.

10. Intangibles, Net and Goodwill

Goodwill

The following table represents the change in the carrying value of goodwill from January 1 to December 31, 2025:

(in thousands)	Amount
Balance at January 1, 2025	$61,189
Acquisition of Evergreen	116,221
Acquisition of Life Molecular	63,186
Reclassification to assets held for sale(1)	(1,734)
Foreign currency translation adjustments	655
Balance at December 31, 2025	$239,517

(1)
Amount reclassified to liabilities held for sale as a result of the then-pending sale of the assets and liabilities associated with the Company’s SPECT business. See Note 8, “Assets and Liabilities Held for Sale” for more information.

Intangibles, Net

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Intangibles, net, consisted of the following:

	December 31, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,509)	$1,031
Customer relationships	5	Accelerated	102,958	(90,834)	12,124
Currently marketed products	9 - 10.5	Straight-line	492,800	(83,013)	409,787
Licenses	13 - 16	Straight-line	22,233	(14,167)	8,066
Developed technology	7 - 9	Straight-line	55,982	(13,211)	42,771
Total amortizable intangibles			687,513	(213,734)	473,779
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,513	$(213,734)	$722,779

	December 31, 2024
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Trademarks	15 - 25	Straight-line	$13,540	$(12,363)	$1,177
Customer relationships	15 - 25	Accelerated	157,742	(136,647)	21,095
Currently marketed products	9 -15	Straight-line	132,800	(53,033)	79,767
Licenses	11 - 16	Straight-line	22,233	(13,203)	9,030
Developed technology	7 - 9	Straight-line	55,982	(5,290)	50,692
Total intangibles, net			$382,297	$(220,536)	$161,761

The Company recorded amortization expense for its intangible assets of $47.1 million, $43.8 million and $46.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In June 2024, the Company entered into an agreement with the stockholders of Meilleur (“Meilleur Stockholders”) to purchase all of the outstanding capital stock of Meilleur (which holds the rights under a license agreement to develop and commercialize NAV-4694) for approximately $32.9 million. The Company recorded a developed technology intangible asset of $40.3 million as a result of the purchase price and the specific assets and liabilities of Meilleur that were acquired as part of the asset acquisition based on their value at the agreed upon closing date. In August 2024, upon successful completion of a technology transfer, the Company paid $10.0 million to the Meilleur Stockholders. This additional contingent payment was capitalized as part of the asset cost and increased the total value of the Company’s developed technology intangible assets. See Note 19, “Acquisitions” to these consolidated financial statements for further discussion of the acquisition of Meilleur.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
2026	$66,891
2027	61,380
2028	58,074
2029	57,930
2030	49,041
2031 and thereafter	180,463
Total	$473,779

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Accrued Expenses and Other Current and Long-Term Liabilities

Accrued expenses and other current and long-term liabilities are comprised of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Compensation and benefits	$63,244	$48,263
Freight, distribution and operations	75,995	85,966
Accrued rebates and discounts	66,448	25,248
Accrued professional fees	26,511	20,308
Accrued research and development expenses	12,964	13,219
Income taxes payable	3,574	1,591
Other	18,571	10,397
Total accrued expenses and other current liabilities	$267,307	$204,992

Operating lease liabilities	$50,016	$53,185
Other long-term liabilities	57,850	9,995
Total other long-term liabilities	$107,866	$63,180

12. Long-Term Debt and Other Borrowings, Net of Current Portion

As of December 31, 2025, the Company’s maturities of principal obligations under its long-term debt and other borrowings are as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Principal amount 2.625% Convertible Senior Notes due December 2027	$574,996	$575,000
Unamortized debt issuance costs	(6,829)	(10,392)
Finance lease liabilities	1,249	1,645
Total	569,416	566,253
Less: current portion of long-term debt and other borrowings	(738)	(974)
Total long-term debt and other borrowings, net of current portion	$568,678	$565,279

2022 Revolving Facility

In December 2024, the Company entered into an amendment to its $350.0 million five-year revolving credit facility originally entered into in 2022. The amendment, among other things, increased the facility from $350.0 million to $750.0 million (as amended, the “2022 Revolving Facility”) and extended the maturity date from December 2, 2027 to December 19, 2029. Under the terms of the 2022 Revolving Facility, the lenders are committed to extending credit to the Company from time to time consisting of revolving loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $750.0 million (the “Revolving Commitment”) at any time, including a $40.0 million sub-facility for the issuance of letters of credit (the “Letters of Credit”) and a $20.0 million sub-facility for swingline loans (the “Swingline Loans”). The Revolving Loans, Letters of Credit, and the Swingline Loans, if used, are expected to be used for working capital and for other general corporate purposes.

The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.25% to 2.00% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.25% to 1.00%, in either case, based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from 0.15% to 0.30% per annum based on the Company’s total net leverage ratio. Interest associated with the unused commitment is recorded to accrued expenses and other current and long-term liabilities on the consolidated balance sheet and paid out on a quarterly basis.

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of December 31, 2025, there were no outstanding borrowings under the 2022 Revolving Facility.

The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the greater of $685.0 million (so that the total amount available would be approximately $1.44 billion) or 100% of consolidated

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.

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

Upon an event of default, the Administrative Agent (as defined in the 2022 Revolving Facility) will have the right to declare the loans and other obligations outstanding under the 2022 Revolving Facility immediately due and payable and all commitments immediately terminated.

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

2.625% Convertible Senior Notes due December 2027

On December 8, 2022, the Company issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due December 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022 (the “Indenture”), among the Company, Lantheus Medical, a wholly owned subsidiary of the Company, as guarantor, and U.S. Bank Trust Company, National Association, as Trustee. The net proceeds from the issuance of the Notes were approximately $557.8 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company.

The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option, if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for a specified period of time. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Company evaluated the Notes upon completion of the sale and concluded on the following features:

•
Conversion Feature: The Company determined that the conversion feature qualifies for the classification of equity. As a result, the conversion feature should not be bifurcated as a derivative instrument and the Notes were accounted for as a single liability.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

•
Redemption Features: The redemption features were reviewed within the Notes and the Company determined that the redemption features are closely related to the Notes and as such should not be separately accounted for as a bifurcated derivative instrument.
•
Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document or report that the Company is required to file with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will pay additional interest on the Notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day the Company failure to file has occurred or the Notes are not otherwise freely tradable. Further, if the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day until the restrictive legend has been removed from the Notes, the Notes are assigned an unrestricted CUSIP and the Notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.

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

During the fourth quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are not convertible at the option of the holders of the Notes during the first quarter of 2026, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the Notes. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470-10, the Company classified the carrying value of the Notes as long-term debt, net and other borrowings on the Company’s consolidated balance sheets as of December 31, 2025.

The Company recorded interest expense of approximately $15.1 million related to the Notes for the years ended December 31, 2025, 2024 and 2023, respectively.

13. Stockholders’ Equity and Stock-Based Compensation

Equity Incentive Plans

As of December 31, 2025, the Company’s approved equity incentive plans included the 2015 Equity Incentive Plan (“2015 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock, stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and dividend equivalent rights to employees, officers, directors and consultants of the Company.

The Company has certain stock option and restricted stock awards outstanding under each of its equity incentive plans but, upon adoption of the 2015 Plan, the Company no longer grants new equity awards under its 2008 and 2013 Plans. The Company adopted its 2015 Plan in June 2015 and subsequently amended the plan in April 2016, April 2017, February and April 2019, April 2021, April 2022 and April 2024, October 2024 and April 2025. The aggregate shares of common stock reserved for issuance under the 2015 Plan, as amended, is 14,930,277 shares.

Employee Stock Purchase Plan

The Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan, (the “2023 ESPP”) provides for the granting of up to 500,000 shares of the Company’s common stock to eligible employees. The 2023 ESPP allows eligible employees to contribute up to 15% of their qualifying compensation toward the semi-annual purchase of the Company’s common stock in March and September of each year, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of the stock on the last trading day of each Offering Period (as defined in the 2023 ESPP); or the first trading day of each Offering Period. The number of shares issued under the 2023 ESPP was 62,243 shares, 67,920 shares and 34,345 shares in 2025, 2024 and 2023, respectively. The Company calculates the fair value of the shares issued under the 2023 ESPP using the Black-Scholes model at the commencement of an Offering Period in March and September of each year and the related expense is recorded over the Offering Period.

Stock-Based Compensation Expense

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense recognized in the consolidated statements of operations is summarized below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of goods sold	$14,116	$12,670	$9,126
Sales and marketing	16,557	13,899	9,500
General and administrative	41,673	37,945	24,807
Research and development	13,217	11,879	7,074
Total stock-based compensation expense	$85,563	$76,393	$50,507

Stock Options

Stock option awards under the 2015 Plan are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Stock option awards generally vest over three years; however, there are certain stock option awards with a vesting period of one year that are granted to certain employees and members of the Board. All option awards have a ten-year contractual term.

A summary of stock option activity for 2025 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Total	Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($)
Balance at January 1, 2025	1,216,746	$60.92	—	—
Options granted	566,899	$86.14	—	—
Options exercised	(171,101)	$48.74	—	—
Options cancelled and forfeited	(196,516)	$83.34	—	—
Outstanding at December 31, 2025	1,416,028	$69.37	—	—
Vested and expected to vest at December 31, 2025	1,378,843	$69.07	7.5	10,759,578
Exercisable at December 31, 2025	622,283	$57.29	5.9	8,863,264

The table below summarizes the key weighted-average assumptions used in valuing stock options granted:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	57.2%	55.4%	56.1%
Risk-free interest rate	4.1%	4.2%	4.0%
Expected life (in years)	5.9	6.0	6.0
Expected dividend yield	—	—	—

During the years ended December 31, 2025, 2024 and 2023, 171,101, 209,657 and 214,619 options were exercised having aggregate intrinsic values of $7.1 million, $12.1 million and $12.9 million, respectively. The weighted average grant-date fair value of stock options granted was $49.19, $39.26 and $43.18 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $24.1 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

A summary of RSU activity for 2025 is presented below:

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

		Weighted-
		Average Grant
		Date Fair Value Per
	Shares	Share
Nonvested balance at January 1, 2025	1,271,850	$69.81
Granted	824,105	$84.92
Vested	(622,533)	$69.92
Forfeited	(232,485)	$78.89
Nonvested balance at December 31, 2025	1,240,937	$78.70

RSUs generally vest over three years; however, there are certain RSUs with a vesting period of one year that are granted to certain employees and members of the Board. As of December 31, 2025, there was $65.1 million of unrecognized compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

The weighted average grant-date fair value for RSUs granted during the fiscal years ended December 31, 2025, 2024 and 2023 was $84.92, $70.56 and $74.38 per share, respectively. The total fair value of restricted stock vested in fiscal years 2025, 2024 and 2023 was $43.5 million, $42.5 million and $18.3 million, respectively.

Total Stockholder Return Restricted Stock Awards

During the years ended December 31, 2025, 2024 and 2023, the Company granted total stockholder return (“TSR”) awards that include a three-year market condition where the performance measurement period is three years. Vesting of the TSR awards is based on the Company’s level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period and is also subject to the continued employment of the grantees. The number of shares that are earned over the performance period ranges from 0% to 200% of the initial award. The fair value of these awards is based on a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	57.5%	57.4%	52.8%
Risk-free interest rate	4.0%	4.3%	4.6%
Expected life (in years)	2.8	2.8	2.8
Expected dividend yield	—	—	—

A summary of TSR award activity for 2025 is presented below:

		Weighted-
		Average Grant
		Date Fair Value Per
	Shares	Share
Nonvested balance at January 1, 2025	684,684	$109.38
Granted	394,732	$163.50
Vested	(368,714)	$98.11
Forfeited	(151,302)	$135.47
Nonvested balance at December 31, 2025	559,400	$128.13

As of December 31, 2025, there was $26.9 million of unrecognized compensation expense related to outstanding performance restricted stock which is expected to be recognized over a weighted-average period of 1.8 years.

The weighted average grant-date fair value for TSR awards granted during the fiscal years ended December 31, 2025, 2024 and 2023 was $163.50, $105.87 and $127.75 per share, respectively. The total fair value of TSR awards vested in fiscal years 2025, 2024 and 2023 was $36.2 million, $33.6 million and $8.2 million, respectively.

Modification of equity awards

In the fourth quarter of 2024, the Company reviewed its current capabilities and skillsets and began implementing organizational changes deemed necessary to best position the Company to execute on its long-term strategy. These changes included transitioning approximately 75 employees out of the Company. In connection with these changes, the Company approved equity modifications that allowed grants of stock options and RSUs issued to those impacted by this event to continue to vest in 2024 and 2025 with any unvested stock option and RSU grants as of December 31, 2025 to be cancelled. TSR awards

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

granted to these individuals will continue to vest on their original vesting schedule but any shares issued will be issued in a pro-rated amount based on the time served during the performance period. The incremental stock-based compensation expense resulting from these modifications recognized in 2024 was $2.7 million. Total costs related to these organizational changes were approximately $12.1 million.

Common Stock Repurchases

On July 31, 2025, the Board authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized in November 2024 to repurchase up to $250.0 million of shares of the Company’s common stock (the “2024 Program”), including the remaining unused amounts under the 2024 Program, so there could be no additional repurchases under the 2024 Program subsequent to July 31, 2025. During 2025, the Company repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program for an average stock price of $79.37. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program.

14. Leases

The Company entered into an operating lease agreement in February 2022 to lease office space in Bedford, Massachusetts (“Existing Premises”), under a lease agreement expiring in June 2031 (the “Existing Premises Lease”), and on May 4, 2023, the Company modified the Existing Premises Lease. The lease modification includes a lease of additional office and laboratory space at the Bedford location (the “Additional Premises”) for a term of 15 years and 4 months and extends the term of the lease for the Existing Premises to be coterminous with the term of the lease for the Additional Premises. On October 7, 2024, the Company executed a second amendment to the Existing Premises Lease for additional space resulting in one additional operating lease, and as of December 31, 2025, this additional operating lease has not yet commenced. On February 14, 2025, the Company executed a third amendment to the Existing Premises Lease which included finalizing the conversion of the rent schedule from gross to triple net, resulting in a reduction of the Existing Premises Lease ROU asset and lease liability by $5.8 million. The future lease payments for this lease are approximately $17.0 million. The lease is expected to commence in 2026 and has a noncancellable lease term of 13.3 years.

On March 1, 2024, the Company transferred the sublease and completed the asset sale of the Somerset Facility. See Note 7, “Property, Plan and Equipment, Net” to these consolidated financial statements for further discussion on the sublease transfer.

Operating and finance lease assets and liabilities are as follows:

(in thousands)	Classification	December 31, 2025	December 31, 2024
Assets
Operating	Other long-term assets	$30,975	$36,083
Finance	Property, plant and equipment, net	1,260	1,564
Total leased assets		$32,235	$37,647
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$3,804	$1,867
Finance	Current portion of long-term debt and other borrowings	738	974
Noncurrent
Operating	Other long-term liabilities	50,016	53,185
Finance	Long-term debt and other borrowings, net of current portion	511	671
Total leased liabilities		$55,069	$56,697

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$6,138	$6,391	$4,627
Finance lease expense
Amortization of ROU assets	1,103	962	795
Interest on lease liabilities	85	96	81
Total lease expense	$7,326	$7,449	$5,503

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Other information related to leases is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	11.2	13.1
Finance leases	1.8	1.9
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	5.5%	6.0%

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,289	$4,540
Operating cash flows from finance leases	$85	$96
Financing cash flows from finance leases	$1,106	$318

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$7,163	$782
2027	8,565	424
2028	7,986	100
2029	7,205	—
2030	6,544	—
Thereafter	48,686	—
Total future minimum lease payments	86,149	1,306
Less: interest	32,330	57
Total	$53,819	$1,249

15. Other Assets

Other assets are comprised of the following:

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$20,750	$15,406
Other current assets	650	953
Total other current assets	$21,400	$16,359

ROU asset (Note 14)	$30,975	$36,083
Other long-term assets	19,069	8,154
Total other long-term assets	$50,044	$44,237

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Net Income Per Common Share

A summary of net income per common share is presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income	$233,559	$312,442	$326,661

Basic weighted-average common shares outstanding	67,489	69,199	68,266
Effect of dilutive stock options	175	277	346
Effect of dilutive restricted stock	779	1,433	1,428
Effect of convertible notes	—	742	199
Diluted weighted-average common shares outstanding	68,443	71,651	70,239
Net income per common share:
Basic	$3.46	$4.52	$4.79
Diluted	$3.41	$4.36	$4.65

Antidilutive securities excluded from diluted net income per common share	1,552	891	421

Impact of the Convertible Notes

The Company considers shares issuable upon conversion of the Notes to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company considers the Notes to be participating securities through the two-class method. Per the terms of the indenture governing the Notes, the Company determined that if a cash dividend is paid that is greater than the stock price at the time such dividend is declared, the holders of the Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic income attributable to common shareholders is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the years ended December 31, 2025, 2024, and 2023, no such dividend was declared, and the Company’s earnings per share did not exceed its share price. The Company is required to settle the principal amount of the Notes in cash upon conversion, and convertibility of the Notes is dependent upon the Company’s share price. Therefore, the Company used the if-converted method for calculating the dilutive effect of the conversion option on diluted net income per share. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company’s Common Stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 12, “Long-Term Debt and Other Borrowings, Net of Current Portion” to these consolidated financial statements for further discussion on the Notes.

17. Commitments and Contingencies

Purchase Commitments

The Company has entered into purchasing arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

As of December 31, 2025, future payments required under purchase commitments are as follows:

(in thousands)	Amount
2026	$14,780
2027	8,694
2028	—
2029	—
2030 and thereafter	—
Total	$23,474

The Company has entered into agreements which contain certain percentage volume purchase requirements. The Company has excluded these future purchase commitments from the table above since there are no minimum purchase commitments or payments under these agreements.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

License Agreements

The Company has entered into license agreements in which fixed payments have been committed to be paid on an annual basis.

As of December 31, 2025, no future fixed payments are required under license agreements. The Company may be required to pay approximately $4.9 billion in contingent payments under the Company’s license agreements. These contingent payments include potential milestone or contractual payment obligations contingent upon the achievement or occurrence of future milestones or events and the amounts and timing of such potential obligations are unknown or uncertain.

Legal Proceedings

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. In addition, the Company has in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which expose it to greater risks associated with litigation, regulatory or other proceedings, as a result of which the Company could be required to pay significant fines or penalties. The costs and outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our Abbreviated New Drug Application and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. In December 2025, the court conducted its trial. As of the date of this Form 10-K, the Company is currently waiting for the court to issue its decision. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

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

On September 9, 2025, an alleged stockholder initiated a putative securities class action against the Company in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of the Company’s named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. Under the operative scheduling order in the case, the lead plaintiff may file an amended complaint by March 13, 2026. Additionally, on December 17, 2025, another alleged stockholder of the Company filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of the Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. Because the outcome of litigation is uncertain, the Company cannot predict how or when these matters will ultimately be resolved.

As of December 31, 2025, the Company was not a party to any other material ongoing legal proceedings and has determined that the aforementioned matters are not expected to have a material adverse effect on its business or consolidated financial results.

Progenics

In connection with Lantheus Medical’s acquisition of Progenics in 2020, Lantheus Holdings issued 26,844,877 shares of Lantheus Holdings common stock and 86,630,633 contingent value rights (each a “CVR”) tied to the financial performance of PYLARIFY, to former Progenics stockholders and option holders. The Company remitted its final aggregate payment obligation under and in full satisfaction of the CVRs in May 2023.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Benefit Plans

Defined Contribution Plan

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

Expense recognized by the Company for matching contributions made to the 401(k) Plan was $9.8 million, $5.8 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, assets and liabilities held by the Trust were $1.1 million and $0.9 million, respectively, and were included in other long-term assets, accrued expenses and other current and long-term liabilities in the Company’s consolidated balance sheets. There were no assets and liabilities held by the Trust as of December 31, 2024. Changes in the value of the LDCP assets and liabilities are charged to investment in equity securities - unrealized loss and to general and administrative expenses, respectively, in the Company’s consolidated statements of operations and were de minimis in 2025.

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

As consideration for the Evergreen Merger, the Company remitted an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Evergreen Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Merger, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per terms of the merger agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s consolidated statements of operations in 2025.

In the event of achievement of specified milestones, the Company would be required to pay up to an additional $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

contingent consideration, the fair value of which is determined using a Monte-Carlo simulation for sales milestones and a probability-weighted DCF approach for development and commercialization milestones. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s consolidated balance sheets at December 31, 2025.

The acquisition date fair value of the consideration transferred in the Evergreen Merger consisted of the following (in thousands):

(in thousands)
Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

The Evergreen Merger was accounted for as an acquisition of a business under ASC 805, “Business Combinations (“ASC 805”),” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and relies on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s consolidated statements of operations.

As of December 31, 2025, the purchase accounting for the Evergreen Merger has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$8,065
Accounts receivable, other(1)	2,758
Prepaid expenses and other current assets	459
Property, plant and equipment, net	16,711
Intangibles(2)	215,000
Deferred tax assets	18,112
Other long-term assets	1,424
Total identifiable assets acquired	262,529
Liabilities assumed:
Accounts payable	(1,964)
Accrued expenses and other current liabilities	(754)
Deferred tax liabilities	(55,718)
Other long-term liabilities	(848)
Total liabilities assumed	(59,284)
Net assets acquired	$203,245
Purchase consideration	$319,466
Goodwill(3)	$116,221
(1)
The value approximates the gross contractual amount of accounts receivables. The contractual amount not expected to be collected is immaterial.
(2)
Intangible assets acquired consisted of IPR&D. The estimated fair values of the IPR&D assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 11.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $28.0 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees in 2025. These costs are recorded in operating expenses in the consolidated statements of operations.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

The results of operations attributable to the Evergreen Merger for 2025 were not material. Pro forma information has not been included as this acquisition did not have a material impact on the Company’s consolidated statements of operations in 2025.

Life Molecular Imaging Limited.

On July 21, 2025, Lantheus Radiopharm UK acquired the entire issued share capital of Life Molecular pursuant to the LMI Purchase Agreement with Life Medical, Life Healthcare Group Holdings Limited and Lantheus Medical as Lantheus Radiopharm UK’s guarantor (such acquisition, the “LMI Acquisition”). Life Molecular possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, R&D capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan. As consideration for the LMI Acquisition, the Company remitted an upfront payment of $355.2 million in cash to Life Medical. In November 2025, the Company received a $2.3 million working capital settlement from Life Medical.

In connection with the LMI Acquisition, the Company could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments as a percentage of and upon achievement of specified net sales thresholds, respectively, of Neuraceq and other pipeline assets. Additionally, the Company assumed a contingent consideration liability owed to Piramal (see Note 4, “Fair Value of Financial Instruments”), which is excluded from purchase consideration.

The potential remaining earn-out and milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation in a risk-neutral framework. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s consolidated balance sheets at December 31, 2025.

The acquisition date fair value of the provisional consideration transferred in the LMI Acquisition consisted of the following:

(in thousands)	Preliminary Estimate	Measurement Period Adjustment	Final
Cash consideration	$355,204	$(2,278)	$352,926
Fair value of contingent consideration	27,000	—	27,000
Total purchase consideration	$382,204	$(2,278)	$379,926

The LMI Acquisition was accounted for as an acquisition of a business under ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s consolidated statements of operations.

As of December 31, 2025, the purchase accounting for the LMI Acquisition has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides tax implications of the purchase price allocation, the final allocation may result in additional

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

changes to other assets and liabilities. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$46,193
Accounts receivable, other(1)	25,123
Inventory	1,125
Prepaid expenses and other current assets	1,974
Property, plant and equipment, net	4,979
Intangibles(2)	394,000
Deferred tax assets	15,993
Other long-term assets	11,506
Total identifiable assets acquired	$500,893
Liabilities assumed:
Accounts payable	$(5,715)
Accrued expenses and other current liabilities	(25,964)
Deferred tax liabilities	(72,570)
Other long-term liabilities	(79,904)
Total liabilities assumed	(184,153)
Net assets acquired	$316,740
Purchase consideration	$379,926
Goodwill(3)	$63,186

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
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Life Molecular’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $63.2 million recognized in connection with the Life Molecular Merger is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $36.7 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees in 2025. These costs are recorded in operating expenses in the consolidated statements of operations.

The results of operations attributable to the LMI Acquisition for 2025 were not material. Pro forma information has not been included as this acquisition did not have a material impact on the Company’s consolidated statements of operations in 2025.

Acquisition of Assets

Exclusive License for PNT2003 & PNT2002

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

Under the terms of the PNT2003 License Agreement, the Company paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $10.0 million, and could pay up to an additional $34.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003.

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

Additionally, the Company will pay POINT royalties on net sales, beyond certain financial thresholds and subject to conditions, of 15% for PNT2003 and 20% for PNT2002. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $260.0 million was recognized in research and development expenses during the year ended December 31, 2022.

MK-6240

On February 6, 2023, the Company acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, a registrational stage F-18-labeled PET imaging agent that targets tau tangles in Alzheimer’s disease. The Company determined that upon review of its acquisition of Cerveau, the transaction did not meet the definition of a business combination and is therefore treated as an asset acquisition.

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

Strategic Agreements with Perspective Therapeutics, Inc.

On January 8, 2024, the Company entered into an agreement with Perspective to participate in the next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company also purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company’s ownership has been further diluted since the original investment was made. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective based on its level of ownership of Perspective and because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective.

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
•
A right to co-fund the investigational new drug (“IND”) application enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin releasing peptide receptor and, prior to IND application filing, a right to negotiate for an exclusive license to such candidates.
•
A right of first offer and last look protections for any third party merger and acquisition transactions involving Perspective for a twelve-month period.

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

None of these options and rights have been exercised as of December 31, 2025.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $28.0 million was recognized in R&D expenses during the first quarter of 2024.

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

Radiopharm Theranostics Limited

On June 15, 2024, the Company entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted radiotherapeutic and to a Trophoblast cell surface antigen-2 (“TROP2”)-targeted radiodiagnostic. LRRC15, which is also known as LNTH-2403, is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the U.S. Food and Drug Administration (“FDA”) for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate, which is also known as LNTH-2404, is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.

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

During the third quarter of 2024, the Company purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”), for an aggregate purchase price of approximately $5.0 million. During 2025, the Company purchased an aggregate additional 388,333,333 Radiopharm Shares for an aggregate purchase price of approximately $10.0 million. The Company does not have the ability to exercise significant influence over operating and financial policies of Radiopharm based on its ownership and because there is no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Radiopharm. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Radiopharm.

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

RM2 Asset Purchase

On July 3, 2024, the Company acquired from Life Molecular the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

177Lu-DOTA-RM2 and 68Ga-DOTA-RM2, for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between the Company and Life Molecular, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). Pursuant to the RM2 Sublicense Agreement, the Company has incurred €10.0 million in milestones achievements related to regulatory activities, and could have paid up to an additional €127.5 million in regulatory and development milestone payments upon achievement of clinical trial thresholds and approvals in different regions, up to €280 million in net sales milestones if products were commercialized and met certain sales thresholds, and royalties on net sales of RM2.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $11.2 million in 2025 and $36.0 million in the third quarter of 2024 were recognized in R&D expenses related to the RM2 Asset Purchase.

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

Significant segment expenses reviewed by the CODM on a monthly basis include sales and marketing, general and administrative and R&D expenses as reported in the Company’s consolidated statements of operations. However, the CODM reviews R&D expenses in more detail for certain expenses related to the Company’s development of new products and clinical programs. The approximate disaggregated amounts that comprise R&D expenses regularly reviewed by the CODM are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Program third-party research and development expenses	$42,158	$31,957	$8,332
Other research and development expenses(1)	135,150	136,141	69,375
Total research and development expenses	$177,308	$168,098	$77,707

(1)
Other R&D expenses consist of all other R&D costs incurred for the benefit of multiple R&D programs, including legal, employee costs, depreciation, information technology, other facility-bases expenses and other third-party costs.

Geographic Information

See Note 3, “Revenue from Contracts with Customers” for a disaggregation of revenue by geographic region. Long-lived assets by geographic region, which are based on asset location, are not presented because it is impracticable to do so.

21. Subsequent Events

Sale of SPECT Business

On January 1, 2026, the Company completed the sale of its SPECT business to SHINE, a wholly-owned subsidiary of Illuminated Holdings, Inc. The Company is entitled to receive total consideration of up to $155.0 million, consisting of cash, a convertible installment note, a term note and contingent earnout payments. Under the terms of the definitive agreement, SHINE acquired the assets and liabilities associated with the SPECT business, including its approved products (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactured the SPECT products and the SPECT-related Canadian operations. The Company expects to recognize a gain on sale of its SPECT

Lantheus Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

business in the first quarter of 2026. See Note 8, “Assets and Liabilities Held for Sale” for more information on the sale of the Company’s SPECT business.

Strategic Program

On February 19, 2026, the Board approved a strategic program to simplify and streamline the Company’s operations so it can focus mainly on its radiodiagnostic business and pursue value-maximizing alternatives for its radiotherapeutic assets. As a result of the program, the Company expects to incur charges in 2026. The Company is unable to quantify the amount of such charges at this time.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of our internal control over financial reporting related to the two businesses we acquired during the year ended December 31, 2025, as disclosed in Note 19, “Acquisitions,” to our consolidated financial statements and which we determined were not material to our consolidated financial statements as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended December 31, 2025, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lantheus Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lantheus Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment of the effectiveness of internal control over financial reporting related to the statutory merger of Evergreen Theragnostics, Inc. (“Evergreen Merger”) and the acquisition of Life Molecular Imaging Limited (“LMI Acquisition”), which were acquired during the year ended December 31, 2025 as disclosed in Note 19, “Acquisitions” to the consolidated financial statements and management determined were not material to the consolidated financial statements as of December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting associated with the Evergreen Merger or LMI Acquisition.

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

February 26, 2026

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the geopolitical environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B. Other Information

On December 2, 2025, Samuel R. Leno, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 14,307 shares of our common stock between March 4, 2026 and March 13, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of conduct and ethics (our “Code of Conduct”) for all of our employees, including our CEO, CFO and other senior financial officers, or persons performing similar functions, and each of the non-employee directors on our Board. Our Code of Conduct is currently available on our website, www.lantheus.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K (“Form 10-K”). We intend to provide any required disclosure of any amendment to or waiver from such code that applies to our CEO, CFO and other senior financial officers, or persons performing similar functions, in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”).

We have adopted a Policy on Insider Trading and Communications with the Public (the “Insider Trading Policy”) that governs the purchase, sale and other dispositions of our securities by directors, officers, employees, and designated individuals. The Insider Trading Policy is designed to ensure full compliance with all applicable insider trading laws, rules and regulations. A copy of this policy is incorporated by reference as Exhibit 19.1 to this Form 10-K.

The additional information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 11. Executive Compensation

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the Securities and Exchange Commission no later than 120 days after the close of our year ended December 31, 2025.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
2.1††#	Agreement and Plan of Merger, dated as of January 27, 2025, by and among Lantheus Medical Imaging, Inc., Project Hazel Merger Sub, Inc., Evergreen Theragnostics, Inc., Shareholder Representative Services LLC and, for purposes of Section 11.2 only, Lantheus Holdings, Inc.	8-K	001-36569	2.1	January 28, 2025
3.1	Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	April 27, 2018
3.2	Amended and Restated Bylaws of Lantheus Holdings, Inc.	8-K	001-36569	3.2	May 5, 2025
4.1	Common Stock Certificate.	8-K	001-36569	4.1	June 30, 2015
4.2*	Description of Registrant’s Securities
4.3	Indenture, dated as of December 8, 2022, between Lantheus Holdings, Inc., as Issuer, Lantheus Medical Imaging, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-36569	4.1	December 8, 2022
10.1+	2015 Equity Incentive Plan of Lantheus Holdings, Inc.	S-8	333-205211	4.1	June 26, 2015
10.2+	Form of 2015 Restricted Stock Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.38	June 24, 2015
10.3+	Form of 2015 Option Award Agreement of Lantheus Holdings, Inc.	S-1	333-196998	10.39	June 24, 2015
10.4+	Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan.	8-K	001-36569	10.1	April 28, 2016
10.5+	Second Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 28, 2017
10.6+	Form of Severance Agreement (executives with existing employment agreements).	10-K	001-36569	10.70	February 20, 2019
10.7+	Form of Severance Agreement (executives without existing employment agreements).	10-K	001-36569	10.71	February 20, 2019
10.8+	Third Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	April 30, 2019
10.9+	Fourth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.2	July 25, 2019
10.10+	Lantheus Holdings, Inc. 2005 Stock Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2005 Stock Incentive Plan).	S-8	333-239491	4.4	June 26, 2020
10.11+	Lantheus Holdings, Inc. 2018 Performance Incentive Plan (f/k/a Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan).	S-8	333-239491	4.5	June 26, 2020
10.12	Lease, dated December 31, 2015, between the Registrant and WTC TOWER 1 LLC.	8-K	000-23143	10.46 (21)	January 5, 2016
10.13+	Fifth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 29, 2021
10.14††	Manufacturing and Supply Agreement, effective as of February 23, 2022, by and between Lantheus Medical Imaging, Inc. and Jubilant HollisterStier LLC.	10-Q	001-36569	10.1	April 29, 2022
10.15	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.2	April 29, 2022
10.16	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.3	April 29, 2022
10.17	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc.	10-Q	001-36569	10.4	April 29, 2022
10.18	Sixth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	May 2, 2022
10.19††	License and Collaboration Agreement, dated as of November 11, 2022, by and between Point Biopharma, Inc., and Lantheus Two, LLC.	8-K	000-36569	10.1	November 14, 2022
10.20	Credit Agreement dated as of December 2, 2022 by and among Citizens Bank, N.A., as administrative agent and collateral agent, each of the lenders from time to time party thereto, Lantheus Medical Imaging, Inc., as borrower, and Lantheus Holdings, Inc.	8-K	001-36569	10.1	December 5, 2022
10.21+	Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan	8-K	001-36569	10.1	May 1, 2023
10.22††	Office Lease by and between Lantheus Medical and 201 Burlington Road Owner, LLC dated February 14, 2022 (the “Lease”); as amended by the First Amendment To Lease dated May 4, 2023	10-Q	001-36569	10.1	August 3, 2023
10.23	First Amendment to License and Collaboration Agreement (PNT-2002), dated as of January 31, 2024, by and between POINT Biopharma, Inc. and Lantheus Two, LLC and Lantheus Medical Imaging, Inc.	10-Q	001-36569	10.1	May 2, 2024
10.24	Seventh Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	8-K	001-36569	10.1	April 29, 2024
10.25††	Second Amendment to Lease dated as of October 3, 2024	10-K	001-36569	10.32	February 26, 2025
10.26	Eighth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	November 6, 2024
10.27	First Amendment to Credit Agreement, dated December 19, 2024, among Lantheus Medical Imaging Inc., Lantheus Holdings, Inc., the lenders and other parties party thereto and Citizens Bank N.A., as administrative and collateral agent	8-K	001-36569	10.1	December 23, 2024

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.28+	Form of Indemnification Agreement	10-K	001-36569	10.35	February 26, 2025
10.29+	Nonqualified Deferred Compensation Plan	10-K	001-36569	10.36	February 26, 2025
10.30††	Sale and Purchase Agreement, dated as of January 12, 2025, by and among Life Medical Group Limited and Life Healthcare Group Holdings Limited and Lantheus Radiopharmaceuticals UK Limited and Lantheus Medical Imaging Inc.	10-K	001-36569	10.37	February 26, 2025
10.31	Third Amendment to Lease dated as of February 14, 2025, by and between Lantheus Medical and 201 Burlington Road Owner, LLC	10-Q	001-36569	10.1	May 7, 2025
10.32+	Ninth Amendment to Lantheus Holdings, Inc. 2015 Equity Incentive Plan	10-Q	001-36569	10.1	August 6, 2025
10.33#	Deed of Amendment and Restatement Relating to a Sale and Purchase Agreement entered into July 21, 2025, by and among Life Medical Group Limited and Life Healthcare Group Holdings Limited and Lantheus	10-Q	001-36569	10.1	November 6, 2025
10.34+*	Consulting Agreement, effective as of November 6, 2025, by and between Brian Markison and Lantheus Medical Imaging Inc.
10.35+*	Retirement and Separation Agreement, effective as of November 6, 2025, by and between Brian Markison and Lantheus Medical Imaging Inc.
10.36+*	Employment Agreement, effective November 7, 2025, by and between Lantheus Medical Imaging, Inc. and Mary Anne Heino
19.1	Policy on Insider Trading and Communications with the Public	10-K	001-36569	19.1	February 26, 2025
21.1*	Subsidiaries of Lantheus Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
97.1	Amended and Restated Executive Compensation Clawback Policy	10-K	001-36569	97.1	February 26, 2025
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LANTHEUS HOLDINGS, INC.

By:	/S/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer and Chairperson of the Board
Date:	February 26, 2026

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

Signature	Title	Date

/S/ MARY ANNE HEINO	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	February 26, 2026
Mary Anne Heino

/S/ ROBERT J. MARSHALL, JR.	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2026
Robert J. Marshall, Jr.

/S/ KIMBERLY BROWN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Kimberly Brown

/S/ MINNIE BAYLOR-HENRY	Director	February 26, 2026
Minnie Baylor-Henry

/S/ GÉRARD BER	Director	February 26, 2026
Gérard Ber

/S/ JULIE EASTLAND	Director	February 26, 2026
Julie Eastland

/S/ SAMUEL R. LENO	Director	February 26, 2026
Samuel R. Leno

/S/ HEINZ MÄUSLI	Director	February 26, 2026
Heinz Mäusli

/S/ JULIE H. MCHUGH	Director	February 26, 2026
Julie H. McHugh

/S/ DR. PHUONG KHANH MORROW	Director	February 26, 2026
Dr. Phuong Khanh Morrow

/S/ GARY J. PRUDEN	Director	February 26, 2026
Gary J. Pruden

/S/ DR. JAMES H. THRALL	Director	February 26, 2026
Dr. James H. Thrall