Form 10-Q
period 2026-03-31
Lantheus Holdings, Inc.
filed 2026-05-07
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 65,106,082 shares of common stock, $0.01 par value, outstanding as of May 1, 2026.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$498,582	$359,121
Accounts receivable, net	355,666	358,640
Inventory, net	61,339	64,674
Income tax receivable	1,487	15,387
Other current assets	25,214	21,400
Assets held for sale	—	80,742
Total current assets	942,288	899,964
Investment in equity securities	58,312	42,213
Long-term notes receivable	92,103	—
Property, plant and equipment, net	157,563	163,686
Intangibles, net	706,058	722,779
Goodwill	239,399	239,517
Deferred tax assets, net	89,122	109,196
Other long-term assets	61,742	50,044
Total assets	$2,346,587	$2,227,399
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$803	$738
Accounts payable	45,875	42,906
Accrued expenses and other current liabilities	286,488	267,307
Liabilities held for sale	—	22,468
Total current liabilities	333,166	333,419
Asset retirement obligations	139	138
Long-term debt and other borrowings, net of current portion	569,604	568,678
Long-term deferred tax liabilities	53,508	54,246
Long-term contingent consideration liabilities, net of current portion	72,647	73,255
Other long-term liabilities	105,235	107,866
Total liabilities	1,134,299	1,137,602
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 72,315 and 71,827 shares issued; 65,074 and 64,586 shares outstanding at March 31, 2026, and December 31, 2025, respectively)	723	718
Additional paid-in capital	892,949	888,320
Treasury stock at cost; 7,241 shares at March 31, 2026 and December 31, 2025, respectively	(477,438)	(477,438)
Retained earnings	797,921	679,504
Accumulated other comprehensive loss	(1,867)	(1,307)
Total stockholders’ equity	1,212,288	1,089,797
Total liabilities and stockholders’ equity	$2,346,587	$2,227,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$377,333	$372,764
Cost of goods sold	146,411	135,064
Gross profit	230,922	237,700
Operating expenses
Sales and marketing	52,684	42,503
General and administrative	57,533	56,816
Research and development	39,379	36,314
Total operating expenses	149,596	135,633
Operating income	81,326	102,067
Interest expense	4,864	4,804
Investment in equity securities - unrealized (gain) loss	(14,905)	14,862
Gain on sale of business, net of transaction costs	(59,328)	—
Other income, net	(5,710)	(14,128)
Income before income taxes	156,405	96,529
Income tax expense	37,988	23,584
Net income	$118,417	$72,945
Net income per common share:
Basic	$1.83	$1.06
Diluted	$1.80	$1.02
Weighted average common shares outstanding:
Basic	64,736	68,675
Diluted	65,772	71,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$118,417	$72,945
Other comprehensive income (loss):
Foreign currency translation	(560)	(143)
Comprehensive income	$117,857	$72,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2026
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2026	71,827	$718	7,241	$(477,438)	$888,320	$679,504	$(1,307)	$1,089,797
Net income	—	—	—	—	—	118,417	—	118,417
Other comprehensive loss	—	—	—	—	—	—	(560)	(560)
Stock option exercises and employee stock plan purchases	91	1	—	—	4,287	—	—	4,288
Vesting of restricted stock units	604	6	—	—	(6)	—	—	0
Shares withheld to cover taxes	(207)	(2)	—	—	(15,693)	—	—	(15,695)
Stock-based compensation	—	—	—	—	16,041	—	—	16,041
Balance at March 31, 2026	72,315	$723	7,241	$(477,438)	$892,949	$797,921	$(1,867)	$1,212,288

	Three Months Ended March 31, 2025
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance at March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$118,417	$72,945
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	22,683	13,626
Adjustment to the fair value of asset retirement obligation	—	(4,727)
Amortization of debt-related costs	1,115	1,115
Change in fair value of contingent assets and liabilities	(358)	—
Inventory adjustments	1,537	(1,378)
Stock-based compensation	16,041	21,198
Unrealized (gain) loss on investment in equity securities	(14,905)	14,862
Charges incurred pursuant to acquired in-process research and development	—	5,413
Deferred taxes	19,327	1,351
Long-term income tax payable and other long-term liabilities	84	639
Gain on sale of business, net of transaction costs	(59,328)	—
Other	(2,317)	822
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(2,232)	(26,363)
Inventory	2,113	278
Other current and noncurrent assets	(244)	(528)
Accounts payable	190	4,982
Accrued expenses and other current and noncurrent liabilities	23,004	3,328
Net cash provided by operating activities	125,127	107,563
Cash flows from investing activities:
Capital expenditures	(3,226)	(8,718)
Proceeds from sale of business, net of transaction costs	24,212	—
Proceeds from sale of assets	5,000	—
Deposit for acquisition of a business	—	(50,000)
Purchases of investment in equity securities	—	(5,000)
Net cash provided by (used in) investing activities	25,986	(63,718)
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(216)	(402)
Proceeds from stock option exercises	1,697	3,886
Proceeds from employee stock purchase plan	2,591	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(15,695)	(23,686)
Proceeds from issuance of common stock	—	1,983
Net cash used in financing activities	(11,623)	(18,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	102
Net increase in cash, cash equivalents and restricted cash	139,468	25,728
Cash, cash equivalents and restricted cash, beginning of period	360,826	914,486
Cash, cash equivalents and restricted cash, end of period	$500,294	$940,214

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$498,582	$938,533
Restricted cash included in other long-term assets	1,712	1,681
Cash, cash equivalents and restricted cash at end of period	$500,294	$940,214

	Three Months Ended March 31,
	2026	2025
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$2,036	$5,855
Modification of lease agreement	$1,939	$5,789
Receipt of notes related to sale of business	$94,000	$—
Contingent consideration assets related to sale of business	$6,500	$—
Right-of-use asset obtained in exchange for operating lease obligation	$4,822	$—
Right-of-use asset obtained in exchange for finance lease obligation	$316	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Lantheus Alpha” and “Meilleur” refer to Aphelion LLC, Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Progenics,” “Evergreen,” “Lantheus Radiopharm UK”, and “Lantheus Switzerland,” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Progenics Pharmaceuticals, Inc.; Evergreen Theragnostics, Inc.; Lantheus Radiopharmaceuticals UK Limited and Lantheus Switzerland GmbH, respectively, each a wholly-owned subsidiary of Lantheus Medical, references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics, and references to “Lantheus Biosciences” refer to Lantheus Biosciences Ltd. (or to Life Molecular Imaging Limited prior to the Company’s acquisition of it in July 2025 and a name change in February 2026), a wholly-owned subsidiary of Lantheus Radiopharm UK.

Solely for convenience, the Company refers to trademarks, service marks and trade names in this Quarterly Report on Form 10-Q (“Form 10-Q”) without the TM, SM and ® symbols. Those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks, service marks and trade names. Each trademark, service mark or trade name of any other company appearing in this Form 10-Q, is, to the Company’s knowledge, owned by that other company.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 filed with the Securities Exchange Commission (“SEC”) on February 26, 2026.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”).

Accounting Pronouncements Adopted During the Period

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue Recognition.” ASU 2025-05 requires an entity to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of expected credit losses for the Company’s current accounts and notes receivables. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures during the first quarter of 2026.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company prospectively adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements during the first quarter of 2026, as the Company has not entered into any exchange-related settlements, modifications, or inducement transactions related to its 2.625% Convertible Senior Notes due December 2027. However, the Company will utilize this guidance for any future induced conversions or extinguishments of these notes.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establishes a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The requirements of ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (for the Company’s Form 10-Q for the three months ending March 31, 2028). The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements and related disclosures.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue by source as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Major Products /Service Lines
Product revenue, net(1)	$369,849	$366,918
License and royalty revenues	7,484	5,846
Total revenues	$377,333	$372,764

(1)
The Company’s product revenue includes PYLARIFY, Neuraceq, DEFINITY, and prior to January 1, 2026, TechneLite, among other products. TechneLite was sold in connection with the Company’s sale of its single-photon emission computerized tomography (“SPECT”) business to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. (“Illuminated”), on January 1, 2026. This category represents the delivery of physical goods. The Company applies the same revenue recognition policies and judgments for all its principal products.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to January 1, 2026, the Company classified its revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Following the Company’s sale of its SPECT business on January 1, 2026, the Company classifies its revenues into four product categories: Oncology, Neurology, Cardiology, and Strategic Partnerships and Other Revenue. The change in classification reflects the Company’s current business structure subsequent to its acquisition of two companies in 2025 and the sale of the SPECT business. The Company has presented the prior year numbers for revenues to conform with its current year presentation, including the disaggregation of revenue related to its sale of the SPECT business.

Revenue by product category on a net basis is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
PYLARIFY	$240,924	$257,654
Total oncology	240,924	257,654
Neuraceq	35,439	—
Total neurology	35,439	—
DEFINITY	84,627	79,211
Total cardiology	84,627	79,211
Strategic partnerships and other	16,343	10,747
SPECT	—	25,152
Total revenues	$377,333	$372,764

The following table presents the Company’s revenue by geographic region determined by location of customer or other party for the periods presented:

	For the Three Month Ended March 31,
(in thousands)	2026	% of Revenue	2025	% of Revenue
United States	$354,425	93.9%	$357,755	96.0%
Rest of world	22,908	6.1%	15,009	4.0%
Total revenues	$377,333	100.0%	$372,764	100.0%

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

An analysis of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	49,848
Payments or credits made during the period	(46,419)
Balance at March 31, 2026	$69,877

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table provides a roll forward of deferred revenue:

(in thousands)	Deferred Revenue
Balance at January 1, 2026	$6,984
Revenue recognized in relation to the beginning of the year contract liability balance	(1,327)
Revenue deferred	939
Balance at March 31, 2026	$6,596

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan liabilities, contingent consideration liabilities and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company recorded the contingent consideration liabilities resulting from the acquisitions of Progenics, Evergreen and Lantheus Biosciences at fair value based on inputs that are not observable in the market. Consideration received from the sale of the SPECT business on January 1, 2026 was initially measured at fair value. See Note 8, “SPECT Business” for more information about the sale of the SPECT business in the first quarter of 2026.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2026
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$290,007	$290,007	$—	$—
Investment securities	56,436	56,436	—	—
Total assets	$346,443	$346,443	$—	$—
Liabilities:
Deferred compensation plan liabilities	$1,749	$1,749	$—	$—
Contingent consideration liabilities	93,981	—	—	93,981
Total liabilities	$95,730	$1,749	$—	$93,981

		December 31, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,791	$179,791	$—	$—
Investment securities	41,087	41,087	—	—
Total assets	$220,878	$220,878	$—	$—
Liabilities:
Deferred compensation plan liabilities	$943	$943	$—	$—
Contingent consideration liabilities	94,339	—	—	94,339
Total liabilities	$95,282	$943	$—	$94,339

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are invested in corporate-owned life insurance (“COLI”) and mutual funds at March 31, 2026. The mutual funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s condensed consolidated balance sheets. See Note 16, “Benefit Plans” for more information on the LDCP.

Perspective Therapeutics Inc. Equity Securities

At March 31, 2026, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on their closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of March 31, 2026 was approximately $48.7 million based on a closing market price of $4.17 per share on March 31, 2026. The fair value of the Perspective Shares as of December 31, 2025 was approximately $32.1 million based on a closing market price of $2.75 per share on December 31, 2025. See Note 17, “Acquisitions” for further discussion of the Perspective transaction.

Radiopharm Theranostics Limited Equity Securities

The Company held 537,958,513 shares of Radiopharm common stock (“Radiopharm Shares”) as of March 31, 2026. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on their closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of March 31, 2026 was approximately $7.7 million based on the converted closing market price of approximately $0.01 per share on March 31, 2026. The fair value of the Radiopharm Shares as of December 31, 2025 was approximately $9.0 million based on the converted closing market price of approximately $0.02 per share on December 31, 2025.

See Note 17, “Acquisitions” for further discussion of the Radiopharm transaction.

Contingent Consideration Liabilities

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded in general and administrative expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. The Company estimated that the probability of successfully meeting the sales targets and commercialization milestones described above was zero, as the Company discontinued the production of AZEDRA in the first quarter of 2024 and the Company is not actively advancing 1095. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $0 at March 31, 2026 and December 31, 2025.

Evergreen Theragnostics, Inc.

Pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC governing the Company's acquisition of Evergreen in April 2025 (see Note 17, “Acquisitions”), the Company is required to pay up to $727.5 million in cash upon the achievement of specified milestones in connection with the development and commercialization of certain milestone products, as defined in the Evergreen Merger Agreement, and Octevy (also referred to as LNTH-2501), a registrational-stage positron emission tomography (“PET”) diagnostic imaging agent targeting neuroendocrine tumors. The Company records these possible payments as contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the contingent consideration liabilities associated with the sales milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the contingent consideration liability associated with the development and commercialization milestones using a probability-weighted discounted cash flow (“DCF”) approach. The most significant unobservable inputs with respect to these milestone products and Octevy, are the revenue volatility and probabilities of achieving regulatory milestones, respectively. A significant change in probability of payment of the first regulatory milestone payment for Octevy could result in a material fluctuation in the value of the contingent consideration liability.

Lantheus Biosciences Ltd.

Pursuant to the terms of the Sale and Purchase Agreement (the “LMI Purchase Agreement”) with Life Medical Group Limited (“Life Medical”) in connection with the Company’s acquisition of Lantheus Biosciences in July 2025 (see Note 17, “Acquisitions”), the Company is required to make certain earn-out and milestone payments as a percentage of and upon achievement of specified net sales thresholds, respectively, of Neuraceq and certain other imaging agents in Lantheus Bioscience’s pipeline. These contingent cash earn-out and milestone payments total up to $400.0 million.

In addition to the net sales earn-out and milestone payments, the Company also assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to an assumed contract (the “Piramal SPA”). The Company is required to make cash payments of up to $30.0 million upon the achievement of specified earnings metrics of Lantheus Biosciences, as defined in the Piramal SPA.

The Company estimated the fair value of the contingent consideration liabilities using a Monte Carlo simulation model in a risk-neutral framework, whereby the achievement of the future revenue and other specified earnings metrics associated with the contingent payments were simulated using a geometric Brownian motion model. The most significant unobservable inputs with respect to Neuraceq and other imaging

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agents in Lantheus Biosciences’s pipeline include revenue volatility and the probability of commercial success. A significant change in the revenue volatility or forecasted commercial revenue could result in a material fluctuation in the value of the contingent consideration liability.

The following table reflects the activity for the Company’s contingent consideration measured at fair value using Level 3 inputs for the three months ended March 31, 2026:

Level 3
Accrued Contingent
(in thousands)	Consideration
Balance at January 1, 2026	$94,339
Changes in fair value included in net income	(358)
Balance at March 31, 2026	$93,981

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded within operating expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities. As a result of this assessment, the Company determined the value of the contingent consideration liabilities to be $94.0 million at March 31, 2026.

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in thousands, except percent data):

	Fair Value at
Contingent Consideration Liability	March 31, 2026	December 31, 2025	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Development and commercialization milestones	$42,112	$42,378	Discounted cash flow	Payment discount rate	7.9% - 12.0%	8.1%
				Probability of payment	0.0% - 100.0%	86.4%
				Range of expected payment dates	2026 - 2037	N/A

Sales milestones	30,536	30,877	Scenario analysis	Revenue volatility	37.0% - 48.0%	46.8%
				Revenue discount rate	9.5% - 17.8%	16.9%

Assumed contingent consideration from Piramal SPA	21,333	21,084	Scenario analysis	EBITDA volatility	60.0%	60.0%
				EBITDA discount rate	21.0% - 21.0%	21.0%
Total contingent consideration liabilities	$93,981	$94,339

Consideration Received From the Sale of the SPECT Business

On January 1, 2026 as a result of the sale of the Company’s SPECT business pursuant to the Equity and Asset Purchase Agreement, by and among Lantheus Medical, Lantheus MI Canada, Inc., Lantheus EU Limited, and Illuminated, SHINE SPECT, LLC, SHINE SPECT Medical Products, Ltd., and SHINE SPECT Limited (collectively referred to as “SHINE SPECT”), dated as of May 1, 2025 (the “SHINE SPECT Agreement”), the Company received consideration consisting of cash, notes receivable that may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration, as described below.

Installment Note

The Company received a promissory note from Illuminated, with a principal amount of $70.0 million that bears no interest and has a maturity date of June 14, 2028 (the “Installment Note”). On or prior to the maturity date, the Installment Note automatically converts into shares

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of preferred stock upon a qualified financing or shares of common stock on completion of an initial public offering by Illuminated (a “SHINE IPO”) or the merger or acquisition with a special purpose acquisition company, at the conversion price. If a Non-Qualified Financing (as defined in the Installment Note) occurs prior to the maturity date, the Company has the option to convert the outstanding principal amount into shares of preferred stock at the conversion price. If a change-in-control event occurs on or prior to the maturity date, the Company has the option to either (i) settle the principal balance in cash or (ii) convert the outstanding principal amount into shares of common stock of Illuminated at the conversion price. The Company estimated the fair value of the Installment Note issued on January 1, 2026 using a probability weight discounted cash flow model. The discount upon issuance of the Installment Note is being recognized into other income, net in the Company’s condensed consolidated statements of operations for the periods in which the instrument remains outstanding. Illuminated completed a qualified financing on February 17, 2026, resulting in the conversion of the Installment Note into Series E preferred shares of Illuminated, which were issued to the Company on April 6, 2026.

Seller Note

The Company received an unsecured promissory note from SHINE SPECT (the “Seller Note”), with a principal amount of $20.0 million, an 8.0% annual interest rate payable semi-annually of which up to half can be paid in-kind, and a maturity date of the earlier of January 1, 2029 or completion of a SHINE IPO. The terms of the Seller Note are governed by a Subordination Agreement dated January 1, 2026, by and between Lantheus Medical, SHINE SPECT and other parties (the “Subordinated Agreement”). If a change in control or a material financing (in each case, as defined in the Subordinated Agreement) occurs on or prior to the maturity date, the Company has the option to receive a cash payment equal to the outstanding principal amount of the Seller Note plus accrued interest. SHINE SPECT has the option to prepay the Seller Note at any time prior to the maturity date, subject to the Subordinated Unsecured Note Agreement. The Company estimated the fair value of the Seller Note on January 1, 2026 using a discounted cash flow model, which incorporated probability scenarios that the Seller Note would be repaid prior to the maturity date. The Company recorded an immaterial derivative at issuance related to the aforementioned conditions that could result in the early settlement of the principal balance of the Seller Note. The discount on the host debt-instrument is being recognized into other income, net in the Company’s condensed consolidated statements of operations for the periods in which the Seller Note remains outstanding.

Deferred Cash Purchase Price

The Company will receive $20.0 million in cash on the earlier of (i) January 1, 2029 or (ii) a SHINE IPO (“Deferred Cash Purchase Price”). If the Deferred Cash Purchase Price is not paid by January 1, 2029, the Company will be entitled to an additional $5.0 million of cash consideration, for a total of $25.0 million in cash to be paid no later than January 1, 2030. The Company estimated the fair value of the Deferred Cash Purchase Price on January 1, 2026 using a discounted cash flow model, which incorporated probability scenarios that the Deferred Cash Purchase Price would be repaid prior to January 1, 2029. The Company recorded an immaterial derivative related to the early potential repayment of the $20.0 million principal owed to the Company. The discount upon issuance of the Deferred Cash Purchase Price is being recognized into other income, net in the Company’s condensed consolidated statements of operations for the periods in which the instrument remains outstanding.

Net Contingent Consideration

The Company may earn up to $30.0 million in a combination of cash and capital stock of Illuminated upon exceeding specified annual and cumulative revenue milestones of the SPECT business for each calendar year through December 31, 2027 (“Contingent Consideration Receivable”). The Company estimated the fair value of the Contingent Consideration Receivable on January 1, 2026 associated with the revenue annual and cumulative milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the Contingent Consideration Receivable to be $6.5 million on January 1, 2026.

A contingent consideration payable of $1.4 million for the 2025 fiscal year was payable by the Company pursuant to terms of the SHINE SPECT Agreement, and settled shortly after January 1, 2026, and was included in the computation of the net consideration received.

All components of net consideration received were measured at fair value on January 1, 2026 in computing the gain on sale of business. The fair value of total net consideration received by the Company on January 1, 2026 was approximately $130.5 million, including $31.4 million in cash, as well as other instruments as follows:

(in thousands)
Cash consideration received	$31,409
Installment Note	67,200
Seller Note	14,500
Deferred Cash Purchase Price	12,300
Net contingent consideration receivable	5,081
Total net consideration received	$130,490

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Income tax expense	$37,988	$23,584
Effective tax rate	24.3%	24.4%

The decrease in the effective income tax rate for the three months ended March 31, 2026 is primarily due to the change in valuation allowance related to the fluctuation in value of the Company’s investment in equity securities balance, partially offset by the decrease in excess tax benefits associated with the Company’s payment of stock-based compensation.

6. Inventory, Net

Inventory, net of related reserves, consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials	$25,750	$25,927
Work in process	13,282	16,335
Finished goods	22,307	22,412
Total inventory, net	$61,339	$64,674

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Land	$3,020	$3,020
Buildings	50,866	49,913
Machinery, equipment and fixtures	115,710	110,587
Computer software	55,600	55,550
Construction in progress	14,075	17,406
Total gross property, plant and equipment	239,271	236,476
Less - accumulated depreciation and amortization	(81,708)	(72,790)
Total property, plant and equipment, net	$157,563	$163,686

Depreciation and amortization expense related to property, plant and equipment, net, was $6.0 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

8. SPECT Business

Sale of SPECT Business

On January 1, 2026 (the “Disposition Date”), the Company completed the sale of its SPECT business to SHINE SPECT (the “Disposition”). Upon completion of the Disposition, the Company did not retain an equity interest in the SPECT entities sold in connection with the Disposition and concluded that it no longer held a controlling financial interest in the SPECT business. Accordingly, all previously recognized assets and liabilities of the SPECT business that were conveyed to SHINE SPECT were deconsolidated. Assets and liabilities derecognized upon the Disposition included those relating to the Company’s approved SPECT products (TechneLite, NEUROLITE, Xenon Xe-133 Gas, and Cardiolite), the portion of the North Billerica, Massachusetts campus that manufactures the SPECT products and specified assets and liabilities of the Company’s Canada-based SPECT operations. The Company has concluded that following the Disposition, SHINE SPECT and the Company are not related parties.

Consideration received from SHINE SPECT on the Disposition Date consisted of cash, the Installment Note, the Seller Note, the Deferred Cash Purchase Price and the right to certain contingent consideration. All components of consideration received were measured at fair value on the Disposition Date in computing the gain on sale of business. The fair value of total net consideration received on the Disposition Date was approximately $130.5 million. See Note 4, “Fair Value of Financial Instruments” for more information on the total net consideration received for the Disposition.

The Company recognized a gain on sale of the SPECT business, net of transaction costs of $59.3 million, which includes the Disposition Date fair value of consideration received of $130.5 million less the carrying value of the deconsolidated assets and liabilities of approximately $64.0 million and is net of transaction costs incurred and paid by the Company of $7.2 million during the first quarter of 2026. This gain on sale of business, net of transaction costs is presented within non-operating income of the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026.

Assets and Liabilities Held for Sale

As of December 31, 2025, assets and liabilities associated with the Company’s SPECT business were presented in the Company’s consolidated balance sheet as assets and liabilities held for sale since it was determined that those assets and liabilities met the criteria of held-for-sale under ASC 360, “Impairment or disposal of long-lived assets.”

The Company does not believe the sale represented a strategic shift that had a major effect on the Company's consolidated financial results and therefore did not meet the criteria for classification as discontinued operations.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the estimated carrying amounts of assets and liabilities held for sale related to the SPECT transaction as of December 31, 2025:

December 31,
(in thousands)	2025
Assets:
Accounts receivable, net	$14,261
Inventory	11,641
Other current assets	2,991
Property, plant and equipment, net	49,244
Intangible assets, net	871
Goodwill	1,734
Total assets held-for-sale	$80,742

Liabilities:
Accounts payable	3,039
Accrued expenses and other liabilities	1,976
Asset retirement obligation	17,453
Total liabilities held-for-sale	$22,468

9. Accrued Expenses, and Other Current and Long-Term Liabilities

Accrued expenses, and other current and long-term liabilities are comprised of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Compensation and benefits	$48,520	$63,244
Freight, distribution and operations	78,298	75,995
Accrued rebates and discounts	69,877	66,448
Accrued professional fees	20,109	26,511
Accrued research and development expenses	12,472	12,964
Income taxes payable	22,145	3,574
Short-term contingent consideration	11,695	3,882
Other	23,372	14,689
Total accrued expenses and other current liabilities	$286,488	$267,307

Operating lease liabilities	$55,345	$50,016
Other long-term liabilities	49,890	57,850
Total other long-term liabilities	$105,235	$107,866

10. Goodwill and Intangibles, Net

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2026:

(in thousands)	Amount
Balance at January 1, 2026	$239,517
Foreign currency translation adjustments	(118)
Balance at March 31, 2026	$239,399

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangibles, net, consisted of the following:

	March 31, 2026
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,546)	$994
Customer relationships	5	Accelerated	102,908	(92,986)	9,922
Currently marketed products	9 - 10.5	Straight-line	492,800	(95,274)	397,526
Licenses	13 - 16	Straight-line	22,233	(14,408)	7,825
Developed technology	7 - 9	Straight-line	55,982	(15,191)	40,791
Total amortizable intangibles			687,463	(230,405)	457,058
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,463	$(230,405)	$706,058

	December 31, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,509)	$1,031
Customer relationships	5	Accelerated	102,958	(90,834)	12,124
Currently marketed products	9 - 10.5	Straight-line	492,800	(83,013)	409,787
Licenses	13 - 16	Straight-line	22,233	(14,167)	8,066
Developed technology	7 - 9	Straight-line	55,982	(13,211)	42,771
Total amortizable intangibles			687,513	(213,734)	473,779
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,513	$(213,734)	$722,779

The Company recorded amortization expense for its intangible assets of $16.7 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.

The table below summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2026	$50,169
2027	61,380
2028	58,074
2029	57,930
2030	49,041
2031 and thereafter	180,464
Total	$457,058

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Long-Term Debt, and Other Borrowings, Net of Current Portion

The carrying value of the Company’s long-term debt and other borrowings, net of current portion is comprised of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Principal amount 2.625% Convertible Senior Notes due December 2027	$574,996	$574,996
Unamortized debt issuance costs	(5,938)	(6,829)
Finance lease liabilities	1,349	1,249
Total	570,407	569,416
Less: current portion of long-term debt and other borrowings	(803)	(738)
Total long-term debt and other borrowings, net of current portion	$569,604	$568,678

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

The Revolving Loans bear interest, with pricing based from time to time at the Company’s election, at (i) the secured overnight financing rate as published by the Federal Reserve Bank of New York on its website plus an applicable margin that ranges from 1.25% to 2.00% based on the Company’s total net leverage ratio or (ii) the alternative base rate plus an applicable margin that ranges from 0.25% to 1.00%, in either case, based on the Company’s total net leverage ratio. The 2022 Revolving Facility also includes an unused commitment fee at a rate ranging from 0.15% to 0.30% per annum based on the Company’s total net leverage ratio. Interest associated with the unused commitment is recorded to accrued expenses and other current and long-term liabilities on the condensed consolidated balance sheets and paid out on a quarterly basis.

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of March 31, 2026, there were no outstanding borrowings under the 2022 Revolving Facility.

The Company has the right to request an increase to the Revolving Commitment in an aggregate principal amount of up to the greater of $685.0 million (so that the total amount available would be approximately $1.44 billion) or 100% of consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters most recently ended, plus additional amounts in certain circumstances (collectively, the “Incremental Cap”), minus certain incremental term loans made pursuant to specified incremental term loan commitments (“Incremental Term Loans”). The Company has the right to request Incremental Term Loans in an aggregate principal amount of up to the Incremental Cap less any incremental increases to the Revolving Commitment. Proceeds of Incremental Term Loans may be used for working capital and for other general corporate purposes and will bear interest at rates agreed between the Company and the lenders providing the Incremental Term Loans.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock, representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of the Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option if the closing sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for at least 20 trading days of the last 30 consecutive trading days of the quarter. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the first quarter of 2026, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the Notes for at least 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are not convertible at the option of the holders of the Notes during the second quarter of 2026, the quarter immediately following the quarter when the conditions are met. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470-10, the Company classified the carrying value of the Notes as long-term debt and other borrowings on the Company’s condensed consolidated balance sheets as of March 31, 2026.

As of March 31, 2026, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $5.9 million, and the fair value of the liability was $689.6 million. The Company recorded interest expense of approximately $3.7 million related to the Notes for the three months ended March 31, 2026 and 2025, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Stockholders' Equity and Stock-Based Compensation

Common Stock Repurchases

On July 31, 2025, the Company’s Board of Directors (“Board”) authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). During the three months ended March 31, 2026, the Company did not repurchase any of its common stock under the 2025 Program. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program as of March 31, 2026.

Employee Stock Purchase Plan

The Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan, (the “2023 ESPP”) provides for the granting of up to 500,000 shares of the Company’s common stock to eligible employees. The 2023 ESPP allows eligible employees to contribute up to 15% of their qualifying compensation toward the semi-annual purchase of the Company’s common stock in March and September of each year, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of the stock on the last trading day of each Offering Period (as defined in the 2023 ESPP); or the first trading day of each Offering Period. In March 2026, the Company issued 58,907 shares under the under the 2023 ESPP. As of March 31, 2026, the number of shares available for issuance under the 2023 ESPP was 340,393 shares. The Company calculates the fair value of the shares issued under the 2023 ESPP using the Black-Scholes model at the commencement of an Offering Period in March and September of each year and the related expense is recorded over the Offering Period.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of goods sold	$1,566	$3,275
Sales and marketing	3,743	3,531
General and administrative	9,400	11,370
Research and development	1,332	3,022
Total stock-based compensation expense	$16,041	$21,198

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Net Income Per Common Share

A summary of net income per common share is presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$118,417	$72,945

Basic weighted-average common shares outstanding	64,736	68,675
Effect of dilutive stock options	143	272
Effect of dilutive restricted stock	893	1,458
Effect of convertible notes	—	1,056
Diluted weighted-average common shares outstanding	65,772	71,461

Net income per common share:
Basic	$1.83	$1.06
Diluted	$1.80	$1.02

Antidilutive securities excluded from diluted net income per common share	2,338	1,201

Impact of the Convertible Notes

The Company considers shares issuable upon conversion of the Notes to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company considers the Notes to be participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the stock price at the time such dividend is declared, the holders of the Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic income attributable to common shareholders is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the three months ended March 31, 2026 and 2025, no such dividend was declared, and the Company’s earnings per share did not exceed its share price. The Company is required to settle the principal amount of the Notes in cash upon conversion, and convertibility of the Notes is dependent upon the Company’s share price. Therefore, the Company used the if-converted method for calculating the dilutive effect of the conversion option on diluted net income per share. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the conversion price of the Notes of $79.81 per share. See Note 11, “Long-Term Debt, and Other Borrowings, Net of Current Portion” for further discussion on the Notes.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Other Income

Other income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Foreign currency (gain) loss	$(1,203)	$78
Interest income	(4,969)	(9,482)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	—	(4,727)
Other	462	3
Total other income, net	$(5,710)	$(14,128)

(1)
In 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs at the time by $4.7 million. See Note 9, “Asset Retirement Obligations” included in the Company’s Form 10-K for the year ended December 31, 2025 for more information.

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

On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA, each a Novartis entity, for patent infringement in response to the filing of our Abbreviated New Drug Application and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. In December 2025, the court conducted its trial. As of the date of this Form 10-Q, the Company is currently waiting for the court to issue its decision. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

On February 23, 2024, the Company filed a patent infringement lawsuit against a healthcare-related imaging software developer. The Company settled this lawsuit in February 2026 and received an immaterial amount in settlement.

On September 9, 2025, an alleged stockholder initiated a putative securities class action against the Company in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of the Company’s named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. The lead plaintiff filed an amended complaint on March 13, 2026. Under the operative scheduling order in the case, the Company and its executives may move to dismiss the amended complaint by May 11, 2026. Additionally, on December 17, 2025, another alleged stockholder of the Company filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of the Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. The derivative action is stayed pending one or more of the following events: (i) a public announcement of any settlement of the

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

putative securities class action; (ii) a ruling on the defendants’ anticipated motion to dismiss; or (iii) a dismissal with prejudice of the putative securities class action and exhaustion of all related appeals. Because the outcome of litigation is uncertain, the Company cannot predict how or when these matters will ultimately be resolved.

As of March 31, 2026, the Company was not a party to any other material ongoing legal proceedings and has determined that the aforementioned matters are not expected to have a material adverse effect on its business or consolidated financial results.

Technology License and Other Commitments

The Company has licensed from third parties the rights to use certain technologies in its research and development (“R&D”) processes as well as in other products it may develop, commercialize, or sell. In accordance with the related license or sublicense agreements, the Company is contractually required to make certain future payments to these third parties contingent upon (i) the achievement of specified regulatory, development and/or commercialization milestones and (ii) future sales of specified products in the form of royalty payments. Milestone payments are generally recognized in the period in which the achievement of the underlying milestone becomes probable, which is generally the period in which it is actually achieved. Royalty payments are generally recognized in the period in which the associated revenue is recognized.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16. Benefit Plans

Nonqualified Deferred Compensation Plan

In October 2024, the Company adopted the LDCP to provide key, highly-compensated employees and non-employee directors an additional opportunity for personal financial planning by allowing an option to defer a portion of their base salary and variable compensation each year. Under the LDCP, which is an elective nonqualified deferred compensation plan, employee participants are eligible to defer up to 80% of base salary and up to 80% of any bonus award beginning in 2025. Non-employee directors that are participants of the LDCP are eligible to defer up to 100% of their Board fees. Additionally, Company matching or employer contributions may be credited to the LDCP. Any matching or employer contributions cliff vest after the earlier of (i) five years, (ii) the participant reaching age 55, (iii) death, or (iv) disability. All amounts deferred or credited to a participant’s account (the “Deferred Amounts”) are held in a separate trust which was established by the Company to administer the LDCP. The LDCP assets held in trust by the Company to offset its obligation, which currently consist of COLI and could include mutual funds in future periods, are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes, or a Rabbi Trust (the “Trust”). Amounts deferred (and earnings on those amounts) are generally distributed following termination of employment unless the participant has elected an earlier distribution date, which may be no earlier than January 1st of the second year following the year of deferral. Vested Company matching or employer contributions (and earnings on those amounts) are generally distributed following termination of employment. Participants can elect to receive distributions in a lump sum, in annual installments over a period of not more than ten years for a qualifying distribution event (as defined in the LDCP), or in annual installments over a period of not more than five years if distributions are made prior to termination of employment.

As of March 31, 2026, assets and liabilities held by the Trust were $1.9 million and $1.7 million, respectively. As of December 31, 2025, assets and liabilities held by the Trust were $1.1 million and $0.9 million, respectively. Assets and liabilities held by the Trust as of each such date were included in other long-term assets, accrued expenses and other current and long-term liabilities in the Company’s condensed consolidated balance sheets. Changes in the value of the LDCP assets and liabilities are charged to investment in equity securities - unrealized (gain) loss and to general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations and were de minimis for the three months ended March 31, 2026.

17. Acquisitions

Acquisition of Businesses

Evergreen Theragnostics, Inc.

On April 1, 2025 (the “ Evergreen Closing Date”), the Company acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Merger”), pursuant to the terms of the Evergreen Merger Agreement. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing organization services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Merger, the Company made an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Evergreen Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Merger, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per terms of the merger agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s consolidated statements of operations in 2025.

In the event of achievement of specified milestones, the Company would be required to pay up to an additional $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation for sales milestones and a probability-weighted DCF approach for

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

development and commercialization milestones. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s condensed consolidated balance sheets at March 31, 2026.

The acquisition date fair value of the consideration transferred in the Evergreen Merger consisted of the following (in thousands):

(in thousands)
Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

The Evergreen Merger was accounted for as an acquisition of a business under ASC 805, “Business Combinations (“ASC 805”),” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period, which is up to one year from the acquisition date. Fair value estimates are based on a complex series of judgments about future events and uncertainties and relies on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s condensed consolidated statements of operations.

As of March 31, 2026, the purchase accounting for the Evergreen Merger has been finalized. The following table summarizes the final fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$8,065
Accounts receivable, other(1)	2,758
Prepaid expenses and other current assets	459
Property, plant and equipment, net	16,711
Intangibles(2)	215,000
Deferred tax assets	18,112
Other long-term assets	1,424
Total identifiable assets acquired	$262,529
Liabilities assumed:
Accounts payable	$(1,964)
Accrued expenses and other current liabilities	(754)
Deferred tax liabilities	(55,718)
Other long-term liabilities	(848)
Total liabilities assumed	(59,284)
Net assets acquired	$203,245
Purchase consideration	$319,466
Goodwill(3)	$116,221

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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $1.9 million of acquisition and integration-related costs, including legal, accounting, compensation

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

arrangements and other related fees in the three months ended March 31, 2026. The Company incurred $28.0 million of acquisition- and integration-related costs in 2025. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

Lantheus Biosciences Ltd.

On July 21, 2025, Lantheus Radiopharm UK acquired the entire issued share capital of Lantheus Biosciences pursuant to the LMI Purchase Agreement with Life Medical, Life Healthcare Group Holdings Limited and Lantheus Medical as Lantheus Radiopharm UK’s guarantor (such acquisition, the “LMI Acquisition”). Lantheus Biosciences possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, R&D capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan. As consideration for the LMI Acquisition, the Company remitted an upfront payment of $355.2 million in cash to Life Medical. In November 2025, the Company received a $2.3 million working capital settlement from Life Medical.

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

The potential remaining earn-out and milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte-Carlo simulation in a risk-neutral framework. The fair value of the total contingent consideration is included in other long-term liabilities in the Company’s condensed consolidated balance sheets at March 31, 2026.

The acquisition date fair value of the provisional consideration transferred in the LMI Acquisition consisted of the following:

(in thousands)	Preliminary Estimate	Measurement Period Adjustment	Final
Cash consideration	$355,204	$(2,278)	$352,926
Fair value of contingent consideration	27,000	—	27,000
Total purchase consideration	$382,204	$(2,278)	$379,926

The LMI Acquisition was accounted for as an acquisition of a business under ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period, which is up to one year from the date of acquisition. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s condensed consolidated statements of operations.

As of March 31, 2026, the purchase accounting for the LMI Acquisition has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

tax implications of the purchase price allocation, the final allocation may result in additional changes to other assets and liabilities. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

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
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Lantheus Biosciences’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $63.2 million recognized in connection with the LMI Acquisition is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $2.0 million of acquisition and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three months ended March 31, 2026. The Company incurred $36.7 million of acquisition- and integration-related costs in 2025. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

Acquisition of Assets

Strategic Agreements with Perspective Therapeutics, Inc.

On January 8, 2024, the Company entered into an agreement with Perspective to participate in Perspective’s next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors. The observer has the option to attend any or all board meetings in a nonvoting capacity and the right to receive any board materials, except under certain instances where attorney-client privilege is necessary, where the material relates to a business or contractual relationship with the Company, to avoid bona fide conflict of interest, exposure of trade secrets or relating to a change of control transaction. The Company purchased 60,431,039 Perspective Shares at a fair market purchase price of

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company’s ownership has been further diluted since the original investment was made. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective based on its level of ownership of Perspective and because the Company’s board observer has no voting rights and there is otherwise no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Perspective. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Perspective.

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

None of these options and rights have been exercised as of March 31, 2026.

Exclusive License for Radiopharm Theranostics Limited

On June 15, 2024, the Company entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody and to a Trophoblast cell surface antigen-2 (“TROP2”)-targeted radiodiagnostic. LRRC15, which is also known as LNTH-2403, is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the U.S. Food and Drug Administration for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate, which is also known as LNTH-2404, is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.

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

During the third quarter of 2024, the Company purchased 149,625,180 Radiopharm Shares, for an aggregate purchase price of approximately $5.0 million. During 2025, the Company purchased an aggregate additional 388,333,333 Radiopharm Shares for an aggregate purchase price of approximately $10.0 million. The Company does not have the ability to exercise significant influence over operating and financial policies of Radiopharm based on its ownership and because there is no participation in policy-making processes, no interchange of managerial personnel, and no sharing of technology between the Company and Radiopharm. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Radiopharm.

RM2 Asset Purchase

On July 3, 2024, the Company acquired from Lantheus Biosciences the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (and which the Company now refers to as LNTH-2401 and LNTH-2402, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between the Company and Lantheus Biosciences, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). Pursuant to the RM2 Sublicense Agreement, the Company incurred €10.0 million in regulatory milestones in 2025, and agreed to pay up to an additional €127.5 million (reduced as discussed below) in regulatory and development milestone payments upon achievement of

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

clinical trial thresholds and approvals in different regions, up to €280.0 million in net sales milestones if products are commercialized and meet certain sales thresholds, and royalties on net sales of RM2.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $11.2 million in 2025 and $36.0 million in the third quarter of 2024 were recognized in R&D expenses related to the RM2 Asset Purchase.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million to €82.5 million; (ii) assign the right to future payments from Lantheus Biosciences to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2 Amendment”). The Company determined that the RM2 Amendment did not constitute settlement of a pre-existing relationship in accordance with ASC 805, and concluded that the amendment represented a modification to the RM2 Sublicense Agreement, whereby the Company did not reacquire any incremental rights or assets. Accordingly, the Company will continue to account for the RM2 Sublicense Agreement as an asset acquisition, separate from the LMI Acquisition.

18. Segment Information

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

Significant segment expenses reviewed by the CODM on a monthly basis include sales and marketing, general and administrative and R&D expenses as reported in the Company’s condensed consolidated statements of operations. However, the CODM reviews R&D expenses in more detail for certain expenses related to the Company’s development of new products and clinical programs. The approximate disaggregated amounts that comprise R&D expenses regularly reviewed by the CODM are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Program third-party research and development expenses	$11,788	$8,429
Other research and development expenses(1)	27,591	27,885
Total research and development expenses	$39,379	$36,314

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

19. Subsequent Events

On April 6, 2026, the Company entered into an Adoption Agreement with Illuminated, the parent company of SHINE, pursuant to which the Company acquired 2,545,454 shares of Series E-1 convertible Preferred Stock of Illuminated (the “Series E-1 Preferred”) upon the conversion in full and cancellation of the $70.0 million Installment Note at a conversion price of $27.50 per share. The Series E-1 Preferred is convertible, at any time upon the election of the holder, into shares of Illuminated common stock on a one-for-one basis, votes on an as-converted basis alongside other shares of Illuminated’s preferred stock, and entitles the holders of the Series E-1 Preferred, voting as a single class along with the holders of all other shares of Series E convertible preferred stock, to elect one member to Illuminated’s board of directors, subject to certain minimum ownership thresholds. See Note 4, ”Fair Value of Financial Instruments” for more information on the Installment Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipates,” “believes,” “can,” “commitment,” “could,” “designed,” “ensuring,” “estimates,” “expects,” “generate,” “impact,” “increasing,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential or pending acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses related to such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion, penetration and reimbursement for our established commercial products, particularly PYLARIFY, DEFINITY and Neuraceq, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to complete the technology transfer across our positron emission tomography (“PET”) manufacturing facilities (“PMF”) network for PYLARIFY TruVu, the new formulation of our F-18 prostate-specific membrane antigen (“PSMA”) PET imaging agent approved by the U.S. Food and Drug Administration (“FDA”) on March 6, 2026, to obtain FDA approval for each PMF to manufacture PYLARIFY TruVu, to obtain adequate coding, coverage and payment, including transitional pass-through payment status (“TPT Status”), for PYLARIFY TruVu and to have customers adopt PYLARIFY TruVu; (iii) the availability of raw materials, key components, equipment, manufacturing time slots, either used in the production of our products and product candidates, or by customers of our products and product candidates, including, but not limited to PET scanners for PYLARIFY, PYLARIFY TruVu, Neuraceq, MK-6240, LNTH-2501 and NAV-4694; (iv) our ability to have third parties manufacture our products and product candidates and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (v) our ability to satisfy our obligations under our existing clinical development partnerships using Neuraceq, MK-6240 or NAV-4694 and other assets as a research tool and under the license agreements through which we have rights to those assets, and to further develop and commercialize MK-6240 and NAV-4694 as approved products; (vi) our ability to continue to successfully integrate acquisitions, including of Lantheus Biosciences and Evergreen Theragnostics, Inc. (“Evergreen”), which could be impacted by unforeseen expenses related to integration activities, the potential for unforeseen liabilities within those businesses, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vii) our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 edotreotide injection, which has been studied for use in conjunction with a PET scan to stage and localize neuroendocrine tumors in adult and pediatric patients and to successfully commercialize LNTH-2501 if approved; (viii) our ability to obtain final FDA approval for PNT2003, which received FDA tentative approval in March 2026, to be successful in the patent litigation associated with PNT2003 and to successfully commercialize PNT2003 if approved; (ix) the cost, efforts and timing for clinical development, manufacturing, regulatory approval, adequate coding, coverage and payment and successful commercialization of our newly approved products, product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake, including those investigational assets for which FDA approval has been obtained or is anticipated to be obtained this year; (x) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional diagnostic and therapeutic product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products; and (xi) the effect that changes to management, including the recent turnover in our leadership and senior management team, could have on our business.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (our “Form 10-K”), and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of this Form 10-Q as well as the other factors described in Part I, Item 1A. “Risk Factors” in our Form 10-K, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.

Overview

Our Business

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. Prior to January 1, 2026, we classified our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Following our sale of our SPECT business on January 1, 2026, we classify our revenues into four product categories: Oncology, Neurology, Cardiology, and Strategic Partnerships and Other Revenue, reflecting the evolution of our commercial portfolio and strategic focus. We have presented the prior year numbers for revenues to conform with our current year presentation, including the disaggregation of revenue related to the single-photon emission computerized tomography (“SPECT”) business which was divested to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. (“Illuminated”), on January 1, 2026. Our Strategic Partnerships and Other Revenue category includes biomarkers and digital solutions supporting our partners’ therapeutic development, out-licensing agreements for non-core assets and geographically-focused commercialization strategies and contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen. We are headquartered in Massachusetts with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

Our commercial products are used by cardiologists, internists, neurologists, nuclear medicine physicians, oncologists, radiologists, sonographers, technologists, and urologists across a range of clinical care settings. We believe our diagnostic products provide information that enables healthcare professionals (“HCPs”) to better detect, characterize, or rule out disease, with the potential to improve patient management and clinical decision-making.

We produce and market our products throughout the United States (the “United States” or “U.S.”), selling primarily to hospitals, independent imaging centers and government facilities. Outside the United States, we generally sell our products through a combination of direct distribution in Canada, third-party distribution relationships in Europe, Australia, Asia-Pacific, Central America, and South America and through licensing agreements granting exclusive rights to develop and commercialize certain products.

Recent Developments

In February 2026, we announced an updated strategic focus on innovative PET radiodiagnostics, informed by our capabilities and customer relationships. Over the past year, we took purposeful, disciplined actions to optimize our portfolio and continue to strengthen our commercial and development capabilities, including strategic transactions that expanded our presence across oncology, neurology and cardiology while diversifying our pipeline. Some of our recent developments include the following:

Extension of LNTH-2501 New Drug Application (“NDA”) Review

On March 17, 2026, we announced that the FDA has extended its review of the NDA for LNTH-2501, moving the Prescription Drug User Fee Act (“PDUFA”) target action date from March 29, 2026 to June 29, 2026. LNTH-2501 is a diagnostic kit for the preparation of Gallium-68 (“Ga-68”) edotreotide injection, which has been studied for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients. The revised PDUFA target action date will allow the FDA additional time to review and consider further manufacturing-related information we submitted. This standard review extension is not related to the efficacy or safety data of LNTH-2501.

Approval of PYLARIFY TruVu

On March 6, 2026, we announced that the FDA approved PYLARIFY TruVu (piflufolastat F18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy, or suspected recurrence based on elevated serum prostate-specific antigen (“PSA”). PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and enable certain manufacturing sites to reach more patients and serve broader geographic markets. As a result, PYLARIFY TruVu has the potential to enhance supply flexibility and improve operating leverage across the network of PET manufacturing facilities (“PMFs”) that will manufacture and distribute the product. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to the PYLARIFY TruVu. We plan to work closely with clinicians and PMF sites to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. We also plan to pursue reimbursement for the new formulation from the Centers for Medicare and Medicaid Services (“CMS”), including seeking three years of TPT Status.

Tentative Approval of ANDA for PNT2003

On March 2, 2026, we announced that the FDA issued tentative approval of our Abbreviated New Drug Application (“ANDA”) for Lutetium Lu 177 Dotatate, also referred to as PNT2003, a radioequivalent version of LUTATHERA® (lutetium Lu 177 dotatate). LUTATHERA is indicated for the treatment of somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. This tentative approval from the FDA indicates that the FDA has completed its review of the ANDA and determined that it meets the requirements for approval under the Federal Food, Drug and Cosmetics Act. The timing of our launch will consider the following factors: the timing of final FDA approval, the expiration of the 30-month Hatch-Waxman stay and disposition of the related legal proceedings, as well as manufacturing and commercial strategy to ensure launch success.

Strategic Program

On February 19, 2026, the Board approved a strategic program to simplify and streamline the Company’s operations so it can focus mainly on its radiodiagnostic business and pursue value-maximizing alternatives for its radiotherapeutic assets. As a result of the program, the Company has incurred $7.8 million of charges during the three months ended March 31, 2026 and expects to continue to incur costs for the remainder of 2026.

Sale of SPECT Business

On January 1, 2026 (the “Disposition Date”), as a result of the sale of our SPECT business pursuant to the Equity and Asset Purchase Agreement, by and among Lantheus Medical, Lantheus MI Canada, Inc., Lantheus EU Limited, and Illuminated, SHINE SPECT, LLC, SHINE SPECT Medical Products, Ltd., and SHINE SPECT Limited (collectively referred to as “SHINE SPECT”), dated as of May 1, 2025 (the “SHINE SPECT Agreement”), we completed the sale of our SPECT business to SHINE SPECT (the “Disposition”) and we received consideration consisting of cash, notes receivable, a portion of which have been and a portion of which may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total consideration that we received on the Disposition Date was approximately $130.5 million, including $31.4 million in cash. See Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements for more information on the sale of our SPECT business.

Leadership Transition Plan

Brian Markison retired from Lantheus as Chief Executive Officer (“CEO”) and resigned from our Board of Directors (“Board”), both effective December 31, 2025. Mary Anne Heino, the Chair of our Board, was appointed as our Executive Chair and principal executive officer effective November 7, 2025. Ms. Heino became our CEO on January 1, 2026 and will continue to serve in that role until such time as the Board completes the comprehensive search process that it initiated to identify and appoint the Company’s next CEO. Following his retirement, Mr. Markison served as a strategic advisor to the Company during the first quarter of 2026.

Acceptance of New Drug Application for MK-6240

In October 2025, we announced that the FDA had accepted our NDA for MK-6240, our registrational F-18 tau-targeted PET imaging agent for the detection of tau neurofibrillary tangle pathology in patients with cognitive impairment being evaluated for Alzheimer’s disease, and has set a PDUFA target action date of August 13, 2026. In 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies supported our NDA submission to the FDA. MK-6240 previously received Fast Track designation from the FDA for its potential to address an unmet medical need in Alzheimer’s disease diagnostics.

Exclusive License for Prostate Cancer Imaging Agent Piflufolastat F-18 in Japan

In September 2025, we announced an exclusive licensing agreement for GE HealthCare Limited (“GE HealthCare”) to develop, manufacture, and commercialize Lantheus’ piflufolastat F-18 PET imaging agent (marketed in the United States as PYLARIFY) in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE HealthCare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan.

Share Repurchase Program

On July 31, 2025, our Board authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized by the Board in November 2024 to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”), including the remaining unused amounts under the 2024 Program, and authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of its common stock, and we may suspend or discontinue the 2025 Program at any time. We did not repurchase any shares under the 2025 Program in the three months ended March 31, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program, in 2025.

Acquisition of Lantheus Biosciences Ltd.

On July 21, 2025, we acquired Lantheus Biosciences, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited (“Life Medical”) and Life Healthcare Group Holdings Limited (the “Sale and Purchase Agreement” and, such acquisition, the “LMI Acquisition”). Lantheus Biosciences, headquartered in Berlin, Germany, possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development (“R&D”) capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan.

As consideration for the LMI Acquisition, we remitted an upfront payment of $355.2 million in cash, and could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments. In November 2025 and in accordance with the terms of the Sale and Purchase Agreement, we finalized the net working capital accounts with Life Medical and we received a $2.3 million payment from Life Medical. This $2.3 million payment was recorded as an adjustment to purchase consideration in the fourth quarter of 2025. Additionally, we assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to a Securities Purchase Agreement between Piramal and Lantheus Biosciences.

Previously, on July 3, 2024,we acquired from Lantheus Biosciences the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiodiagnostic and radiotherapeutic pair, previously referred to as 68Ga-DOTA-RM2 and 177Lu-DOTA-RM2 (and which we now refer to as LNTH-2401 and LNTH-2402, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Lantheus Biosciences, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). In addition, and pursuant to the RM2 Sublicense Agreement, we incurred €10.0 million in regulatory milestones in 2025, and agreed to pay up to an additional €127.5 million (reduced as discussed below) in regulatory and development milestone payments upon achievement of clinical trial thresholds and approvals in different regions up to €280.0 million in net sale milestones if products are commercialized and meet certain sales thresholds, and royalties on net sales of RM2.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million to €82.5 million; (ii) assign the right to future payments from Lantheus Biosciences to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2 Amendment”).

GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. We plan to initiate our registrational program for LNTH-2401 in patients with prostate cancer this year.

For more information on the acquisition of the global rights to RM2, see Note 17, “Acquisitions” in our condensed consolidated financial statements herein.

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

For more information, see Note 17, “Acquisitions” in our condensed consolidated financial statements herein.

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

During the third quarter of 2024, we purchased 149,625,180 shares of Radiopharm common stock (“Radiopharm Shares”) for an aggregate purchase price of approximately $5.0 million. During 2025, we purchased an additional 388,333,333 Radiopharm Shares for an aggregate purchase price of approximately $10.0 million.

For more information, see Note 17, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements herein.

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

During 2024, we also purchased an aggregate of 11,677,339 shares of Perspective’s common stock, after giving effect to a 1-for-10 reverse stock split.

For more information, see Note 17, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements herein.

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

The continued substantial revenue contribution from PYLARIFY depends on our ability to maintain PYLARIFY as a widely utilized PSMA PET imaging agent in an increasingly competitive diagnostic imaging landscape. PYLARIFY’s competition includes three Ga-68-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants following the expiration of PYLARIFY’s new chemical entity exclusivity period in 2026 could further increase competition, along with the continued development of additional F-18 and Ga-68 tracers and PSMA-targeted agents using alternative isotopes, including Copper-64. We continue to make targeted investments to support PYLARIFY awareness, adoption, and appropriate clinical use.

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

Our strategy to support the continued growth of our PSMA PET franchise includes the approval and planned commercialization of a new formulation of our F-18 PSMA PET imaging agent, including obtaining TPT Status for this formulation. On March 6, 2026, the FDA approved this new formulation, PYLARIFY TruVu, which is designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and distribution. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu.

In addition to the planned launch of PYLARIFY TruVu, our PSMA PET strategy includes conveying the clinical and operational value of PSMA PET imaging, negotiating and executing strategic customer contracts in the United States, expanding PSMA PET use in appropriate patient populations, and pursuing strategic partnerships and collaborations, including outside the United States.

Internationally, we have licensed exclusive rights to Curium Pharma (“Curium”) to develop and commercialize piflufolastat F-18 in Europe, where it is marketed in the European Union under the brand name PYLCLARI. In September 2025, we entered into an exclusive licensing agreement with GE Healthcare to develop, manufacture, and commercialize piflufolastat F-18 in Japan for prostate cancer diagnostics and companion diagnostic use. We have also entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations are described further under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” of our Form 10-K for the year ended December 31, 2025.

Neuraceq Revenue

Neuraceq is an F-18-labeled PET imaging agent that binds selectively to beta-amyloid plaques in the brain and was approved by the FDA in 2014. Neuraceq is indicated for PET imaging of the brain to estimate amyloid beta neuritic plaque density in adults with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline. In 2025, additional labeling updates were approved to support patient selection for amyloid-targeting therapies, where indicated in the prescribing information of the therapeutics products, as well as quantitative PET analysis.

We believe future growth in Neuraceq revenue will depend on several factors, including: (i) expansion of awareness and adoption of Neuraceq among existing and new customers, including leveraging our established commercial relationships; (ii) continued expansion of manufacturing capacity and geographic access through additional PET manufacturing sites; (iii) increased utilization of beta‑amyloid PET imaging driven by evolving clinical practice and the growing availability of amyloid‑targeting therapies; (iv) customer education regarding the approved uses of Neuraceq, including its role in patient selection and quantitative assessment of amyloid burden; and (v) our ability to differentiate Neuraceq based on its clinical profile and operational reliability in an increasingly competitive diagnostic imaging market.

In addition, Neuraceq utilization may be influenced by reimbursement dynamics, including differences in Medicare hospital outpatient payment methodologies resulting in a lower reimbursement for Neuraceq relative to other products, which could affect customer purchasing decisions despite clinical considerations.

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

As we continue to grow our Microbubble Platform, we continue to prosecute and maintain patents and patent applications in connection with DEFINITY, both in the United States and internationally. In the United States for DEFINITY, we have method-of-use patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”), as well as additional manufacturing patents that are not Orange Book-listed.

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

Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, PharmaSolutions and CDMO services and is focused on enabling precision medicine with biomarkers, digital solutions and CDMO services.

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
•
PharmaSolutions – We use our PharmaSolutions business to offer our biomarker and Microbubble Platforms to pharmaceutical companies to support their R&D of therapeutic drugs and devices. The strategic goal of our PharmaSolutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression.
•
CDMO – Through the Evergreen Merger, we acquired a radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic

Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.
•
Digital Solutions - Our Digital Solutions are designed to enhance imaging value and throughput, reproducibility and reliability of image analysis, as well as to inform treatment selection and response to therapy. We offer our Digital Solutions to HCPs for clinical use and to pharmaceutical companies for development purposes, and in some cases, we also obtain clinical imaging data that we may use to further develop artificial intelligence solutions. Our Digital Solutions include artificial intelligence medical device software, such as aPROMISE and Automated Bone Scan Index, both of which are FDA cleared and received a European Conformity Marking.

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
•
For our PSMA PET franchise, we developed PYLARIFY TruVu, a new formulation of our F-18 PSMA PET imaging agent, which was approved by the FDA in the first quarter of 2026. The new formulation was designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and distribution.
•
For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an Abbreviated New Drug Application (“ANDA”) for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” in Part I, Item 1. “Business - Other Notable Transactions” of our Form 10-K for the year ended December 31, 2025. In March 2026, we received FDA tentative approval of the ANDA for PNT2003.
•
For LNTH-2501, we acquired the rights to the investigational asset through our acquisition of Evergreen. In October 2025, the FDA established a PDUFA target action date of March 29, 2026, for the NDA for LNTH‑2501, which was submitted under the FDA’s 505(b)(2) regulatory pathway. On March 17, 2026, we announced that the FDA extended its review of the NDA by three months, resulting in a revised PDUFA target action date of June 29, 2026. The extension will allow the FDA additional time to review and consider manufacturing‑related information submitted by the Company and is not related to the efficacy or safety data of LNTH‑2501.

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
•
For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million in June 2024 and an additional $10.0 million in August 2024 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In May 2025, we paid AstraZeneca AB (“AstraZeneca”) a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca, pursuant to a license agreement between AstraZeneca and Meilleur related to NAV-4694.
•
For LNTH-2515 (florbetaben F-18 injection), we acquired the rights to the asset through our acquisition of Lantheus Biosciences (formerly Life Molecular). LNTH-2515 is approved in the US and certain other countries to estimate amyloid beta neuritic plaque density in adults with cognitive impairment and is commercialized under the brand name Neuraceq. LNTH-2515 is currently being developed for the diagnosis of amyloid light chain and transthyretin cardiac amyloidosis. FDA has granted Fast Track designation for this indication.
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
•
For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, incurred €10.0 million in regulatory milestones in 2025, and could potentially make additional milestone and royalty payments in the future. We plan to initiate our registrational program for LNTH-2401 in patients with prostate cancer this year.
•
For LNTH-2403 and LNTH-2404, we acquired the rights to the preclinical assets and the underlying license agreements for $2.0 million and will potentially make additional milestone and royalty payments. The rights we acquired included exclusive license rights from third-party licensors. We ultimately were assigned all intellectual property rights to LNTH-2403 from the original third-party licensor and have certain financial obligations in the form of license fees and indemnification provisions to the third-party licensor as a result of that assignment. We submitted an IND application for LNTH-2403 and have initiated a Phase 1/2 multi-center, open-label study in participants with relapsed / refractory osteosarcoma.

See Note 17, “Acquisitions” in our condensed consolidated financial statements herein for additional information on potential milestone and royalty payments related to the product candidates listed above.

PNT2002

Under the terms of the PNT2002 License Agreement, we paid POINT Biopharma Global Inc. (“POINT”) an upfront cash payment of $250.0 million. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of pre-specified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to review the available PNT2002 data, we do not currently plan to pursue an NDA or further invest in this asset.

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

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended March 31,
(in thousands, except percent data)	2026	2025	Change $	Change %
Revenues	$377,333	$372,764	$4,569	1.2%
Cost of goods sold	146,411	135,064	11,347	8.4%
Gross profit	230,922	237,700	(6,778)	(2.9%)
Operating expenses
Sales and marketing	52,684	42,503	10,181	24.0%
General and administrative	57,533	56,816	717	1.3%
Research and development	39,379	36,314	3,065	8.4%
Total operating expenses	149,596	135,633	13,963	10.3%
Operating income	81,326	102,067	(20,741)	(20.3%)
Interest expense	4,864	4,804	60	1.2%
Investment in equity securities - unrealized (gain) loss	(14,905)	14,862	(29,767)	(200.3%)
Gain on sale of business, net of transaction costs	(59,328)	—	(59,328)	100.0%
Other income, net	(5,710)	(14,128)	8,418	(59.6%)
Income before income taxes	156,405	96,529	59,876	62.0%
Income tax expense	37,988	23,584	14,404	61.1%
Net income	$118,417	$72,945	$45,472	62.3%

Comparison of the Periods Ended March 31, 2026 and 2025

Revenues

Prior to January 1, 2026, we classified our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. As of January 1, 2026, we classify our revenues into four product categories: Oncology, Neurology, Cardiology, and Strategic Partnerships and Other Revenue. We have presented the prior year numbers for revenues to conform with our current year presentation, including the disaggregation of revenue related to the sale of our SPECT business to SHINE on January 1, 2026.

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change $	Change %
PYLARIFY	$240,924	$257,654	$(16,730)	(6.5)%
Total oncology	240,924	257,654	(16,730)	(6.5)%
Neuraceq	35,439	—	35,439	100.0%
Total neurology	35,439	—	35,439	100.0%
DEFINITY	84,627	79,211	5,416	6.8%
Total cardiology	84,627	79,211	5,416	6.8%
Strategic partnerships and other	16,343	10,747	5,596	52.1%
SPECT	—	25,152	(25,152)	(100.0)%
Total revenues	$377,333	$372,764	$4,569	1.2%

The increase in revenues for the three months ended March 31, 2026, as compared to the same period of 2025, was primarily driven by revenues generated from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025 and revenue from CDMO services generated subsequent to our acquisition of Evergreen in April 2025, in both cases for which there were no comparable amounts in the same period of 2025, as well as an increase in PYLARIFY and DEFINITY sales volume and revenue generated from sales of MK-6240 for investigational use. These increases were partially offset by a decrease in revenue resulting from a decrease in net sales price of PYLARIFY in 2026 and by revenue related to the SPECT business recognized during the three months ended March 31,2025 for which there is no comparable amount in the same period of 2026.

Rebates

Estimates for rebates represent our estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

A roll forward of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	49,848
Payments or credits made during the period	(46,419)
Balance at March 31, 2026	$69,877

Gross Profit

The decrease in gross profit for the three months ended March 31, 2026, as compared to the prior year period, is primarily due to the decrease in PYLARIFY net sales price, an increase in amortization of intangible assets resulting from the 2025 acquisition of Lantheus Biosciences, for which there was no comparable amount for the three months ended March 31, 2025, and the sale of our SPECT business. The decrease was partially offset by an increase in gross profit resulting from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025, an increase in PYLARIFY sales volume, an increase in revenue from MK-6240 for investigational use and an increase in DEFINITY sales volume.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses increased $10.2 million for the three months ended March 31, 2026, as compared to the prior year period. This was primarily due to increased employee-related costs in connection with sales of Neuraceq subsequent to the acquisition of Lantheus Biosciences. In addition, there was an increase in marketing expenditures related to the launch preparations, primarily for PYLARIFY TruVu.

General and Administrative

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, legal, information technology, and human resource functions. Other costs included in general and administrative expenses are professional fees for information technology services, external legal fees, consulting and accounting services as well as bad debt expense, certain facility and insurance costs, including director and officer liability insurance, and fair value adjustments related to contingent consideration from acquisitions.

General and administrative expenses increased $0.7 million for the three months ended March 31, 2026, as compared to prior year period. This was primarily driven by the impact of the acquisitions of Evergreen in April 2025 and Lantheus Biosciences in July 2025, including increased professional fees and employee-related costs, such as stock-based compensation expense. This increase was partially offset by a decrease in litigation costs incurred during the three months ended March 31, 2025 for which there are no comparable costs in 2026 and a legal settlement received during the first quarter of 2026.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses increased $3.1 million for the three months ended March 31, 2026, as compared to the same prior year period. This was primarily driven by the impact of the acquisitions of Lantheus Biosciences in July 2025 and Evergreen in April 2025 and increase in project costs related to LNTH-2403. This increases was partially offset by a non-recurring payment made in 2025 of $5.4 million to Lantheus Biosciences related to regulatory activities for LNTH-2401 for which there was no comparable payment in 2026.

Gain on Sale of Assets

As a result of the sale of our SPECT business on January 1, 2026, we recognized a gain on sale of assets of $59.3 million for the three months ended March 31, 2026.

Investment in Equity Securities - Unrealized (Gain) Loss

Each quarter, our investments in equity securities of Radiopharm and Perspective are revalued to market price. Investment in equity securities - unrealized (gain) loss decreased $29.8 million from a loss to a gain for the three months ended March 31, 2026, as compared to the same period of 2025. We recorded an unrealized loss on the investment in Radiopharm of $1.6 million and an unrealized gain on the investment in Perspective of $16.6 million during the three months ended March 31, 2026, compared to an unrealized losses on the investment in Radiopharm and Perspective of $2.5 million and $12.4 million, respectively, for the three months ended March 31, 2025.

Other Income, net

Other income, net decreased $8.4 million for the three months ended March 31, 2026, as compared to the prior year period, primarily due to a decrease in interest income on lower average cash balances after the acquisitions of Evergreen in April 2025 and Lantheus Biosciences in July 2025 as well as a $4.7 million adjustment recorded in the first quarter of 2025 to reduce the previous estimate of remediation costs related to the potential decommissioning of our previously owned facilities for our SPECT business of their radioactive-related operations.

Income Tax Expense

Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	24.3%	24.4%

Our effective tax rate for the three months ended March 31, 2026 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by the change in valuation allowance related to the fluctuation in value of our investment in equity securities balance.

The decrease in the effective income tax rate for the three months ended March 31, 2026 is primarily due to the change in valuation allowance related to the fluctuation in value of our investment in equity securities balance, partially offset by the decrease in excess tax benefits associated with our payment of stock-based compensation.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$125,127	$107,563
Net cash provided by (used in) investing activities	$25,986	$(63,718)
Net cash used in financing activities	$(11,623)	$(18,219)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $125.1 million in the three months ended March 31, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, gain on sale of business, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable which was attributable to the timing of payments to large vendors, a decrease in accounts receivable associated with the timing of billings and collections, a decrease in inventory, a decrease in income taxes receivable and increase in income taxes payable due to the timing of income tax payments.

Net cash provided by operating activities of $107.6 million in the three months ended March 31, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable and accrued expenses which was attributable to the timing of payments to large vendors and an increase in income taxes payable. The primary working capital uses of cash were an increase in trade receivables associated primarily with the timing of billings and collections.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was driven by $24.2 million of net proceeds that we received from the sale of our SPECT business to SHINE on January 1, 2026 and $5.0 million of proceeds from the achievement of a sales-based milestone related to RELISTOR, partially offset by $3.2 million of capital expenditures.

Net cash used in investing activities during the three months ended March 31, 2025 was driven by a deposit of $50.0 million paid to the paying agent on March 31, 2025 in connection with the acquisition of Evergreen, $5.0 million used to purchase equity securities and $8.7 million of capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $15.7 million and payments for finance leases of $0.2 million, offset by proceeds of $4.3 million from stock option exercises and issuance of common stock.

Net cash used in financing activities during the three months ended March 31, 2025 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $23.7 million, offset by proceeds of $5.9 million from stock option exercises and issuance of common stock.

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

For more information on the 2022 Revolving Facility, see Note 11. “Long-Term Debt, Net, and Other Borrowings, Net of Current Portion” to our condensed consolidated financial statements of this Form 10-Q.

As of March 31, 2026, we were in compliance with all financial and other covenants under the 2022 Credit Agreement.

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

On July 31, 2025, our Board authorized the 2025 Program. The 2025 Program replaces the 2024 Program, including the remaining unused amounts under the 2024 Program. We repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program in 2025. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. We did not repurchase any shares under the 2025 Program during the three months ended March 31, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program in 2025, with approximately $200.0 million remaining available for repurchase as of March 31, 2026.

On January 1, 2026 as a result of the sale of our SPECT business to SHINE SPECT, we received consideration consisting of cash, notes receivable that may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total consideration that we received on the Disposition Date was approximately $130.5 million, including $31.4 million in cash. See Note 4, “Fair Value of Financial Instruments” for more information on the sale of our SPECT business.

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

Funding Requirements

Our future capital requirements will depend on many factors, including:

•
The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY, Neuraceq and DEFINITY, as well as additional products that we market in the future, including PYLARIFY TruVu;
•
Revenue mix shifts and associated volume and selling price changes that could result from additional competition or changes in customers’ product demand;
•
The continued costs of the ongoing commercialization of our products;
•
The costs involved in launch preparation activities in anticipation of potential regulatory approvals;
•
The costs to successfully integrate acquisitions, including of Lantheus Biosciences and Evergreen, which could be impacted by unforeseen expenses related to integration activities and liabilities within those businesses;
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
•
The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance, intellectual property, security law or other claims, including the patent infringement claim related to the filing of our ANDA for PNT2003 and the putative securities class action against us;
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

At March 31, 2026, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $498.6 million of cash and cash equivalents as of March 31, 2026. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2026, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

Equity Investment Risk

As of March 31, 2026, our recorded carrying value of investments in equity securities was $56.4 million, comprised of our equity investments in Perspective and Radiopharm, and is recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 15, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), except as set forth below:

Risks Related to Our and our Strategic Partners’ Portfolios of Clinical Development Candidates

We may not, or may take longer to, realize the expected benefits and opportunities related to PYLARIFY TruVu, our recently-approved new formulation of our prostate-specific membrane antigen (“PSMA”) positron emission tomography (“PET”) Imaging Agent.

On March 6, 2026, the U.S. Food and Drug Administration (the “FDA”) approved PYLARIFY TruVu (piflufolastat F18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and enable certain manufacturing sites to reach more patients and serve broader geographic markets. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent transition customers from PYLARIFY to PYLARIFY TruVu. It is anticipated that once a PMF site begins to supply PYLARIFY TruVu commercially, it will no longer supply PYLARIFY. We plan to work closely with clinicians and PET manufacturing facility (“PMF”) sites to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. We also plan to pursue reimbursement for the new formulation from the Centers for Medicare and Medicaid Services (“CMS”), including seeking three years of transitional pass-through payment status (“TPT Status”). However, we can provide no assurance that we will be able to complete the technology transfer across our PMF network for PYLARIFY TruVu or obtain FDA approval for each PMF site to manufacture PYLARIFY TruVu on our expected timeline or at all. Additionally, we may be unable to obtain adequate coding, coverage and payment, including TPT Status, for PYLARIFY TruVu. Furthermore, there is no assurance that any customer transition will occur on our expected timeline or that our customers will adopt PYLARIFY TruVu at all. If customers do not adopt PYLARIFY TruVu we may not be able to reintroduce PYLARIFY and we would then lose customers to competitors which would have an adverse effect on our business, results or operations, financial condition and cash flows. All of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to our ability to continue to generate substantial revenue from PYLARIFY, as well as the risks associated with launching a product, also apply to PYLARIFY TruVu, and we can provide no assurances that the anticipated increase in batch size or other expected improvements associated with the design of the new formulation will be realized or be viewed in the market as differentiating factors.

We may not, or may take longer to, realize the expected benefits and opportunities related to our acquisition of the rights to LNTH-2501.

In April 2025, we acquired Evergreen, including the rights to LNTH-2501. On October 30, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for LNTH-2501 and set a PDUFA target action date of March 29, 2026. On March 17, 2026, the FDA extended its review of the NDA, moving the PDUFA target action date to June 29, 2026, which will allow the FDA additional time to review and consider further manufacturing-related information. We can provide no assurance that LNTH-2501 will be approved by the FDA in the expected timeline or at all. If LNTH-2501 is approved, there is no guarantee that we will be successful in gaining post-approval market acceptance and adequate coding, coverage, and payment for LNTH-2501 or that our manufacturer will be able to successfully develop and scale the manufacturing capabilities to support the launch of LNTH-2501. Even if we do receive NDA approval, all of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to launching a product would apply to LNTH-2501. Additionally, LNTH-2501 is a kit product with a supply chain that differs from that of our other commercial products, which may introduce additional operational complexity, coordination requirements, and sourcing and supply risks, and we can provide no assurance that we will be able to successfully or timely launch LNTH-2501, achieve anticipated adoption, or realize expected commercial results.

We may not, or may take longer to, realize the expected benefits and opportunities related to, the POINT Biopharma Global Inc. (“POINT”) License Agreements, including PNT2003.

On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2003 and PNT2002 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements and related agreements for the supply of PNT2003 by POINT may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products.

With respect to PNT2003, in March 2026, we received tentative approval of our Abbreviated New Drug Application (“ANDA”) for PNT2003, which indicates that the FDA has completed its review of the ANDA and determined that it meets the requirements for approval. The timing of our launch will consider the following factors: the timing of final FDA approval, the expiration of the 30-month Hatch-Waxman stay and disposition of the related legal proceedings, as well as manufacturing and commercial strategy to ensure launch success, however, even if we do receive ANDA approval, all of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to launching and successfully commercializing a radiopharmaceutical product as well as those related to our dependence on third parties for the manufacturing of products would apply to PNT2003.

In addition, we are also currently dependent on POINT to develop commercial product capacity and manufacture for both PNT2003 and PNT2002. Disagreements with POINT in the POINT License Agreements over proprietary rights, contract interpretation or the preferred course of product research, development, regulatory strategy or marketing, might cause delays in performance of the POINT License Agreements or termination of the POINT License Agreements, or might result in litigation or arbitration, which could be time-consuming and expensive.

Additionally, if we fail to comply with our obligations under the POINT License Agreements, then POINT may conclude that we have materially breached and may terminate one or both of the POINT License Agreements, in which event we may lose our rights to develop and market PNT2003 and PNT2002 or incur liability for damages.

The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of prespecified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002. While we continue to review the available PNT2002 data, we do not currently plan to pursue an NDA or further invest in this asset. As a result, we may never realize any future benefits from the related POINT License Agreement.

Any of the foregoing risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Business Operations and Financial Results

We may not receive the expected financial benefits from our sale of our single-photon emission computerized tomography (“SPECT”) business, and a failure to receive future and contingent payments could adversely affect our liquidity and financial condition.

On January 1, 2026, as a result of the sale of the Company’s SPECT business pursuant to the Equity and Asset Purchase Agreement, by and among Lantheus Medical, Lantheus MI Canada, Inc., Lantheus EU Limited, and Illuminated Holdings, Inc. (“Illuminated”), SHINE SPECT, LLC, SHINE SPECT Medical Products, Ltd., and SHINE SPECT Limited (collectively referred to as “SHINE SPECT”), dated as of May 1, 2025 (the “SHINE SPECT Agreement”), we are entitled to receive future and contingent consideration, including (i) a seller note with a principal amount of $20.0 million (the “Seller Note”), which bears interest at 8.0% per year payable semi-annually (with up to half payable in-kind) and matures on the earlier of January 1, 2029 or completion of an initial public offering by Illuminated (a “SHINE IPO”), and which may be repaid earlier in certain circumstances, including in connection with a change in control or a material financing, as defined in the governing note agreement, and (ii) $20.0 million in cash on the earlier of January 1, 2029 or a SHINE IPO (the “Deferred Cash Purchase Price”), with an additional $5.0 million payable if the Deferred Cash Purchase Price is not paid by January 1, 2029, for a total of $25.0 million in cash to be paid no later than January 1, 2030. In addition, we may earn up to $30.0 million in a combination of cash and capital stock of Illuminated upon exceeding specified annual and cumulative revenue milestones of the SPECT business for each calendar year through December 31, 2027.

There can be no assurance that SHINE SPECT will have sufficient financial resources to make payments on the Seller Note or the Deferred Cash Purchase Price as they come due, or at all. The Seller Note is an unsecured obligation, and we do not have collateral protection in the event of non-payment, insolvency or other financial distress of the obligor. Further, the contingent consideration depends on the achievement of specified revenue milestones that may not be achieved in whole or in part, may take longer than we expect to be achieved, or may never be achieved, and the form of any contingent consideration may include equity rather than cash. If we do not receive some or all of these future and contingent payments, or if receipt of these amounts is delayed, disputed or otherwise not realized on the expected terms or timing, our liquidity, financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, the Board authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized in November 2024 to repurchase up to $250.0 million of shares of the Company’s common stock (the “2024 Program”), including the remaining unused amounts under the 2024 Program, so there could be no additional repurchases under the 2024 Program subsequent to July 31, 2025. During 2025, the Company repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program for an average stock price of $79.37. The Company did not repurchase any of its common stock available under the 2025 Program during the three months ended March 31, 2026. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program.

The following table presents information with respect to purchases of common stock we made during the first quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2025 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Program(2)
January 2026	2,295	$64.86	—	$200.0 million
February 2026	2,966	$72.08	—	$200.0 million
March 2026	200,636	$76.36	—	$200.0 million
Total	205,897		—	$200.0 million

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)
During the three months ended March 31, 2026, the Company did not repurchase shares of common stock under its 2025 Program. At March 31, 2026, the Company had $200.0 million in approximate dollar value of shares of our common stock that may be purchased under the 2025 Program, which expires in December 2027.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On March 2, 2026, Julie McHugh, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 2,033 shares of our common stock on June 1, 2026.

On March 9 , 2026, Mary Anne Heino, our Executive Chairperson and Chief Executive Officer, entered into a 10b5-1 Plan providing for the potential sale of shares of our common stock in an amount necessary to attain approximately $2,000,000 of net sale proceeds between each of June 8, 2026, and June 15, 2026; August 11, 2026, and September 15, 2026; November 10, 2026, and December 15, 2026; and March 2, 2027, and March 15, 2027 for a total of up to $8,000,000.

On March 11, 2026, Samuel R. Leno, a member of our Board, entered into a 10b5-1 Plan providing for the potential sale of 7,154 shares of our common stock on June 11, 2026, and for the potential sale of 7,153 shares of our common stock on June 12, 2026.

On March 12, 2026, Daniel Niedzwiecki, our Chief Administrative Officer, General Counsel and Corporate Secretary, entered into a 10b5-1 Plan providing for the potential sale of 7,029 shares of our common stock on June 15, 2026, and the potential sale of 4,798 shares of our common stock on September 15, 2026.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
10.1*+	Service Agreement, dated as of July 30, 2025, by and between Life Molecular Imaging GmbH and Ludger Dinkelborg.
10.2*+	Letter Agreement, dated July 30, 2025, by and between Life Molecular GmbH and Ludger Dinkelborg.
10.3*+#	Life Molecular Imaging Management EBITDA Generative Incentive Scheme, dated September 20, 2019, by and between Life Molecular Imaging GmbH and Ludger Dinkelborg.
10.4*+	Life Molecular Imaging Management EBITDA Generative Incentive Scheme Side Letter, dated July 11, 2025, by and between Life Molecular Imaging GmbH and Ludger Dinkelborg.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date:	May 7, 2026

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 7, 2026