Form 10-Q
period 2026-06-30
Lantheus Holdings, Inc.
filed 2026-08-06
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 65,272,369 shares of common stock, $0.01 par value, outstanding as of August 3, 2026.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$593,298	$359,121
Accounts receivable, net	352,887	358,640
Inventory, net	57,551	64,674
Income tax receivable	1,169	15,387
Other current assets	22,154	21,400
Assets held for sale	—	80,742
Total current assets	1,027,059	899,964
Investment in equity securities	118,980	42,213
Long-term notes receivable	24,526	—
Property, plant and equipment, net	153,270	163,686
Intangibles, net	689,335	722,779
Goodwill	239,050	239,517
Deferred tax assets, net	102,723	109,196
Other long-term assets	59,719	50,044
Total assets	$2,414,662	$2,227,399
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$697	$738
Accounts payable	48,109	42,906
Accrued expenses and other current liabilities	286,871	267,307
Liabilities held for sale	—	22,468
Total current liabilities	335,677	333,419
Asset retirement obligations	140	138
Long-term debt and other borrowings, net of current portion	570,354	568,678
Long-term deferred tax liabilities	54,057	54,246
Long-term contingent consideration liabilities, net of current portion	51,122	73,255
Other long-term liabilities	91,534	107,866
Total liabilities	1,102,884	1,137,602
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 72,506 and 71,827 shares issued; 65,265 and 64,586 shares outstanding at June 30, 2026, and December 31, 2025, respectively)	725	718
Additional paid-in capital	917,707	888,320
Treasury stock at cost; 7,241 shares at June 30, 2026 and December 31, 2025, respectively	(477,438)	(477,438)
Retained earnings	872,950	679,504
Accumulated other comprehensive loss	(2,166)	(1,307)
Total stockholders’ equity	1,311,778	1,089,797
Total liabilities and stockholders’ equity	$2,414,662	$2,227,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$388,180	$378,045	$765,513	$750,809
Cost of goods sold	146,325	137,034	292,736	272,098
Gross profit	241,855	241,011	472,777	478,711
Operating expenses
Sales and marketing	82,805	41,041	135,489	83,544
General and administrative	20,633	66,515	78,166	123,331
Research and development	38,202	45,489	77,581	81,803
Total operating expenses	141,640	153,045	291,236	288,678
Operating income	100,215	87,966	181,541	190,033
Interest expense	4,915	4,917	9,779	9,721
Investment in equity securities - unrealized loss (gain)	9,536	(14,573)	(5,369)	289
Gain on sale of business, net of transaction costs	(199)	—	(59,527)	—
Other income, net	(7,862)	(6,895)	(13,572)	(21,023)
Income before income taxes	93,825	104,517	250,230	201,046
Income tax expense	18,796	25,762	56,784	49,346
Net income	$75,029	$78,755	$193,446	$151,700
Net income per common share:
Basic	$1.15	$1.15	$2.98	$2.21
Diluted	$1.11	$1.12	$2.91	$2.14
Weighted average common shares outstanding:
Basic	65,160	68,516	64,949	68,591
Diluted	67,518	70,312	66,379	70,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$75,029	$78,755	$193,446	$151,700
Other comprehensive (loss) income:
Foreign currency translation adjustment	(299)	276	(859)	133
Comprehensive income	$74,730	$79,031	$192,587	$151,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2026
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2026	71,827	$718	7,241	$(477,438)	$888,320	$679,504	$(1,307)	$1,089,797
Net income	—	—	—	—	—	118,417	—	118,417
Other comprehensive loss	—	—	—	—	—	—	(560)	(560)
Stock option exercises and employee stock plan purchases	91	1	—	—	4,287	—	—	4,288
Vesting of restricted stock units	604	6	—	—	(6)	—	—	0
Shares withheld to cover taxes	(207)	(2)	—	—	(15,693)	—	—	(15,695)
Stock-based compensation	—	—	—	—	16,041	—	—	16,041
Balance at March 31, 2026	72,315	$723	7,241	$(477,438)	$892,949	$797,921	$(1,867)	$1,212,288
Net income	—	—	—	—	—	75,029	—	75,029
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Stock option exercises and employee stock plan purchases	126	1	—	—	6,854	—	—	6,855
Vesting of restricted stock units	86	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(21)	—	—	—	(2,102)	—	—	(2,102)
Stock-based compensation	—	—	—	—	20,007	—	—	20,007
Balance at June 30, 2026	72,506	$725	7,241	$(477,438)	$917,707	$872,950	$(2,166)	$1,311,778

	Six Months Ended June 30, 2025
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance at March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194
Net income	—	—	—	—	—	78,755	—	78,755
Other comprehensive income	—	—	—	—	—	—	276	276
Stock option exercises and employee stock plan purchases	56	1	—	—	2,444	—	—	2,445
Vesting of restricted stock units	48	—	—	—	—	—	—	—
Shares withheld to cover taxes	(9)	—	—	—	(963)	—	—	(963)
Repurchase of common stock	—	—	1,260	(100,000)	(245)	—	—	(100,245)
Stock-based compensation	—	—	—	—	22,321	—	—	22,321
Balance at June 30, 2025	71,702	$717	3,715	$(275,000)	$844,903	$597,645	$(1,482)	$1,166,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$193,446	$151,700
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	45,265	26,857
Adjustment to the fair value of asset retirement obligation	—	(4,727)
Amortization of debt-related costs	2,230	2,230
Change in fair value of contingent liabilities	(31,755)	—
Inventory adjustments	1,991	936
Stock-based compensation	36,048	43,519
Unrealized (gain) loss on investment in equity securities	(5,369)	289
Charges incurred pursuant to acquired in-process research and development	—	5,413
Deferred taxes	6,256	(5,577)
Long-term income tax payable and other long-term liabilities	687	(3)
Gain on sale of business, net of transaction costs	(59,527)	—
Gain on conversion of Installment Note	(2,525)	—
Other	(3,314)	3,263
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	1,044	(28,651)
Inventory	5,414	(5,410)
Other current and noncurrent assets	4,844	(1,916)
Accounts payable	1,580	9,365
Accrued expenses and other current and noncurrent liabilities	21,015	(2,619)
Net cash provided by operating activities	217,330	194,669
Cash flows from investing activities:
Capital expenditures	(5,561)	(16,679)
Acquisition of in-process research and development	—	(5,413)
Proceeds from sale of business, net of transaction costs	24,212	—
Proceeds from sale of assets	5,000	—
Acquisition of Lantheus Biosciences, net of cash acquired	312	—
Acquisition of Evergreen, net of cash acquired	—	(269,098)
Purchases of investment in equity securities	—	(5,000)
Net cash provided by (used in) investing activities	23,963	(296,190)
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(464)	(465)
Proceeds from stock option exercises	8,553	6,331
Proceeds from employee stock purchase plan	2,590	1,983
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(17,797)	(24,481)
Repurchase of common stock	—	(100,000)
Net cash used in financing activities	(7,118)	(116,632)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	929
Net increase (decrease) in cash, cash equivalents and restricted cash	234,189	(217,224)
Cash, cash equivalents and restricted cash, beginning of period	360,826	914,486
Cash, cash equivalents and restricted cash, end of period	$595,015	$697,262

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$593,298	$695,572
Restricted cash included in other long-term assets	1,717	1,690
Cash, cash equivalents and restricted cash at end of period	$595,015	$697,262

	Six Months Ended June 30,
	2026	2025
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$2,207	$6,834
Modification of lease agreement	$1,939	$5,789
Receipt of notes related to sale of business	$94,000	$—
Conversion of notes receivable into preferred stock	$70,000	$—
Contingent consideration assets related to sale of business	$6,500	$—
Contingent consideration liabilities related to the acquisition of Evergreen	$—	$43,042
Excise tax payable on net common stock repurchases	$—	$245
Right-of-use asset obtained in exchange for operating lease obligation	$4,822	$—
Right-of-use asset obtained in exchange for finance lease obligation	$316	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Lantheus Alpha” and “Meilleur” refer to Aphelion LLC, Lantheus Alpha Therapy, LLC and Meilleur Technologies, Inc., respectively, each a wholly-owned subsidiary of Lantheus Holdings; references to “Cerveau,” “Lantheus Real Estate,” “Progenics,” “Evergreen,” “Lantheus Radiopharm UK”, and “Lantheus Switzerland,” refer to Cerveau Technologies, Inc.; Lantheus MI Real Estate, LLC; Progenics Pharmaceuticals, Inc.; Evergreen Theragnostics, Inc.; Lantheus Radiopharmaceuticals UK Limited and Lantheus Switzerland GmbH, respectively, each a wholly-owned subsidiary of Lantheus Medical; references to “EXINI” refer to EXINI Diagnostics AB, a wholly-owned subsidiary of Progenics, and references to “Lantheus Biosciences” refer to Lantheus Biosciences Ltd. (or to Life Molecular Imaging Limited prior to the Company’s acquisition of it in July 2025 and a name change in February 2026), a wholly-owned subsidiary of Lantheus Radiopharm UK.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

2. Summary of Significant Accounting Policies

Equity Investments Without Readily Determinable Fair Values

The Company accounts for investments in equity instruments that do not have a readily determinable fair value and do not provide the Company with control or significant influence under the measurement alternative, defined as cost, less impairment, adjusted for subsequent observable price changes. The Company assesses relevant transactions that occur on or before the balance sheet date to identify observable price changes, and regularly monitors these investments to evaluate whether there is an indication that the investment is impaired.

Recent Accounting Pronouncements

The Company has considered the applicability and impact of all new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Accounting Pronouncements Adopted During the Period

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue by source as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Major Products /Service Lines
Product revenue, net(1)	$376,933	$374,547	$746,782	$741,465
License and royalty revenues	11,247	3,498	18,731	9,344
Total revenues	$388,180	$378,045	$765,513	$750,809

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

Revenue by product category on a net basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
PYLARIFY	$240,366	$250,642	$481,290	$508,296
Total oncology	240,366	250,642	481,290	508,296
Neuraceq	39,616	—	75,055	—
Total neurology	39,616	—	75,055	—
DEFINITY	88,279	83,939	172,906	163,150
Total cardiology	88,279	83,939	172,906	163,150
Strategic partnerships and other	19,919	11,590	36,262	22,337
SPECT	—	31,874	—	57,026
Total revenues	$388,180	$378,045	$765,513	$750,809

The following table presents the Company’s revenue by geographic region determined by location of customer or other party for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
United States	$368,292	94.9%	$356,304	94.2%	$722,717	94.4%	$714,059	95.1%
Rest of world	19,888	5.1%	21,741	5.8%	42,796	5.6%	36,750	4.9%
Total revenues	$388,180	100.0%	$378,045	100.0%	$765,513	100.0%	$750,809	100.0%

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

other factors that it believes could significantly impact its expected returns, including product recalls. Reserves for product returns are not significant to the Company due to the nature of its products including radiopharmaceutical products with limited half-lives.

Rebates

Estimates for rebates represent the Company’s estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and market share, Medicaid rebate programs for the Company’s products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

An analysis of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	105,315
Payments or credits made during the period	(101,299)
Balance at June 30, 2026	$70,464

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

The following table provides a roll forward of deferred revenue:

(in thousands)	Deferred Revenue
Balance at January 1, 2026	$6,984
Revenue recognized in relation to the beginning of the year contract liability balance	(3,226)
Revenue deferred	5,691
Balance at June 30, 2026	$9,449

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
Level 3 — Unobservable inputs that reflect the Company’s estimates about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan liabilities, contingent consideration liabilities and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company measured the Series E-1 convertible Preferred Stock of Illuminated, acquired in April 2026 upon conversion of the Installment Note at their initial fair value, with subsequent carrying value adjustments recorded for impairment and observable price changes. See the section entitled ”Installment Note” below for more information about this transaction. The Company recorded the contingent consideration liabilities resulting from the acquisitions of Evergreen and Lantheus Biosciences at fair value based on inputs that are not observable in the market. Consideration received from the sale of the SPECT business on January 1, 2026 was initially measured at fair value. See Note 8, “SPECT Business” for more information about the sale of the SPECT business in the first quarter of 2026.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2026
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$392,153	$392,153	$—	$—
Investment securities	46,859	46,859	—	—
Total assets	$439,012	$439,012	$—	$—
Liabilities:
Deferred compensation plan liabilities	$1,740	$1,740	$—	$—
Contingent consideration liabilities	65,041	—	—	65,041
Total liabilities	$66,781	$1,740	$—	$65,041

		December 31, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,791	$179,791	$—	$—
Investment securities	41,087	41,087	—	—
Total assets	$220,878	$220,878	$—	$—
Liabilities:
Deferred compensation plan liabilities	$943	$943	$—	$—
Contingent consideration liabilities	94,339	—	—	94,339
Total liabilities	$95,282	$943	$—	$94,339

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are invested in corporate-owned life insurance (“COLI”) and mutual funds at June 30, 2026. The mutual funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s condensed consolidated balance sheets. See Note 16, “Benefit Plans” for more information on the LDCP.

Perspective Therapeutics Inc. Equity Securities

At June 30, 2026, the Company held 11,677,339 shares of Perspective common stock (“Perspective Shares”). The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on their closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

fair value of the Perspective Shares as of June 30, 2026 was approximately $39.8 million based on a closing market price of $3.41 per share on June 30, 2026. The fair value of the Perspective Shares as of December 31, 2025 was approximately $32.1 million based on a closing market price of $2.75 per share on December 31, 2025. See Note 17, “Acquisitions” for further discussion of the Perspective transaction.

Radiopharm Theranostics Limited Equity Securities

The Company held 537,958,513 shares of Radiopharm common stock (“Radiopharm Shares”) as of June 30, 2026. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Stock Exchange (“ASX”). The fair value of the Radiopharm Shares is based on their closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of June 30, 2026 was approximately $7.0 million based on the converted closing market price of approximately $0.01 per share on June 30, 2026. The fair value of the Radiopharm Shares as of December 31, 2025 was approximately $9.0 million based on the converted closing market price of approximately $0.02 per share on December 31, 2025.

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

The Company estimated the fair value of the contingent consideration liabilities using a Monte Carlo simulation model in a risk-neutral framework, whereby the achievement of the future revenue and other specified earnings metrics associated with the contingent payments were simulated using a geometric Brownian motion model. The most significant unobservable inputs with respect to Neuraceq and other imaging agents in Lantheus Biosciences’s pipeline include revenue volatility and the probability of commercial success. A significant change in the revenue volatility or forecasted commercial revenue could result in a material fluctuation in the value of the contingent consideration liability.

The following table reflects the activity for the Company’s contingent consideration liabilities for these acquisitions, measured at fair value using Level 3 inputs for the six months ended June 30, 2026:

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3
Accrued Contingent
(in thousands)	Consideration
Balance at January 1, 2026	$94,339
Balance of short-term contingent consideration at January 1, 2026	3,881
Changes in fair value included in net income	(31,755)
Settlements	(1,424)
Balance at June 30, 2026	$65,041

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. For example, on June 26, 2026, the Company announced that the Food and Drug Association (the “FDA”) issued a Complete Response Letter (“CRL”) regarding the New Drug Application (“NDA”) for LNTH-2501, stating that the FDA could not approve the NDA by the June 29, 2026 extended Prescription Drug User Fee Act target action date due to unresolved third-party facility manufacturing-related conditions. The Company included this information in its assessment of the probability of success attached to the contingent consideration for LNTH-2501 as of June 30, 2026. As a result of the assessment of all such changes, including settlements, the Company determined the value of the contingent consideration liabilities related to the acquisitions to be $65.0 million at June 30, 2026, $29.3 million less than the December 31, 2025 value of $94.3 million, net of settlements. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded within operating expenses in the condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities.

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in thousands, except percent data):

	Fair Value at
Contingent Consideration Liability	June 30, 2026	December 31, 2025	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Development and commercialization milestones	$18,599	$42,378	Discounted cash flow	Payment discount rate	8.2% - 11.4%	8.2%
				Probability of payment	0.0% - 100.0%	94.3%
				Range of expected payment dates	2027 - 2037	N/A

Sales milestones	26,341	30,877	Scenario analysis	Revenue volatility	29.0% - 51.0%	46.7%
				Revenue discount rate	8.6% - 18.7%	16.7%

Assumed contingent consideration from Piramal SPA	20,101	21,084	Scenario analysis	EBITDA volatility	60.0%	60.0%
				EBITDA discount rate	21.0% - 21.0%	21.0%
Total contingent consideration liabilities	$65,041	$94,339

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration, as described below.

Installment Note

The Company received a promissory note from Illuminated, with a principal amount of $70.0 million that bears no interest and has a maturity date of June 14, 2028 (the “Installment Note”). The Company estimated the fair value of the Installment Note issued on January 1, 2026 using a probability-weighted discounted cash flow model. The discount upon issuance of the Installment Note is being recognized into other income, net in the Company’s condensed consolidated statements of operations for the periods in which the instrument remains outstanding.

Illuminated completed a qualified financing in February 2026, resulting in the conversion of the Installment Note into Series E-1 convertible preferred stock of Illuminated (the “Series E-1 Preferred”) on April 6, 2026 (the “Conversion Date”). On the Conversion Date and in accordance with the Installment Note, the Company entered into an Adoption Agreement with Illuminated pursuant to which the Company acquired 2,545,454 shares of Series E-1 Preferred upon the conversion in full and cancellation of the $70.0 million Installment Note at a conversion price of $27.50 per share. The Company estimated the fair value of the Series E-1 Preferred at $70.0 million based on the contemporaneous price paid by third-party investors for identical Series E-1 Preferred shares in Illuminated’s February 2026 qualified financing and in subsequent financings during the three months ended June 30, 2026. At the Conversion Date, the carrying value of the Installment Note was $70.0 million, with an unamortized discount of $2.5 million, and the fair value of the Series E-1 Preferred was $70.0 million, resulting in a $2.5 million gain on conversion of the Installment Note. The gain on conversion of the Installment Note is included in other income, net on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026.

The Series E-1 Preferred is convertible, at any time upon the election of the holder, into shares of Illuminated common stock on a one-for-one-basis, votes on an as-converted basis alongside other shares of Illuminated’s preferred stock, and entitles the holders of the Series E-1 Preferred, voting as a single class along with the holders of all other shares of Series E convertible preferred stock, to elect one member to Illuminated’s board of directors, subject to certain minimum ownership thresholds. The Series E-1 Preferred are equity securities and within the scope of ASC 321, “Investments - Equity Securities.” The Company elected the measurement alternative for this investment in the Series E-1 Preferred because the shares do not have a readily determinable fair value and therefore are excluded from the assets and liabilities measured at fair value on a recurring basis table above. Under this alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted for changes from observable price changes in orderly transactions for identical or similar investments. As of June 30, 2026, the carrying value of the investment in Series E-1 Preferred was $70.0 million and is included in investment in equity securities on the Company’s condensed consolidated balance sheet.

Seller Note

The Company received an unsecured promissory note from SHINE SPECT (the “Seller Note”), with a principal amount of $20.0 million, an 8.0% annual interest rate payable semi-annually of which up to half can be paid in-kind, and a maturity date of the earlier of January 1, 2029 or completion of an initial public offering by Illuminated (“SHINE IPO”). The terms of the Seller Note are governed by a Subordination Agreement dated January 1, 2026, by and between Lantheus Medical, SHINE SPECT and other parties (the “Subordination Agreement”). Pursuant to the Seller Note, if a change in control or a material financing (each as defined in the Seller Note) occurs on or prior to the maturity date, the Company has the option to require a cash repayment equal to the outstanding principal amount of the Seller Note plus accrued interest, subject to the terms of the Subordination Agreement. In addition, SHINE SPECT has the option to prepay the Seller Note prior to the maturity date, subject to the Subordination Agreement. At issuance, the Company concluded that certain contingent repayment and acceleration features embedded within the Seller Note require separate accounting as an embedded derivative under ASC 815, “Derivatives and Hedging.” Accordingly, the Company recognized an immaterial derivative asset related to those features. The Company estimated the fair value of the Seller Note on January 1, 2026 using a discounted cash flow technique that incorporated probability-weighted repayment scenarios including scenarios involving the timing of payments. In connection with that analysis, the Company identified an immaterial embedded derivative that was bifurcated from the host debt contract. The carrying amount of the host debt instrument was determined after giving effect to the bifurcation of the embedded derivative. The resulting debt discount on the host debt-instrument is being accreted into other income, net in the Company’s condensed consolidated statements of operations over the period the Seller Note remains outstanding.

Deferred Cash Purchase Price

The Company will receive $20.0 million in cash on the earlier of (i) January 1, 2029 or (ii) a SHINE IPO (“Deferred Cash Purchase Price”). If the Deferred Cash Purchase Price is not paid by January 1, 2029, the Company will be entitled to an additional $5.0 million of cash

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consideration, for a total of $25.0 million in cash to be paid no later than January 1, 2030. The Company estimated the fair value of the Deferred Cash Purchase Price on January 1, 2026 using a probability-weighted discounted cash flow technique that incorporated various repayment timing scenarios, including the potential timing of a SHINE IPO. In connection with its accounting analysis of the Deferred Cash Purchase Price, the Company identified an immaterial derivative related to certain contingent repayment features and bifurcated those features from the host contract. The resulting discount on the host contract is being accreted into other income, net in the Company’s condensed consolidated statements of operations over the period in which the instrument remains outstanding.

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

All components of net consideration received were measured at fair value on January 1, 2026 in computing the gain on sale of business. The fair value of total net consideration received by the Company on January 1, 2026 was approximately $131.2 million, including $32.1 million in cash, as well as other instruments as follows:

(in thousands)
Cash consideration received(1)	$32,141
Installment Note	67,200
Seller Note	14,500
Deferred Cash Purchase Price	12,300
Net contingent consideration receivable	5,081
Total net consideration received	$131,222

(1)
This amount includes a net working capital settlement of $0.7 million, which was included in accounts receivable, net on the Company’s condensed consolidated balance sheet as of June 30, 2026 and subsequently received on July 1, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income tax expense	$18,796	$25,762	$56,784	$49,346
Effective tax rate	20.0%	24.6%	22.7%	24.5%

Our effective tax rate for the three months ended June 30, 2026 differs from the U.S. statutory rate of 21% primarily due to the non-taxable change in fair value of contingent consideration, partially offset by state income taxes and the change in valuation allowance related to the fluctuation in value of our investment in equity securities balance.

Our effective tax rate for the six months ended June 30, 2026 differs from the U.S. statutory rate of 21% primarily due to state income taxes, partially offset by the non-taxable change in fair value of contingent consideration.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Inventory, Net

Inventory, net of related reserves, consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials	$28,277	$25,927
Work in process	8,944	16,335
Finished goods	20,330	22,412
Total inventory, net	$57,551	$64,674

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Land	$3,020	$3,020
Buildings	50,832	49,913
Machinery, equipment and fixtures	113,143	110,587
Computer software	56,315	55,550
Construction in progress	13,876	17,406
Total gross property, plant and equipment	237,186	236,476
Less - accumulated depreciation and amortization	(83,916)	(72,790)
Total property, plant and equipment, net	$153,270	$163,686

Depreciation and amortization expense related to property, plant and equipment, net, was $5.9 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively, and $11.8 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

Consideration received from SHINE SPECT on the Disposition Date consisted of cash, the Installment Note, the Seller Note, the Deferred Cash Purchase Price and the right to certain contingent consideration. All components of consideration received were measured at fair value on the Disposition Date in computing the gain on sale of business, net of transaction costs. The fair value of total net consideration received on the Disposition Date was approximately $131.2 million. See Note 4, “Fair Value of Financial Instruments” for more information on the total net consideration received for the Disposition.

The Company recognized a gain on sale of the SPECT business, net of transaction costs of $0.2 million and $59.5 million, for the three and six months ended June 30, 2026, respectively. The Company recorded a post-closing working capital settlement related to the sale of its SPECT business which was partially offset by miscellaneous asset and liability true-ups during the three months ended June 30, 2026. In addition, the six month period ended June 30, 2026 includes the Disposition Date fair value of consideration received of $131.2 million, including a $0.7 million net working capital settlement determined during the three months ended June 30, 2026, less the carrying value of the deconsolidated assets and liabilities of approximately $64.5 million and is net of transaction costs incurred and paid by the Company of $7.2 million during the first quarter of 2026. This gain on sale of business, net of transaction costs is presented within non-operating income on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the estimated carrying amounts of assets and liabilities held for sale related to the SPECT business as of December 31, 2025:

December 31,
(in thousands)	2025
Assets:
Accounts receivable, net	$14,261
Inventory	11,641
Other current assets	2,991
Property, plant and equipment, net	49,244
Intangible assets, net	871
Goodwill	1,734
Total assets held-for-sale	$80,742

Liabilities:
Accounts payable	3,039
Accrued expenses and other liabilities	1,976
Asset retirement obligation	17,453
Total liabilities held-for-sale	$22,468

9. Accrued Expenses, and Other Current and Long-Term Liabilities

Accrued expenses, and other current and long-term liabilities are comprised of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Compensation and benefits	$45,759	$63,244
Freight, distribution and operations	73,397	75,995
Accrued rebates and discounts	70,464	66,448
Accrued professional fees	16,566	26,511
Accrued research and development expenses	12,003	12,964
Accrued sales and marketing expenses	36,035	4,885
Income taxes payable	4,029	3,574
Short-term contingent consideration	13,919	3,882
Other	14,699	9,804
Total accrued expenses and other current liabilities	$286,871	$267,307

Operating lease liabilities	$53,907	$50,016
Other long-term liabilities	37,627	57,850
Total other long-term liabilities	$91,534	$107,866

10. Goodwill and Intangibles, Net

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2026:

(in thousands)	Amount
Balance at January 1, 2026	$239,517
Lantheus Biosciences adjustments	(312)
Foreign currency translation adjustments	(155)
Balance at June 30, 2026	$239,050

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangibles, net, consisted of the following:

	June 30, 2026
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,583)	$957
Customer relationships	5	Accelerated	102,844	(95,126)	7,718
Currently marketed products	9 - 10.5	Straight-line	492,800	(107,534)	385,266
Licenses	13 - 16	Straight-line	22,233	(14,649)	7,584
Developed technology	7 - 9	Straight-line	55,982	(17,172)	38,810
Total amortizable intangibles			687,399	(247,064)	440,335
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,399	$(247,064)	$689,335

	December 31, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,509)	$1,031
Customer relationships	5	Accelerated	102,958	(90,834)	12,124
Currently marketed products	9 - 10.5	Straight-line	492,800	(83,013)	409,787
Licenses	13 - 16	Straight-line	22,233	(14,167)	8,066
Developed technology	7 - 9	Straight-line	55,982	(13,211)	42,771
Total amortizable intangibles			687,513	(213,734)	473,779
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,513	$(213,734)	$722,779

The Company recorded amortization expense for its intangible assets of $16.7 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $33.4 million and $16.0 million for the six months ended June 30, 2026 and 2025, respectively.

The table below summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2026	$33,451
2027	61,380
2028	58,074
2029	57,930
2030	49,041
2031 and thereafter	180,459
Total	$440,335

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Long-Term Debt, and Other Borrowings, Net of Current Portion

The carrying value of the Company’s long-term debt and other borrowings, net of current portion is comprised of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Principal amount 2.625% Convertible Senior Notes due December 2027	$574,996	$574,996
Unamortized debt issuance costs	(5,048)	(6,829)
Finance lease liabilities	1,103	1,249
Total	571,051	569,416
Less: current portion of long-term debt and other borrowings	(697)	(738)
Total long-term debt and other borrowings, net of current portion	$570,354	$568,678

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

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of June 30, 2026, there were no outstanding borrowings under the 2022 Revolving Facility.

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

The Notes are senior unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023, and will mature on December 15, 2027 unless earlier redeemed, repurchased or converted in accordance with their terms. The initial conversion rate for the Notes is 12.5291 shares of the Company’s common stock per $1,000 in principal amount of Notes (which is equivalent to an initial conversion price of approximately $79.81 per share of the Company’s common stock (the “Conversion Price”), representing an initial conversion premium of approximately 42.5% above the closing price of $56.01 per share of the Company’s common stock on December 5, 2022). In no event shall the conversion rate per $1,000 in principal amount of the Notes exceed 17.8539 shares of the Company’s common stock. Prior to the close of business on the business day immediately preceding September 15, 2027, the Notes may be converted at the option of the holders only upon occurrence of specified events and during certain periods, and thereafter until the close of business on the business day immediately preceding the maturity date, the Notes may be converted at any time. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Company may redeem for cash all or any portion of the Notes, at its option if the closing sale price per share of the Company’s common stock exceeds 130% of the Conversion Price of the Notes for at least 20 trading days of the last 30 consecutive trading days of the quarter. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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
•
Additional Interest Features: The Notes may result in additional interest if the Company fails to timely file any document or report that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will pay additional interest on the Notes at a rate equal to 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day the Company’s failure to file has occurred or the Notes are not otherwise freely tradable. Further, if the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, by holders other than Company affiliates or holders that were Company affiliates at any time during the three months immediately preceding as of the 385th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes at a rate equal to (i) 0.25% to 0.50% per annum based on the principal amount of Notes outstanding for each day until the restrictive legend has been removed from the Notes, the Notes are assigned an unrestricted CUSIP and the Notes are freely tradable. The Company concluded that the interest feature is unrelated to the credit risk and should be bifurcated from the Notes, however, the Company assessed the probabilities of triggering events occurring under these features and does not expect to trigger the aforementioned events. These events will continue to be monitored to determine whether the interest feature will be bifurcated if it has value.

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

Holders of the Notes may elect to convert their Notes during a calendar quarter if the trading price of the Company’s common stock was greater than or equal to 130% of the Conversion Price of the Notes (or $103.75 per share) for at least 20 trading days of the last 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Stock Price Conversion Threshold”). During the second quarter of 2026, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold. As a result, the Notes are not convertible at the option of the holders of the Notes during the third quarter of 2026. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470-10, the Company classified the carrying value of the Notes as long-term debt and other borrowings on the Company’s condensed consolidated balance sheets as of June 30, 2026.

As of June 30, 2026, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $5.0 million, and the fair value of the liability was $840.1 million. The Company recorded interest expense of approximately $3.8 million and $7.5 million related to the Notes for the three and six months ended June 30, 2026, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Stockholders' Equity and Stock-Based Compensation

Equity Incentive Plan

On April 30, 2026, the Company’s shareholders approved the Amended and Restated 2026 Equity Incentive Plan (the “2026 Plan”) which amended and restated the 2015 Equity Incentive Plan (the “2015 Plan”) to (i) increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares, (ii) effect the name change of the 2026 Plan, (iii) change the provision regarding non-employee director compensation limits from a number of shares of common stock not to exceed 500,000 shares to total compensation of (a) no more than $1,250,000 in combined cash and equity awards during such director’s year of appointment and (b) no more than $750,000 in combined cash and equity awards in any other year of service, and (iv) remove and revise certain provisions that were otherwise required for awards to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, prior to the repeal of the applicable limitations thereunder. The 2026 Plan is administered by the Board of Directors (the “Board”) and permits the granting of stock, stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, officers, directors and consultants of the Company. As of June 30, 2026, the aggregate shares of common stock reserved for issuance under the 2026 Plan, as amended, is 16,930,277 shares.

Common Stock Repurchases

On July 31, 2025, the Company’s Board of Directors (“Board”) authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). During the three and six months ended June 30, 2026, the Company did not repurchase any of its common stock under the 2025 Program. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program as of June 30, 2026.

Employee Stock Purchase Plan

The Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan, (the “2023 ESPP”) provides for the granting of up to 500,000 shares of the Company’s common stock to eligible employees. The 2023 ESPP allows eligible employees to contribute up to 15% of their qualifying compensation toward the semi-annual purchase of the Company’s common stock in March and September of each year, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of the stock on the last trading day of each Offering Period (as defined in the 2023 ESPP); or the first trading day of each Offering Period. In March 2026, the Company issued 58,907 shares under the 2023 ESPP. As of June 30, 2026, the number of shares available for issuance under the 2023 ESPP was 340,393 shares. The Company calculates the fair value of the shares issued under the 2023 ESPP using the Black-Scholes model at the commencement of an Offering Period in March and September of each year and the related expense is recorded over the Offering Period.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$2,833	$2,961	$4,399	$6,236
Sales and marketing	5,227	4,512	8,970	8,043
General and administrative	8,161	11,814	17,561	23,184
Research and development	3,786	3,034	5,118	6,056
Total stock-based compensation expense	$20,007	$22,321	$36,048	$43,519

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Net Income Per Common Share

A summary of net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$75,029	$78,755	$193,446	$151,700

Basic weighted-average common shares outstanding	65,160	68,516	64,949	68,591
Effect of dilutive stock options	267	215	196	243
Effect of dilutive restricted stock	1,058	924	994	1,203
Effect of convertible notes	1,033	657	240	859
Diluted weighted-average common shares outstanding	67,518	70,312	66,379	70,896

Net income per common share:
Basic	$1.15	$1.15	$2.98	$2.21
Diluted	$1.11	$1.12	$2.91	$2.14

Antidilutive securities excluded from diluted net income per common share	570	1,287	895	1,272

Impact of the Convertible Notes

The Company considers shares issuable upon conversion of the Notes to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company considers the Notes to be participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the stock price at the time such dividend is declared, the holders of the Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic income attributable to common shareholders is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the three and six months ended June 30, 2026 and 2025, no such dividend was declared, and the Company’s earnings per share did not exceed its share price. The Company is required to settle the principal amount of the Notes in cash upon conversion, and convertibility of the Notes is dependent upon the Company’s share price. Therefore, the Company used the if-converted method for calculating the dilutive effect of the conversion option on diluted net income per share. The conversion option will have a dilutive impact on net income per share of Common Stock when the average price per share of the Company's common stock for a given period exceeds the Conversion Price of the Notes. See Note 11, “Long-Term Debt, and Other Borrowings, Net of Current Portion” for further discussion on the Notes.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Other Income

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Foreign currency (gain) loss	$910	$342	$(293)	$420
Interest income	(6,259)	(7,213)	(11,229)	(16,695)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	—	—	—	(4,727)
Gain on conversion of Installment Note(2)	(2,525)	—	(2,525)	—
Other	12	(24)	475	(21)
Total other income, net	$(7,862)	$(6,895)	$(13,572)	$(21,023)

(1)
In 2025, the Company revised certain inputs to its estimate of decommissioning costs expected to be incurred throughout the period of remediation, which reduced the estimate of remediation costs at the time by $4.7 million. See Note 9, “Asset Retirement Obligations” included in the Company’s Form 10-K for the year ended December 31, 2025 for more information.
(2)
In April 2026, the Company converted the $70.0 million Installment Note received upon the sale of its SPECT business into the Series E-1 Preferred. Upon conversion, the Company recognized a gain on conversion of $2.5 million. See Note 4, “Fair Value of Financial Instruments,” above for more information.

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

On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware (the “District Court”) by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA (collectively known as “ADACAP” in the court proceedings), each a Novartis entity, for patent infringement in response to the filing of our Abbreviated New Drug Application and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. In December 2025, the court conducted its trial. On June 17, 2026, the District Court issued an opinion in Lantheus’ favor; specifically, the District Court determined that all the patents asserted by ADACAP are invalid. On June 23, 2026, ADACAP appealed the District Court’s decision to the Court of Appeals for the Federal Circuit (“CAFC”) and moved for an emergency injunction to stay Lantheus’ launch of PNT2003 pending appeal. On July 2, 2026, the CAFC denied ADACAP’s motion to stay Lantheus from launching PNT2003 during the appeal process. As of the date of this Form 10-Q, the Company is waiting for final FDA approval and participating in the appeal briefing process on an expedited basis which will culminate in an oral hearing before the CAFC currently scheduled for December 14, 2026. The timing of the oral hearing and the final decision of the CAFC on ADACAP’s appeal is not known. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

On September 9, 2025, an alleged stockholder initiated a putative securities class action against the Company in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of the Company’s named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

material facts) in violation of the Exchange Act. The lead plaintiff filed an amended complaint on March 13, 2026. The Company and its executives filed a motion to dismiss the amended complaint on May 11, 2026, and under the operative scheduling order, that motion will be fully briefed by August 10, 2026. Additionally, on December 17, 2025, another alleged stockholder of the Company filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of the Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. The derivative action is stayed pending one or more of the following events: (i) a public announcement of any settlement of the putative securities class action; (ii) a ruling on the defendants’ motion to dismiss; or (iii) a dismissal with prejudice of the putative securities class action and exhaustion of all related appeals. Because the outcome of litigation is uncertain, the Company cannot predict how or when these matters will ultimately be resolved.

As of June 30, 2026, the Company was not a party to any other material ongoing legal proceedings and has determined that the aforementioned matters are not expected to have a material adverse effect on its business or consolidated financial results.

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

Repurchase of License

In June 2026, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with its distributor in China pursuant to which the Company repurchased from the distributor the license to DEFINITY in China along with the related materials, approvals and clinical trial research that had been accumulated since the original Distribution and Supply Agreement between the same parties (the “Supply Agreement”), which was executed in April 2012. The Company’s repurchase right was in accordance with the Supply Agreement. The total consideration to be paid as part of the Repurchase Agreement is $30.0 million, which is expected to be paid in three tranches by the end of the first quarter of 2027 upon satisfaction of certain conditions.

The Company accrued $30.0 million related to the Repurchase Agreement. The amount is recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2026 and was fully expensed to sales and marketing expenses on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

As of June 30, 2026, assets and liabilities held by the Trust were $2.1 million and $1.7 million, respectively. As of December 31, 2025, assets and liabilities held by the Trust were $1.1 million and $0.9 million, respectively. Assets and liabilities held by the Trust as of each such date were included in other long-term assets, accrued expenses and other current and long-term liabilities in the Company’s condensed consolidated balance sheets. Changes in the value of the LDCP assets and liabilities are charged to investment in equity securities - unrealized loss (gain) and to general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations and were de minimis for the three and six months ended June 30, 2026.

17. Acquisitions

Acquisition of Businesses

Agreement and Plan of Merger with Curium Pharma

On August 3, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curium US Holdings LLC (the “Parent”) and Coco Merger Sub Inc. (the “Merger Sub”), pursuant to which the Parent will acquire the Company by means of a statutory merger of the Merger Sub with and into the Company, with the Company surviving as the Parent’s wholly-owned subsidiary (the “Merger”). See Note 19, “Subsequent Event,” for more information on the Merger.

Evergreen Theragnostics, Inc.

On April 1, 2025 (the “ Evergreen Closing Date”), the Company acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Acquisition”), pursuant to the terms of the Evergreen Merger Agreement. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing organization services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Acquisition, the Company made an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Evergreen Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Acquisition, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per terms of the merger agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s consolidated statements of operations in 2025.

In the event of achievement of specified milestones, the Company would be required to pay up to an additional $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte Carlo simulation for sales milestones and a probability-weighted DCF approach for development and commercialization milestones. The fair value of the total contingent consideration is included in long-term contingent consideration liabilities, net of current portion in the Company’s condensed consolidated balance sheets at June 30, 2026.

The acquisition date fair value of the consideration transferred in the Evergreen Acquisition consisted of the following (in thousands):

(in thousands)
Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

The Evergreen Acquisition was accounted for as an acquisition of a business under ASC 805, “Business Combinations (“ASC 805”),” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period, which is up to one year from the acquisition date. Fair value estimates are based on a complex series of judgments about future events and uncertainties and relies on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s condensed consolidated statements of operations.

The purchase accounting for the Evergreen Acquisition has been finalized. The following table summarizes the final fair value of assets acquired and liabilities assumed as of the date of acquisition:

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company used a discount rate of 11.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Evergreen’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $116.2 million recognized in connection with the Evergreen Acquisition is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company did not incur any acquisition- and integration -related costs during the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company incurred $1.9 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees. The Company incurred $14.7 million and $17.2 million of acquisition- and integration-related costs in the three and six months ended June 30, 2025, respectively. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

Lantheus Biosciences Ltd.

On July 21, 2025, Lantheus Radiopharm UK acquired the entire issued share capital of Lantheus Biosciences pursuant to the LMI Purchase Agreement with Life Medical, Life Healthcare Group Holdings Limited and Lantheus Medical as Lantheus Radiopharm UK’s guarantor (such acquisition, the “LMI Acquisition”). Lantheus Biosciences possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, R&D capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan. As consideration for the LMI Acquisition, the Company remitted an upfront payment of $355.2 million in cash to Life Medical. In November 2025 and in accordance with the terms of the LMI Purchase Agreement, the Company finalized the net working capital accounts with Life Medical and received a $2.3 million payment from Life Medical. The Company received an additional $0.3 million working capital settlement from Life Medical in April 2026. The total $2.6 million payments were recorded as adjustments to purchase consideration since the date of acquisition.

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

The potential remaining earn-out and milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte Carlo simulation in a risk-neutral framework. The fair value of the total contingent consideration is included in accrued expenses and other current liabilities, long-term contingent consideration liabilities, net of current portion and other long-term liabilities in the Company’s condensed consolidated balance sheets at June 30, 2026.

The acquisition date fair value of the provisional consideration transferred in the LMI Acquisition consisted of the following:

(in thousands)	Preliminary Estimate	Measurement Period Adjustment	Final
Cash consideration	$355,204	$(2,590)	$352,614
Fair value of contingent consideration	27,000	—	27,000
Total purchase consideration	$382,204	$(2,590)	$379,614

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

As of June 30, 2026, the purchase accounting for the LMI Acquisition has not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

tax implications of the purchase price allocation, the final allocation may result in additional changes to other assets and liabilities. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$46,193
Accounts receivable, other(1)	25,123
Inventory	1,125
Prepaid expenses and other current assets	1,974
Property, plant and equipment, net	4,979
Intangibles(2)	394,000
Deferred tax assets	15,993
Other long-term assets	11,506
Total identifiable assets acquired	$500,893
Liabilities assumed:
Accounts payable	$(5,715)
Accrued expenses and other current liabilities	(25,964)
Deferred tax liabilities	(72,570)
Other long-term liabilities	(79,904)
Total liabilities assumed	(184,153)
Net assets acquired	$316,740
Purchase consideration	$379,614
Goodwill(3)	$62,874

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
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Lantheus Biosciences’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $62.9 million recognized in connection with the LMI Acquisition is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $1.9 million and $3.8 million of acquisition and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three and six months ended June 30, 2026. The Company incurred $36.7 million of acquisition- and integration-related costs in 2025. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

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

Also effective January 8, 2024, the Company obtained certain options and rights from Perspective for an aggregate upfront payment of $28.0 million in cash. The options and rights received from Perspective that remain open are as follows:

•
An option from Perspective to negotiate for an exclusive license under the rights of Perspective and its affiliates to Perspective’s Pb212-VMT-α-NET, a clinical stage alpha therapy developed for the treatment of neuroendocrine tumors, to develop, manufacture, commercialize and otherwise exploit its VMT-α-NET product candidate.
•
A right to co-fund the investigational new drug application (“IND”) enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.

None of these options and rights have been exercised as of June 30, 2026.

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

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $11.2 million in 2025 and $36.0 million in 2024 were recognized in R&D expenses related to the RM2 Asset Purchase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Program third-party research and development expenses	$8,475	$8,938	$20,263	$17,367
Other research and development expenses(1)	29,727	36,551	57,318	64,436
Total research and development expenses	$38,202	$45,489	$77,581	$81,803

(1)
Other R&D expenses consist of all other R&D costs incurred for the benefit of multiple R&D programs, including legal, employee costs, depreciation, information technology, other facility-based expenses and other third-party costs.

Geographic Information

See Note 3, “Revenue from Contracts with Customers” for a disaggregation of revenue by geographic region. Long-lived assets by geographic region, which are based on asset location, are not presented because it is impracticable to do so.

19. Subsequent Event

Pending Merger with Curium US Holdings LLC

On August 3, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curium US Holdings LLC, (the “Parent”), and Coco Merger Sub Inc. (the “Merger Sub”), pursuant to which the Parent will acquire the Company by means of a statutory merger of the Merger Sub with and into the Company, with the Company surviving as the Parent’s wholly-owned subsidiary (the “Merger”).

Pursuant to the Merger Agreement, the Parent will acquire all of the outstanding shares of the Company’s common stock for $102.50 per share in cash at closing. In addition, the Company’s shareholders will receive one contingent value right (“CVR”) representing the right to receive up to $12.00 per share in cash when and if payable, subject to the terms and conditions set forth in a contingent value rights agreement to be entered into among the Parent, the Company and a rights agent selected by the Parent and reasonably acceptable to the Company. The Merger is currently expected to close in the first half of 2027, subject to satisfaction of customary closing conditions, including receipt of Company shareholder approval and required regulatory approvals. Upon completion of the Merger, the Company’s common stock will be delisted from the NASDAQ Global Market and deregistered under the Securities and Exchange Act of 1934, as amended. For additional details regarding the Merger, please see our Current Report on Form 8-K filed with the SEC on August 4, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipated,” “believes,” “can,” “commitment,” “could,” “designed,” “ensuring,” “estimates,” “expects,” “generate,” “impact,” “increasingly,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pipeline,” “plans,” “potential,” “predict,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding potential or pending acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses related to such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion, penetration and reimbursement for our established commercial products, particularly PYLARIFY, DEFINITY and Neuraceq, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to complete the technology transfer across our positron emission tomography (“PET”) manufacturing facilities (“PMF”) network for PYLARIFY TruVu, the new formulation of our F-18 prostate-specific membrane antigen (“PSMA”) PET imaging agent approved by the U.S. Food and Drug Administration (“FDA”) on March 6, 2026, to obtain FDA approval for each PMF to manufacture PYLARIFY TruVu, to obtain adequate coverage and payment, including transitional pass-through payment status (“TPT Status”), for PYLARIFY TruVu, to have payers add Healthcare Common Procedure Coding System (“HCPCS”) coding to their systems on a timely basis and to have customers adopt PYLARIFY TruVu; (iii) the availability of raw materials, key components, equipment, manufacturing time slots, either used in the production of our products and product candidates, or by customers of our products and product candidates, including, but not limited to PET scanners for PYLARIFY, PYLARIFY TruVu, Neuraceq, MK-6240, LNTH-2501 and NAV-4694; (iv) our ability to have third parties manufacture our products and product candidates and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (v) our ability to satisfy our obligations under our existing clinical development partnerships using Neuraceq, MK-6240 or NAV-4694 and other assets as a research tool and under the license agreements through which we have rights to those assets, and to further develop and commercialize MK-6240 and NAV-4694 as approved products; (vi) our ability to continue to successfully integrate acquisitions, including of Lantheus Biosciences, which could be impacted by unforeseen expenses related to integration activities, the potential for unforeseen liabilities within that business, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vii) our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 edotreotide injection, which has been studied for use in conjunction with a PET scan to stage and localize neuroendocrine tumors in adult and pediatric patients, including resolving certain unresolved facility inspection-related conditions identified in the Complete Response Letter issued by the FDA on June 26, 2026, and to successfully commercialize LNTH-2501, if approved; (viii) our ability to obtain final FDA approval for PNT2003, which received FDA tentative approval earlier this year, to successfully defend the favorable District Court ruling invalidating all patents asserted by ADACAP, which is currently on appeal before the Court of Appeals for the Federal Circuit, and the timing, execution and success of the launch and commercialization of PNT2003, if approved; (ix) the cost, efforts and timing for clinical development, manufacturing, regulatory approval, adequate coding, coverage and payment and successful commercialization of our newly approved products, product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake, including those investigational assets for which FDA approval has been obtained or is anticipated to be obtained this year; (x) the timing, execution, and success of our strategic program to simplify and streamline our operations so we can focus mainly on our radiodiagnostic business and pursue value-maximizing alternatives for our radiotherapeutic assets, (xi) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products; (xii) the timing and outcome of alleged stockholder actions filed against us; (xiii) the effect that changes to management, including the recent turnover in our leadership and senior management team, could have on our business; (xiv) our ability and the ability of Curium US Holdings LLC to complete the transactions contemplated by the Merger Agreement, including the parties’ ability to satisfy the closing conditions in the agreement; (xv) statements about the expected time frame for completing the proposed acquisition of us by Curium US Holdings LLC; (xvi) our and Curium US Holdings LLC’s beliefs and expectations and statements about the benefits sought to be achieved by the proposed acquisition; (xvii) the potential effects of the proposed acquisition on us and Curium US Holdings LLC and (xviii) the possibility of any termination of the Merger Agreement.

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

We produce and market our products throughout the United States (the “United States” or “U.S.”), selling primarily to hospitals, independent imaging centers, large specialty group practices and government facilities. Outside the United States, we generally sell our products through a combination of direct distribution in Canada, third-party distribution relationships in Europe, Australia, Asia-Pacific, Central America, and South America and through licensing agreements granting exclusive rights to develop and commercialize certain products.

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

Agreement and Plan of Merger with Curium US Holdings LLC

On August 3, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curium US Holdings LLC (the “Parent”) and Coco Merger Sub Inc. (the “Merger Sub”), pursuant to which the Parent will acquire all the outstanding shares of the our common stock for $102.50 per share in cash at closing. In addition, our shareholders will receive one contingent value right (“CVR”) representing the right to receive up to $12.00 per share in cash when and if payable, subject to the terms and conditions set forth in a contingent value rights agreement to be entered into among the Parent, us and a rights agent selected by the Parent and reasonably acceptable to us. The transaction is currently expected to close in the first half of 2027, subject to satisfaction of customary closing conditions, including receipt of our shareholders’ approval and regulatory approvals.

Complete Response Letter for LNTH-2501 New Drug Application (“NDA”)

On March 17, 2026, we announced that the FDA has extended its review of the NDA for LNTH-2501, moving the Prescription Drug User Fee Act (“PDUFA”) target action date from March 29, 2026 to June 29, 2026. On June 26, 2026, we announced that the FDA issued a Complete Response Letter (“CRL”) regarding the NDA, stating that the agency could not approve the NDA by the June 29, 2026 extended PDUFA target action date due to unresolved third-party facility manufacturing-related conditions. The third-party facility is responsible for drug product manufacturing. Satisfactory resolution of the unresolved facility inspection-related conditions and approval of a resubmitted NDA is required before the LNTH-2501 NDA may be approved. LNTH-2501 is a diagnostic kit for the preparation of Gallium-68 (“Ga-68”) edotreotide injection, which has been studied for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients. The CRL did not identify any concerns regarding the data we submitted in support of the application, nor did it identify any issues related to the safety or efficacy of LNTH-2501.

Repurchase of License

In June 2026, we entered into a repurchase agreement (the “Repurchase Agreement”) with our distributor in China pursuant to which we repurchased from our distributor the license to DEFINITY in China along with the related materials, approvals, clinical trial research that had been accumulated since the original Distribution and Supply Agreement between the same parties (the “Supply Agreement”), which was executed in April 2012. The right to repurchase was in accordance with the Supply Agreement. The total consideration to be paid as part of the Repurchase Agreement is $30.0 million, which is expected to be paid in three tranches by the end of the first quarter of 2027 upon satisfaction of certain conditions.

Approval of PYLARIFY TruVu

On March 6, 2026, we announced that the FDA approved PYLARIFY TruVu (piflufolastat F18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy, or suspected recurrence based on elevated serum prostate-specific antigen (“PSA”). PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and serve broader geographic markets. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu. We plan to work closely with clinicians and PET manufacturing facilities (“PMFs”) to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. We are pursuing reimbursement for the new formulation from the Centers for Medicare and Medicaid Services (“CMS”), including seeking three years of TPT Status. In the second quarter of 2026, we submitted applications for both HCPCS coding and TPT Status, with a targeted October 1, 2026 effective date for both. On July 24, 2026, CMS granted a HCPCS code for PYLARIFY TruVu, with an effective date of October 1, 2026.

Tentative Approval of Abbreviated New Drug Application for PNT2003

On March 2, 2026, we announced that the FDA issued tentative approval of our Abbreviated New Drug Application (“ANDA”) for Lutetium Lu 177 Dotatate, also referred to as PNT2003, a radioequivalent version of LUTATHERA® (lutetium Lu 177 dotatate). LUTATHERA is indicated for the treatment of somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. This tentative approval from the FDA indicates that the FDA has completed its review of the ANDA and determined that it meets the requirements for approval under the Federal Food, Drug and Cosmetics Act. The timing of our launch will consider the following factors: the timing of final FDA approval and disposition of legal proceedings related to the Hatch-Waxman process, as well as manufacturing and commercial readiness to ensure launch success.

Strategic Program

On February 19, 2026, the Board approved a strategic program to simplify and streamline the Company’s operations so it can focus mainly on its radiodiagnostic business and pursue value-maximizing alternatives for its radiotherapeutic assets. As a result of the program along with other on-going operational initiatives, the Company has incurred $5.2 million and $13.0 million of charges during the three and six months ended June 30, 2026, respectively, and expects to continue to incur costs for the remainder of 2026.

Sale of SPECT Business

On January 1, 2026 (the “Disposition Date”), as a result of the sale of our SPECT business pursuant to the Equity and Asset Purchase Agreement, by and among Lantheus Medical, Lantheus MI Canada, Inc., Lantheus EU Limited, and Illuminated, SHINE SPECT, LLC, SHINE SPECT Medical Products, Ltd., and SHINE SPECT Limited (collectively referred to as “SHINE SPECT”), dated as of May 1, 2025 (the “SHINE SPECT Agreement”), we completed the sale of our SPECT business to SHINE SPECT (the “Disposition”) and we received consideration consisting of cash, notes receivable, a portion of which have been and a portion of which may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total consideration that we received on the Disposition Date was approximately $131.2 million, including $32.1 million in cash. Total net consideration reflects a $0.7 million increase resulting from the finalization of the post-close net working capital settlement during the three months ended June 30, 2026. See Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements for more information on the sale of our SPECT business.

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

We did not repurchase any shares under the 2025 Program in the three or six months ended June 30, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program, in 2025.

Acquisition of Lantheus Biosciences Ltd.

On July 21, 2025, we acquired Lantheus Biosciences, pursuant to the terms of the Sale and Purchase Agreement with Life Medical Group Limited (“Life Medical”) and Life Healthcare Group Holdings Limited (the “LMI Purchase Agreement” and, such acquisition, the “LMI Acquisition”). Lantheus Biosciences, headquartered in Berlin, Germany, possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, research and development (“R&D”) capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan.

As consideration for the LMI Acquisition, we remitted an upfront payment of $355.2 million in cash, and could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments. In November 2025 and in accordance with the terms of the LMI Purchase Agreement, we finalized the net working capital accounts with Life Medical and we received a $2.3 million payment from Life Medical. We received an additional $0.3 million working capital settlement from Life Medical in April 2026. The total $2.6 million in payments were recorded as adjustments to purchase consideration since the date of acquisition. Additionally, we assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to a Securities Purchase Agreement between Piramal and Lantheus Biosciences.

Previously, on July 3, 2024, we acquired from Lantheus Biosciences the global rights to RM2, its clinical stage, gastrin-releasing peptide receptor (“GRPR”)-targeting agent, including the associated novel, clinical-stage radiodiagnostic and radiotherapeutic pair, previously referred to as 68Ga-DOTA-RM2 and 177Lu-DOTA-RM2 (and which we now refer to as LNTH-2401 and LNTH-2402, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Lantheus Biosciences, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). In addition, and pursuant to the RM2 Sublicense Agreement, we incurred €10.0 million in regulatory milestones in 2025, and agreed to pay up to an additional €127.5 million (reduced as discussed below) in regulatory and development milestone payments upon achievement of clinical trial thresholds and approvals in different regions up to €280.0 million in net sale milestones if products are commercialized and meet certain sales thresholds, and royalties on net sales of RM2.

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

Acquisition of Evergreen Theragnostics, Inc.

On April 1, 2025, we acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of our subsidiary with and into Evergreen, with Evergreen surviving as our wholly-owned subsidiary (the “Evergreen Acquisition”), pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC. Evergreen is a clinical-stage radiopharmaceutical company engaged in CDMO services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Acquisition, we made an upfront payment of $276.4 million in cash. In the event of achievement of specified milestones, we would be required to pay up to an additional $727.5 million in cash, which may be adjusted pursuant to the terms of the Evergreen Merger Agreement.

For more information, see Note 17, “Acquisitions” in our condensed consolidated financial statements herein.

Radiopharm Theranostics Limited

On June 15, 2024, we entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed preclinical assets for an upfront payment of $2.0 million (the “Radiopharm Asset Purchase”). We acquired global, exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody, which we refer to as LNTH-2403, and a Trophoblast cell surface antigen 2 targeted nanobody, which we refer to as LNTH-2404, each of which is a preclinical therapeutic candidate. LNTH-2403 is strongly expressed in multiple malignancies, including head and neck, breast, lung, and pancreatic cancers. In connection with this acquisition, we assumed the underlying license agreements related to the two assets, together with their respective milestone and royalty payment obligations.

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

Continued substantial revenue contribution from PYLARIFY will also depend on our ability to clinically differentiate PYLARIFY from competitive products so that customers continue to choose PSMA PET with PYLARIFY for appropriate patients because of its clinical differentiation and despite the loss of TPT Status and the related changes to Medicare fee-for-service (“FFS”) hospital outpatient payment. Our Healthcare Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from CMS in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography procedure in that setting. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognized the value and need for broad access to diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”) for patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. In November 2025, CMS released the final rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 OPPS Rule”), which continues to provide for separate payment for diagnostic radiopharmaceuticals with per day costs greater than $655 based on their MUC. As a result, since January 1, 2025, CMS has maintained separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for patients with traditional Medicare FFS in the hospital outpatient setting, generally will be paid separately based on ASP plus six percent rather than on MUC. In November 2025, in the preamble to the CMS 2026 OPPS Rule, CMS acknowledged that there could be value in the use of Average Sales Price (“ASP”) for determining separately paid diagnostic radiopharmaceutical payment amounts in the future. However, CMS will continue to use MUC to calculate payment for diagnostic radiopharmaceuticals in 2026, explaining that there must be more consistent, validated, and universal reporting of ASP data for diagnostic radiopharmaceuticals before ASP can be the basis for payment. CMS reiterated in the CMS 2026 OPPS Rule that, although ASP reporting for diagnostic radiopharmaceuticals remains voluntary at this time, it will continue to evaluate whether and how ASP could be used for future Medicare Outpatient Prospective Payment System (“OPPS”) payment once reporting is sufficiently consistent, validated, and universal. Additionally, in the recently released CMS 2027 Proposed OPPS Rule, CMS proposed updating the per day cost threshold to $665 and continuing to base separate payment for diagnostic radiopharmaceuticals without TPT Status on MUC, and indicated that it intends to post a guidance document for reporting ASP. We believe this demonstrates a willingness of CMS to move towards ASP from MUC. We report ASP and have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP rather than MUC to calculate payment for diagnostic radiopharmaceuticals in future years after the expiration of TPT Status similar to the way OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals.

Our strategy to support the continued growth of our PSMA PET franchise includes the approval and planned commercialization of a new formulation of our F-18 PSMA PET imaging agent, including obtaining TPT Status for this formulation. On March 6, 2026, the FDA approved this new formulation, PYLARIFY TruVu, which is designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and broader distribution. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu. In the second quarter of 2026, we submitted applications for both HCPCS coding and TPT Status, with a targeted October 1, 2026 effective date for both. On July 24, 2026, CMS granted a HCPCS code for PYLARIFY TruVu, with an effective date of October 1, 2026.

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

In addition, Neuraceq utilization may be influenced by reimbursement dynamics in the hospital outpatient setting. Medicare reimbursement for Neuraceq is comparatively lower to that of competitors, which could affect customer purchasing decisions.

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

Expansion of Strategic Partnerships and Other Revenue

We continue to seek ways to increase the overall value of our portfolio of products and product candidates. We are evaluating a number of different opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, with respect to our Strategic Partnerships and Other Revenue category, we are focused on radiopharmaceutical product opportunities in oncology, neurology, and other strategic areas that will complement our existing portfolio.

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
•
CDMO – Through the Evergreen Acquisition, we acquired a radiopharmaceutical manufacturing facility that provides end-to-end manufacturing services for alpha- and beta-emitting radiopharmaceuticals, from early clinical development through commercial supply. Our CDMO offerings include process and analytical method development, technology transfer, process validation, production of clinical and commercial batches, release and stability testing, and integrated quality oversight under fully electronic Quality Management and Laboratory Information Management Systems. In addition, we coordinate raw material sourcing, just-in-time logistics, and packaging to facilitate timely delivery of finished product globally. Our CDMO’s strategic location near major transportation hubs enables reliable distribution for short half-life products and supports customers across diagnostic and therapeutic indications.
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

Radiopharmaceuticals are decaying radioisotopes with half-lives ranging from a few hours to several days. Radiopharmaceutical finished goods, such as doses of PYLARIFY, PYLARIFY TruVu and Neuraceq, cannot be kept in inventory because of their limited shelf lives and are subject to just-in-time manufacturing, processing, and distribution, which takes place at multiple PMF manufacturing partner sites that produce and deliver doses for us across the United States.

Research and Development Expenses

To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:

•
For PYLARIFY, we are reviewing data from a clinical trial to determine whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as how it may change the patient’s intended management. In late 2025, we discontinued a study using piflufolastat to diagnose and describe the extent of clear cell renal carcinoma in patients due to enrollment and timeline challenges and not for safety reasons as we prioritized resources towards programs with more feasible development paths.
•
For our PSMA PET franchise, we developed PYLARIFY TruVu, a new formulation of our F-18 PSMA PET imaging agent, which was approved by the FDA in the first quarter of 2026. The new formulation was designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and distribution.
•
For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an ANDA for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003” in Part I, Item 1. “Business - Other Notable Transactions” of our Form 10-K for the year ended December 31, 2025. In March 2026, we announced that the FDA granted tentative approval of the ANDA for PNT2003.
•
For LNTH-2501, we acquired the rights to the investigational asset in the Evergreen Acquisition. In October 2025, the FDA established a PDUFA target action date of March 29, 2026, for the NDA for LNTH‑2501, which was submitted under the FDA’s 505(b)(2) regulatory pathway. On March 17, 2026, we announced that the FDA extended its review of the NDA by three months, resulting in a revised PDUFA target action date of June 29, 2026. On June 26, 2026, we announced that the FDA issued a CRL regarding the NDA, stating that the agency could not approve the NDA by the June 29, 2026 extended PDUFA target action date due to unresolved third-party facility manufacturing-related conditions. The third-party facility is responsible for drug product manufacturing. Satisfactory resolution of the unresolved facility inspection-related conditions is required before the LNTH-2501 NDA may be approved. The CRL did not identify any concerns regarding the data we submitted in support of the application, nor did it identify any issues related to the safety or efficacy of LNTH-2501.
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
•
For LNTH-2515 (florbetaben F-18 injection), we acquired the rights to the asset through our acquisition of Lantheus Biosciences (formerly Life Molecular). LNTH-2515 is approved in the United States and certain other countries to estimate amyloid beta neuritic plaque density in adults with cognitive impairment and is commercialized under the brand name Neuraceq. LNTH-2515 is currently being developed for the diagnosis of amyloid light chain and transthyretin cardiac amyloidosis. FDA has granted Fast Track designation for this indication.

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

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percent data)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Revenues	$388,180	$378,045	$10,135	2.7%	$765,513	$750,809	$14,704	2.0%
Cost of goods sold	146,325	137,034	9,291	6.8%	292,736	272,098	20,638	7.6%
Gross profit	241,855	241,011	844	0.4%	472,777	478,711	(5,934)	(1.2%)
Operating expenses
Sales and marketing	82,805	41,041	41,764	101.8%	135,489	83,544	51,945	62.2%
General and administrative	20,633	66,515	(45,882)	(69.0%)	78,166	123,331	(45,165)	(36.6%)
Research and development	38,202	45,489	(7,287)	(16.0%)	77,581	81,803	(4,222)	(5.2%)
Total operating expenses	141,640	153,045	(11,405)	(7.5%)	291,236	288,678	2,558	0.9%
Operating income	100,215	87,966	12,249	13.9%	181,541	190,033	(8,492)	(4.5%)
Interest expense	4,915	4,917	(2)	(0.0%)	9,779	9,721	58	0.6%
Investment in equity securities - unrealized loss (gain)	9,536	(14,573)	24,109	(165.4%)	(5,369)	289	(5,658)	(1957.8%)
Gain on sale of business, net of transaction costs	(199)	—	(199)	100.0%	(59,527)	—	(59,527)	100.0%
Other income, net	(7,862)	(6,895)	(967)	14.0%	(13,572)	(21,023)	7,451	(35.4%)
Income before income taxes	93,825	104,517	(10,692)	(10.2%)	250,230	201,046	49,184	24.5%
Income tax expense	18,796	25,762	(6,966)	(27.0%)	56,784	49,346	7,438	15.1%
Net income	$75,029	$78,755	$(3,726)	(4.7%)	$193,446	$151,700	$41,746	27.5%

Comparison of the Periods Ended June 30, 2026 and 2025

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

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
PYLARIFY	$240,366	$250,642	$(10,276)	(4.1)%	$481,290	$508,296	$(27,006)	(5.3)%
Total oncology	240,366	250,642	(10,276)	(4.1)%	481,290	508,296	(27,006)	(5.3)%
Neuraceq	39,616	—	39,616	100.0%	75,055	—	75,055	100.0%
Total neurology	39,616	—	39,616	100.0%	75,055	—	75,055	100.0%
DEFINITY	88,279	83,939	4,340	5.2%	172,906	163,150	9,756	6.0%
Total cardiology	88,279	83,939	4,340	5.2%	172,906	163,150	9,756	6.0%
Strategic partnerships and other	19,919	11,590	8,329	71.9%	36,262	22,337	13,925	62.3%
SPECT	—	31,874	(31,874)	(100.0)%	—	57,026	(57,026)	(100.0)%
Total revenues	$388,180	$378,045	$10,135	2.7%	$765,513	$750,809	$14,704	2.0%

The increase in revenues for the three months ended June 30, 2026, as compared to the same period of 2025, was primarily driven by revenues generated from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025 for which there were no comparable amounts in the same period of 2025, as well as an increase in PYLARIFY and DEFINITY sales volume and from revenue generated from sales of MK-6240 for investigational use. These increases were partially offset by a decrease in net sales price of PYLARIFY in 2026 and by revenue related to the SPECT business recognized during the three months ended June 30, 2025 for which there is no comparable amount in the same period of 2026.

The increase in revenue for the six months ended June 30, 2026, as compared to the same period of 2025, was primarily due to revenue generated from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025 for which there were no comparable amounts in the same period of 2025. Additionally, an increase in revenue resulted from an increase in PYLARIFY and DEFINITY sales volume in 2026. These increases were partially offset by a decrease in revenue related to the SPECT business recognized during the six months ended June 30, 2025 for which there is no comparable amount in 2026, a decrease in net sales price of PYLARIFY in 2026 and to a milestone achievement for the first commercial sale of Flyrcado by GE Healthcare in 2025 for which there was no comparable amount in 2026.

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

A roll forward of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	105,315
Payments or credits made during the period	(101,299)
Balance at June 30, 2026	$70,464

Gross Profit

The increase in gross profit for the three months ended June 30, 2026, as compared to the prior year period, is primarily due to an increase in revenue from Neuraceq subsequent to the July 2025 acquisition of Lantheus Biosciences, increased PYLARIFY and DEFINITY sales volume and an increase in revenue from MK-6240 for investigational use. These increases were partially offset by a decrease in gross profit from additional amortization of intangible assets resulting from the acquisition of Lantheus Biosciences, for which there were no comparable amounts recorded during the three months ended June 30, 2025. There were also decreases resulting from a decrease in PYLARIFY net sales price, an increase in contractual vendor pricing and the sale of our SPECT business in January 2026.

The decrease in gross profit for the six months ended June 30, 2026, as compared to the prior year period, is primarily due to the decrease in PYLARIFY net sales price, which had a greater impact for the six-month comparison than for the three-month comparison. The remaining decreases were attributable to a decrease in gross profit from additional amortization of intangible assets resulting from the acquisition of Lantheus Biosciences, for which there were no comparable amounts recorded during the six months ended June 30, 2025, and an increase in contractual vendor pricing and the sale of our SPECT business in January 2026, offset by an increase in revenue from MK-6240 for investigational use.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses increased $41.8 million and $51.9 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. This was primarily due to a $30.0 million obligation recognized in June 2026 related to our agreement to repurchase rights to the DEFINITY license in China from our distributor. See Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements for more information on the payments to our distributor. In addition, there was an increase in employee-related costs in connection with sales of Neuraceq subsequent to the acquisition of Lantheus Biosciences and an increase in marketing expenditures related to launch preparations, primarily for PYLARIFY TruVu.

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

General and administrative expenses decreased $45.9 million and $45.2 million for the three and six months ended June 30, 2026, respectively, as compared to prior year periods. This was primarily driven by the change in fair value of contingent consideration obligations from the acquisitions of Evergreen and Lantheus Biosciences, resulting in a $31.8 million decrease to general and administrative expenses recorded during the three months ended June 2026. Additional decreases resulted from non-recurring expenses related to the acquisition and integration of Evergreen and Lantheus Biosciences recorded during the three and six months ended June 30, 2025, for which there are no comparable amounts in 2026 and a decrease in stock compensation expenses due to the departure of executive-level employees at the end of 2025 and during the first half of 2026. These decreases were offset by an increase in employee-related costs for the three and six months ended June 30, 2026, due to the increase in headcount from the Company’s business acquisitions in 2025.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses decreased $7.3 million for the three months ended June 30, 2026, as compared to the same prior year period. This was primarily driven by a payment to AstraZeneca of $10.0 million in May 2025 to reduce future royalty obligations for NAV-4694 for which there was no comparable amount paid in 2026. Additional R&D expenses incurred in 2025 that did not have comparable amounts in 2026 include Evergreen integration costs of $3.3 million and $2.2 million in costs related to the FDA new drug application submission for PYLARIFY TruVu. These decreases were partially offset by the $9.1 million impact of the acquisition of Lantheus Biosciences in July 2025.

R&D expenses decreased $4.2 million for the six months ended June 30, 2026, as compared to the same prior year period. This was primarily driven by a payment to AstraZeneca of $10.0 million in May 2025 to reduce future royalty obligations for NAV-4694 and a payment of $5.4 million to Lantheus Biosciences related to regulatory activities for LNTH-2401, for which there were no comparable amounts paid in 2026. Additional R&D expenses incurred in 2025 that did not have comparable amounts in 2026 include Evergreen integration costs of $3.3 million and $2.2 million in costs related to the FDA new drug application submission for PYLARIFY TruVu. These decreases were partially offset by the $16.2 million impact of the acquisitions of Lantheus Biosciences in July 2025 and Evergreen in April 2025.

Gain on Sale of Assets

As a result of the sale of our SPECT business on January 1, 2026, we recognized a gain on sale of business, net of transaction costs, of $0.2 million and $59.5 million for the three and six months ended June 30, 2026. We recorded a post-closing working capital settlement related to the sale of our SPECT business which was partially offset by miscellaneous asset and liability true-ups in the three month period ended June 30, 2026.

Investment in Equity Securities - Unrealized Loss (Gain)

Each quarter, our investments in equity securities of Radiopharm and Perspective are revalued to market price. Investment in equity securities - unrealized loss (gain) decreased $24.1 million from a gain to a loss for the three months ended June 30, 2026, as compared to the same period of 2025. We recorded an unrealized loss on the investment in Radiopharm of $0.8 million and an unrealized loss on the investment in Perspective of $8.9 million during the three months ended June 30, 2026, compared to an unrealized loss on the investment in Radiopharm of $0.8 million and an unrealized gain on the investment in Perspective of $15.3 million for the three months ended June 30 2025.

Investment in equity securities - unrealized loss (gain) decreased $5.7 million from a loss to a gain for the six months ended June 30, 2026, compared to the same period of 2025. For the six months ended June 30, 2026, we recorded an unrealized loss on the investment in Radiopharm of $2.4 million and recorded an unrealized gain on the investment in Perspective of $7.7 million. This is compared to an unrealized loss on the investment in Radiopharm of $3.3 million and an unrealized gain on the investment in Perspective of $2.9 million recorded for the six months ended June 30, 2025.

Other Income, net

Other income, net increased $1.0 million for the three months ended June 30, 2026, compared to the same prior year period, primarily due to a gain on conversion of the Installment Note of $2.5 million recorded during the three months ended June 30, 2026 partially offset by a decrease in interest income on lower average cash balances after the acquisitions of Evergreen in April 2025 and Lantheus Biosciences in July 2025.

Other income, net decreased $7.5 million for the six months ended June 30, 2026, compared to the same prior year period, primarily due to a decrease in interest income on lower average cash balances after the acquisitions of Evergreen in April 2025 and Lantheus Biosciences in July 2025 as well as a $4.7 million adjustment recorded in the first quarter of 2025 to reduce the previous estimate of remediation costs related to the potential decommissioning of our previously owned facilities for our SPECT business of their radioactive-related operations. These decreases were offset by an increase due to a gain on conversion of the Installment Note of $2.5 million recorded during the three months ended June 30, 2026.

Income Tax Expense

Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	20.0%	24.6%	22.7%	24.5%

The decrease in the effective tax rate for the three months ended June 30, 2026 compared to the prior-year period is primarily due to the non-taxable change in fair value of contingent consideration and a decrease in non-deductible stock compensation, partially offset by the change in valuation allowance related to the fluctuation in value of our investment in equity securities balance.

The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the prior-year period is primarily due to the non-taxable change in fair value of contingent consideration, partially offset by a decrease in tax benefits associated with stock-based compensation.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$217,330	$194,669
Net cash provided by (used in) investing activities	$23,963	$(296,190)
Net cash used in financing activities	$(7,118)	$(116,632)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $217.3 million in the six months ended June 30, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, gain on sale of business, gain on conversion of the Installment Note, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable which was attributable to the timing of payments to large vendors, a decrease in inventory and an increase in accrued expenses, primarily resulting from a $30.0 million obligation recognized during the three months ended June 30, 2026 related to our agreement to repurchase rights to the DEFINITY license in China from our distributor.

Net cash provided by operating activities of $194.7 million in the six months ended June 30, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized loss (gain) on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation, depreciation, amortization and accretion expense and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable and accrued expenses which was attributable to the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the timing of billings and collections and an increase in inventory related to the timing of batch processes. In addition, the Company recognized a nonrecurring post-combination expense attributable to the acceleration of historical Evergreen stock awards of $7.5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026 was driven by $24.0 million of net proceeds that we received from the sale of our SPECT business to SHINE on January 1, 2026 and $5.0 million of proceeds from the achievement of a sales-based milestone related to RELISTOR, partially offset by $5.6 million of capital expenditures.

Net cash used in investing activities during the six months ended June 30, 2025 was driven by $269.1 million paid to the former holders of Evergreen Shares for the acquisition of Evergreen, $5.0 million used to purchase equity securities, a $5.4 million milestone payment made related to RM2 and $16.7 million of capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $17.8 million and payments for finance leases of $0.5 million, offset by proceeds of $11.1 million from stock option exercises and issuance of common stock.

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

For more information on the 2022 Revolving Facility, see Note 11. “Long-Term Debt, and Other Borrowings, Net of Current Portion” to our condensed consolidated financial statements of this Form 10-Q.

As of June 30, 2026, we were in compliance with all financial and other covenants under the 2022 Revolving Facility.

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

On July 31, 2025, our Board authorized the 2025 Program. The 2025 Program replaces the 2024 Program, including the remaining unused amounts under the 2024 Program. We repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program in 2025. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our Management. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. We did not repurchase any shares under the 2025 Program during the three and six months ended June 30, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program in 2025, with approximately $200.0 million remaining available for repurchase as of June 30, 2026.

On January 1, 2026, as a result of the sale of our SPECT business to SHINE SPECT, we received consideration consisting of cash, notes receivable that may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total consideration that we received on the Disposition Date was approximately $131.2 million, including $32.1 million in cash. See Note 4, “Fair Value of Financial Instruments” for more information on the sale of our SPECT business.

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
•
The costs involved in launch preparation activities in anticipation of potential regulatory approvals and commercialization;
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

At June 30, 2026, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $593.3 million of cash and cash equivalents as of June 30, 2026. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the six months ended June 30, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2026, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

Equity Investment Risk

As of June 30, 2026, our recorded carrying value of investments in equity securities was $116.9 million, comprised of our equity investments in Perspective and Radiopharm and our investment in Series E-1 convertible preferred stock of Illuminated (“Series E-1 Preferred”). The equity investments in Perspective and Radiopharm are recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period. We elected the measurement alternative for our investment in the Series E-1 Preferred because the shares do not have a readily determinable fair value. Under this alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), except as set forth below:

Risks Related to Our Pending Merger with Curium US Holdings LLC

We may not complete the pending transaction with Curium US Holdings LLC (the “Parent”) within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.

On August 3, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Parent and Coco Merger Sub Inc. (the “Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into us and we will continue as the surviving corporation in such merger as a wholly-owned subsidiary of the Parent (the “Merger”).

The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, among other things, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote at our shareholders meeting, (ii) the absence of any law or order by a governmental authority of competent jurisdiction prohibiting or otherwise making illegal the consummation of the Merger, (iii) the expiration or termination of the applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) that no voluntary agreement between the parties and a governmental entity not to consummate the Merger shall be in effect and (v) that certain other specified approvals, filings, notifications, clearances or expirations or terminations of waiting periods shall have occurred or been obtained, made or waived, as applicable. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the other party’s representations and warranties, (subject, in certain cases, to certain customary materiality qualifications) and (ii) the other party’s performance or compliance in all material respects with its obligations under the Merger Agreement. In addition, the obligation of Parent and Merger Sub to consummate the Merger is also conditioned up on there being no continuing Material Adverse Effect (as defined in the Merger Agreement) having occurred that is continuing at the Effective Time. In addition, we have certain customary termination rights pursuant to the Merger Agreement, including our right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. As a result, we cannot assure you that all of the various closing conditions will be satisfied and that the Merger with the Parent will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed. We could also be required to pay the Parent a termination fee if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, collaborators, customers, regulators, suppliers and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with the Parent could adversely affect our business, financial results, operations and/or the market price of our common stock.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations.

Uncertainty as to our future could adversely affect our business and our relationship with collaborators, customers, regulators, suppliers and other business partners. For example, collaborators, suppliers, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions (unless approved by the Parent) on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: incur capital expenditures in excess of a specified aggregate amount for an applicable calendar year, incur or assume any long-term or short-term indebtedness for borrowed money or materially modify the terms of any indebtedness for borrowed money other than revolver borrowings or letters of credit in the ordinary course of business, commence any clinical study except for select studies or discontinue, terminate or suspend any ongoing clinical study other than (i) for efficacy or safety reasons, (ii) as mandated by any health regulatory authority or (iii) pursuant to any discontinuation, termination or suspension, for bona fide business reasons. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $228.0 million if the Merger Agreement is terminated under specific circumstances therein, including, but not limited to, in the event we accept and enter into an agreement for the consummation of a transaction which our Board of Directors (“Board”) determines is a Superior Proposal. If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Lawsuits relating to the Merger could be filed against us, including by our stockholders.

Although litigation is common in connection with acquisitions of public companies in the United States, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against us is uncertain and could delay or prevent completion of the Merger. We may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay the Parent a termination fee of $228.0 million under specific circumstances described in the Merger Agreement, including, but not limited to, in the event we accept and enter into an agreement for the consummation of a transaction which our Board determines is a Superior Proposal. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

Because the value of the contingent value rights (“CVRs”) is uncertain, our stockholders cannot be certain of the precise value of the consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of our common stock will be automatically cancelled and converted into the right to receive $102.50 per share in cash, without interest, plus a non-transferable CVR to receive up to $12.00 in cash, for total potential consideration of $114.50 per share in cash. The non-transferable CVR will be issued to our stockholders at closing and paid, in whole or in part, following achievement of certain specified milestones. There can be no assurance that any payment will be made under the CVR, or regarding the amount or timing of any such payment. As mentioned above, any amounts to be received in connection with the CVR are contingent upon achievement of certain specified milestones, which may or may not occur.

Risks Related to Our and Our Strategic Partners’ Portfolios of Clinical Development Candidates

We may not, or may take longer to, realize the expected benefits and opportunities related to PYLARIFY TruVu, our recently-approved new formulation of our prostate-specific membrane antigen (“PSMA”) positron emission tomography (“PET”) Imaging Agent.

On March 6, 2026, the U.S. Food and Drug Administration (the “FDA”) approved PYLARIFY TruVu (piflufolastat F18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and serve broader geographic markets. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu. It is anticipated that once a PMF site receives FDA approval to manufacture PYLARIFY TruVu and begins to supply PYLARIFY TruVu commercially, it will no longer supply PYLARIFY. We plan to work closely with clinicians and PET manufacturing facility (“PMF”) sites to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. We are also pursuing reimbursement for PYLARIFY TruVu from the Centers for Medicare and Medicaid Services (“CMS”), including seeking three years of transitional pass-through payment status (“TPT Status”). In the second quarter of 2026, we submitted applications for both Healthcare Common Procedure Coding System (“HCPCS”) coding and TPT Status, with a targeted October 1, 2026 effective date for both. On July 24, 2026, CMS granted a HCPCS code for PYLARIFY TruVu, with an effective date of October 1, 2026. However, we can provide no assurance that we will be able to complete the technology transfer across our PMF network for PYLARIFY TruVu or obtain FDA approval for each PMF site to manufacture PYLARIFY TruVu on our expected timeline or at all. Additionally, we may be unable to obtain adequate coverage and payment, including TPT Status, for PYLARIFY TruVu on our expected timeline or at all, and payers may not add the HCPCS code to their systems on our expected timeline. Furthermore, there is no assurance that any customer transition will occur on our expected timeline or that our customers will adopt PYLARIFY TruVu at all. If customers do not adopt PYLARIFY TruVu we may not be able to reintroduce PYLARIFY and we would then lose customers to competitors which would have an adverse effect on our business, results of operations, financial condition and cash flows. All of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to our ability to continue to generate substantial revenue from PYLARIFY, as well as the risks associated with launching a product, also apply to PYLARIFY TruVu, and we can provide no assurances that the anticipated increase in batch size or other expected improvements associated with the design of the new formulation will be realized or be viewed in the market as differentiating factors.

We may not, or may take longer to, realize the expected benefits and opportunities related to our acquisition of the rights to LNTH-2501.

In April 2025, we acquired Evergreen, including the rights to LNTH-2501. On October 30, 2025, we announced that the FDA had accepted our New Drug Application (“NDA”) for LNTH-2501 and set a PDUFA target action date of March 29, 2026. On March 17, 2026, the FDA extended its review of the NDA, moving the PDUFA target action date to June 29, 2026, which would allow the FDA additional time to review and consider further manufacturing-related information. On June 26, 2026, we announced that the FDA issued a Complete Response Letter (“CRL”) regarding the NDA, stating that the agency could not approve the NDA by the June 29, 2026 extended PDUFA target action date due to unresolved third-party facility manufacturing-related conditions. The third-party facility is responsible for drug product manufacturing. Satisfactory resolution of the unresolved facility inspection-related conditions is required before the LNTH-2501 NDA may be approved. The CRL did not identify any concerns regarding the data we submitted in support of the application, nor did it identify any issues related to the safety or efficacy of LNTH-2501. We can provide no assurance that the third-party facility manufacturing-related conditions identified in the CRL will be resolved in a manner satisfactory to the FDA, that LNTH-2501 will be approved by the FDA in a timely manner or at all. If LNTH-2501 is approved, there is no guarantee that we will be successful in gaining post-approval market acceptance and adequate coding, coverage, and payment for LNTH-2501 or that our manufacturer will be able to successfully develop and scale the manufacturing capabilities to support the launch of LNTH-2501. Even if we do receive NDA approval, all of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to launching a product would apply to LNTH-2501. Additionally, LNTH-2501 is a kit product with a supply chain that differs from that of our other commercial products, which may introduce additional operational complexity, coordination requirements, and sourcing and supply risks, and we can provide no assurance that we will be able to successfully or timely launch LNTH-2501, achieve anticipated adoption, or realize expected commercial results.

We may not, or may take longer to, realize the expected benefits and opportunities related to, the POINT Biopharma Global Inc. (“POINT”) License Agreements, including PNT2003.

On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2003 and PNT2002 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements and related agreements for the supply of PNT2003 by POINT may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements, our ability to obtain final FDA approval for PNT2003, to successfully defend the favorable U.S. District Court ruling invalidating all patents asserted by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA as part of the PNT2003 Hatch-Waxman litigation through any appeals, and, if approved by the FDA, the timing, execution and success of launching and commercializing PNT2003. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products.

With respect to PNT2003, in March 2026, we announced tentative approval of our Abbreviated New Drug Application (“ANDA”) for PNT2003, which indicates that the FDA has completed its review of the ANDA and determined that it meets the requirements for approval. The timing of our launch will consider the following factors: the timing of final FDA approval and disposition of legal proceedings related to the Hatch-Waxman process, as well as manufacturing and commercial readiness to ensure launch success. Even if we do receive ANDA approval, all of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to launching and successfully commercializing a radiopharmaceutical product as well as those related to our dependence on third parties for the manufacturing of products would apply to PNT2003.

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

There can be no assurance that SHINE SPECT will have sufficient financial resources to make payments on the Seller Note or the Deferred Cash Purchase Price as they come due, or at all. The Seller Note is an unsecured obligation, and we do not have collateral protection in the event of non-payment, insolvency or other financial distress of SHINE SPECT. Further, the contingent consideration depends on the achievement of specified revenue milestones that may not be achieved in whole or in part, may take longer than we expect to be achieved, or may never be achieved, and the form of any contingent consideration may include equity rather than cash. If we do not receive some or all of these future and contingent payments, or if receipt of these amounts is delayed, disputed or otherwise not realized on the expected terms or timing, our liquidity, financial condition and results of operations could be materially adversely affected.

In addition, we received a promissory note from Illuminated, with a principal amount of $70.0 million that bears no interest and has a maturity date of June 14, 2028 (the “Installment Note”). Illuminated completed a qualified financing in February 2026, resulting in the conversion of the Installment Note into Series E-1 convertible preferred stock of Illuminated (the “Series E-1 Preferred”) on April 6, 2026 (the “Conversion Date”). On the Conversion Date and in accordance with the Installment Note, the Company entered into an Adoption Agreement with Illuminated pursuant to which the Company acquired 2,545,454 shares of Series E-1 Preferred upon the conversion in full and cancellation of the $70.0 million Installment Note at a conversion price of $27.50 per share. The Series E-1 Preferred is convertible, at any time upon the election of the holder, into shares of Illuminated common stock on a one-for-one basis, votes on an as-converted basis alongside other shares of Illuminated’s preferred stock, and entitles the holders of the Series E-1 Preferred, voting as a single class along with the holders of all other shares of Series E convertible preferred stock, to elect one member to Illuminated’s board of directors, subject to certain minimum ownership thresholds. There can be no assurance that the Series E-1 Preferred will maintain their current value, that the common stock into which they are convertible will have value or be freely tradeable, or that we will otherwise receive any financial benefits from holding the Series E-1 Preferred. Further, because the shares do not have a readily determinable fair value, the fair value that Illuminated or another third party may attribute to them could be different than the fair value that we have determined. If the value of the Series E-1 Preferred declines, or if we are unable to realize the value from the Series E-1 Preferred on a timely basis or at all, our liquidity, financial condition and results of operations could be materially adversely affected.

We may not be successful in identifying a transaction partner or buyer for our radiotherapeutic assets, and the pursuit of strategic alternatives could adversely affect our business.

As previously announced, we are pursuing value-maximizing alternatives for our radiotherapeutic assets. We are evaluating potential transactions, however, there can be no assurance that this process will result in the identification of a suitable buyer, partner or transaction structure, or that any transaction will be completed on acceptable terms, within this anticipated timeframe, or at all. Market conditions, financing availability, regulatory considerations, due diligence findings, valuation expectations and other factors could adversely affect our ability to consummate such a transaction.

The pursuit of strategic alternatives is complex and time-consuming and may divert the attention of management and other personnel from the operation of our business, execution of our strategic priorities, commercialization activities and advancement of our development programs. In addition, uncertainty regarding the outcome of the process may adversely affect our relationships with employees, customers, suppliers, strategic partners and investors, result in the loss of key personnel, or otherwise disrupt our operations.

If we are unable to complete a transaction, or if a transaction is delayed or completed on terms that are less favorable than anticipated, we may incur significant costs without realizing the anticipated strategic, operational or financial benefits. Any of these factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Capital Structure

Our business and operations could be negatively affected by any pending or future securities litigation or claims that we have otherwise engaged in wrongdoing.

We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, on September 9, 2025, an alleged stockholder initiated a putative securities class action against us in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of our named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. The lead plaintiff filed an amended complaint on March 13, 2026, we filed a motion to dismiss the amended complaint on May 11, 2026, and under the operative scheduling order that motion will be fully briefed by August 10, 2026. Additionally, on December 17, 2025, another alleged stockholder filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of our Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. The derivative action is stayed pending one or more of the following events; (i) a public announcement of any settlement of the putative securities class action; (ii) a ruling on the defendants’ motion to dismiss, or (iii) a dismissal with prejudice of the putative securities class action and exhaustion of all related appeals. Because the outcome of litigation is uncertain, we cannot predict how or when these matters will ultimately be resolved. These actions, or any other stockholder litigation against us, could cause us to incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation. If any of these actions are resolved adversely to us, the amount of any potential loss is difficult to predict, and an adverse resolution could materially and adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, the Board authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized in November 2024 to repurchase up to $250.0 million of shares of the Company’s common stock (the “2024 Program”), including the remaining unused amounts under the 2024 Program, so there could be no additional repurchases under the 2024 Program subsequent to July 31, 2025. During 2025, the Company repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program for an average stock price of $79.37. The Company did not repurchase any of its common stock available under the 2025 Program during the three months ended June 30, 2026. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program.

The following table presents information with respect to purchases of common stock we made during the second quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2025 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Program(2)
April 2026	4,702	$83.88	—	$200.0 million
May 2026	5,476	$94.72	—	$200.0 million
June 2026	10,607	$104.95	—	$200.0 million
Total	20,785		—	$200.0 million

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)
During the three months ended June 30, 2026, the Company did not repurchase shares of common stock under its 2025 Program. At June 30, 2026, the Company had $200.0 million in approximate dollar value of shares of our common stock that may be purchased under the 2025 Program, which expires in December 2027.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
2.1††#	Agreement and Plan of Merger, dated as of August 3, 2026, by and among Lantheus Holdings, Inc., Coco Merger Sub Inc. and Curium US Holdings LLC.	8-K	001-36569	2.1	August 4, 2026
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Lantheus Holdings, Inc.	8-K	001-36569	3.1	May 1, 2026
10.1+	Lantheus Holdings, Inc. Amended and Restated 2026 Equity Incentive Plan.	8-K	001-36569	10.1	May 1, 2026
10.2*+	Form of Restricted Stock Unit Award Agreement (Employee Time-Based Vesting) of Lantheus Holdings, Inc. under Amended and Restated 2026 Equity Incentive Plan.
10.3*+	Form of Restricted Stock Unit Award Agreement (Relative Total Shareholder Return Performance-Based Vesting) of Lantheus Holdings, Inc. under Amended and Restated 2026 Equity Incentive Plan.
10.4*+	Form of Stock Option Award Agreement (Time Vesting) of Lantheus Holdings, Inc. under Amended and Restated 2026 Equity Incentive Plan.
10.5*+	Form of Restricted Stock Unit Award Agreement (Non-Management Director Time-Based Vesting) of Lantheus Holdings, Inc. under Amended and Restated 2026 Equity Incentive Plan.
10.6+	Form of Transaction Bonus Agreement	8-K	001-36569	10.1	August 4, 2026
10.7+	Form of Amended Severance Letter Agreement between Lantheus Holdings, Inc. and certain employees.	8-K	001-36569	10.2	August 4, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date:	August 6, 2026

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 6, 2026