Form 10-Q
period 2026-09-30
Lantheus Holdings, Inc.
filed 2026-11-05
CIK 1521036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 65,401,413 shares of common stock, $0.01 par value, outstanding as of November 2, 2026.

LANTHEUS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lantheus Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$683,610	$359,121
Accounts receivable, net	345,684	358,640
Inventory, net	64,212	64,674
Income tax receivable	—	15,387
Other current assets	30,204	21,400
Assets held for sale	—	80,742
Total current assets	1,123,710	899,964
Investment in equity securities	98,427	42,213
Long-term notes receivable	25,297	—
Property, plant and equipment, net	149,627	163,686
Intangibles, net	641,612	722,779
Goodwill	238,626	239,517
Deferred tax assets, net	121,135	109,196
Other long-term assets	57,699	50,044
Total assets	$2,456,133	$2,227,399
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other borrowings	$605	$738
Accounts payable	47,700	42,906
Accrued expenses and other current liabilities	297,662	267,307
Liabilities held for sale	—	22,468
Total current liabilities	345,967	333,419
Asset retirement obligations	257	138
Long-term debt and other borrowings, net of current portion	571,136	568,678
Long-term deferred tax liabilities	41,136	54,246
Long-term contingent consideration liabilities, net of current portion	51,657	73,255
Other long-term liabilities	90,268	107,866
Total liabilities	1,100,421	1,137,602
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 25,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 250,000 shares authorized; 72,614 and 71,827 shares issued; 65,373 and 64,586 shares outstanding at September 30, 2026, and December 31, 2025, respectively)	726	718
Additional paid-in capital	939,321	888,320
Treasury stock at cost; 7,241 shares at September 30, 2026 and December 31, 2025	(477,438)	(477,438)
Retained earnings	895,321	679,504
Accumulated other comprehensive loss	(2,218)	(1,307)
Total stockholders’ equity	1,355,712	1,089,797
Total liabilities and stockholders’ equity	$2,456,133	$2,227,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$389,913	$384,014	$1,155,426	$1,134,823
Cost of goods sold	146,501	161,648	439,237	433,746
Gross profit	243,412	222,366	716,189	701,077
Operating expenses
Sales and marketing	48,059	48,828	183,548	132,372
General and administrative	70,383	81,898	148,549	205,229
Research and development	92,764	48,025	170,345	129,828
Total operating expenses	211,206	178,751	502,442	467,429
Operating income	32,206	43,615	213,747	233,648
Interest expense	4,940	4,950	14,719	14,671
Net loss (gain) on investment in equity securities	12,164	(1,160)	6,795	(871)
Loss (gain) on sale of business, net of transaction costs	83	—	(59,444)	—
Other income, net	(6,758)	(2,556)	(20,330)	(23,579)
Income before income taxes	21,777	42,381	272,007	243,427
Income tax (benefit) expense	(594)	14,610	56,190	63,956
Net income	$22,371	$27,771	$215,817	$179,471
Net income per common share:
Basic	$0.34	$0.41	$3.32	$2.63
Diluted	$0.33	$0.41	$3.21	$2.60
Weighted average common shares outstanding:
Basic	65,297	67,230	65,066	68,132
Diluted	68,413	67,663	67,137	69,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$22,371	$27,771	$215,817	$179,471
Other comprehensive (loss) income:
Foreign currency translation adjustment	(52)	(183)	(911)	(50)
Comprehensive income	$22,319	$27,588	$214,906	$179,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Nine Months Ended September 30, 2026
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2026	71,827	$718	7,241	$(477,438)	$888,320	$679,504	$(1,307)	$1,089,797
Net income	—	—	—	—	—	118,417	—	118,417
Other comprehensive loss	—	—	—	—	—	—	(560)	(560)
Stock option exercises and employee stock plan purchases	91	1	—	—	4,287	—	—	4,288
Vesting of restricted stock units	604	6	—	—	(6)	—	—	0
Shares withheld to cover taxes	(207)	(2)	—	—	(15,693)	—	—	(15,695)
Stock-based compensation	—	—	—	—	16,041	—	—	16,041
Balance at March 31, 2026	72,315	$723	7,241	$(477,438)	$892,949	$797,921	$(1,867)	$1,212,288
Net income	—	—	—	—	—	75,029	—	75,029
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Stock option exercises and employee stock plan purchases	126	1	—	—	6,854	—	—	6,855
Vesting of restricted stock units	86	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(21)	—	—	—	(2,102)	—	—	(2,102)
Stock-based compensation	—	—	—	—	20,007	—	—	20,007
Balance at June 30, 2026	72,506	$725	7,241	$(477,438)	$917,707	$872,950	$(2,166)	$1,311,778
Net income	—	—	—	—	—	22,371	—	22,371
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)
Stock option exercises and employee stock plan purchases	53	(0)	—	—	3,160	—	—	3,160
Vesting of restricted stock units	88	1	—	—	(1)	—	—	—
Shares withheld to cover taxes	(33)	—	—	—	(3,420)	—	—	(3,420)
Stock-based compensation	—	—	—	—	21,875	—	—	21,875
Balance at September 30, 2026	72,614	$726	7,241	$(477,438)	$939,321	$895,321	$(2,218)	$1,355,712

	Nine Months Ended September 30, 2025
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at January 1, 2025	70,905	$709	2,455	$(175,000)	$817,972	$445,945	$(1,615)	$1,088,011
Net income	—	—	—	—	—	72,945	—	72,945
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)
Stock option exercises and employee stock plan purchases	107	1	—	—	5,868	—	—	5,869
Vesting of restricted stock units	845	8	—	—	(8)	—	—	—
Shares withheld to cover taxes	(250)	(2)	—	—	(23,684)	—	—	(23,686)
Stock-based compensation	—	—	—	—	21,198	—	—	21,198
Balance at March 31, 2025	71,607	$716	2,455	$(175,000)	$821,346	$518,890	$(1,758)	$1,164,194
Net income	—	—	—	—	—	78,755	—	78,755
Other comprehensive income	—	—	—	—	—	—	276	276
Stock option exercises and employee stock plan purchases	56	1	—	—	2,444	—	—	2,445
Vesting of restricted stock units	48	—	—	—	—	—	—	—
Shares withheld to cover taxes	(9)	—	—	—	(963)	—	—	(963)
Repurchase of common stock	—	—	1,260	(100,000)	(245)	—	—	(100,245)
Stock-based compensation	—	—	—	—	22,321	—	—	22,321
Balance at June 30, 2025	71,702	$717	3,715	$(275,000)	$844,903	$597,645	$(1,482)	$1,166,783
Net income	—	—	—	—	—	27,771	—	27,771
Other comprehensive loss	—	—	—	—	—	—	(183)	(183)
Stock option exercises and employee stock plan purchases	41	1	—	—	1,884	—	—	1,885
Vesting of restricted stock units	40	—	—	—	—	—	—	—
Shares withheld to cover taxes	(13)	—	—	—	(591)	—	—	(591)
Repurchase of common stock	—	—	1,756	(101,456)	496	—	—	(100,960)
Stock-based compensation	—	—	—	—	24,501	—	—	24,501
Balance at September 30, 2025	71,770	$718	5,471	$(376,456)	$871,193	$625,416	$(1,665)	$1,119,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$215,817	$179,471
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	68,163	47,265
Adjustment to the fair value of asset retirement obligation	—	(4,727)
Amortization of debt-related costs	3,343	3,343
Impairment of intangible assets	31,000	—
Change in fair value of contingent liabilities	(28,586)	982
Inventory adjustments	3,569	2,869
Stock-based compensation	57,923	68,020
Net loss (gain) on investment in equity securities	6,795	(871)
Charges incurred pursuant to acquired in-process research and development	24,252	5,413
Deferred taxes	(24,620)	23,379
Long-term income tax payable and other long-term liabilities	(11,168)	(2,754)
Gain on sale of business, net of transaction costs	(59,444)	—
Gain on conversion of Installment Note	(2,525)	—
Other	9,832	5,522
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	7,953	(15,821)
Inventory	(2,826)	(6,325)
Other current and long-term assets	(4,643)	(6,344)
Accounts payable	6,110	29,473
Accrued expenses and other current and long-term liabilities	18,359	(28,932)
Net cash provided by operating activities	319,304	299,963
Cash flows from investing activities:
Capital expenditures	(7,607)	(27,301)
Acquisition of in-process research and development	(5,646)	(5,413)
Milestone payments related to prior acquisition	(13,002)	—
Proceeds from sale of business, net of transaction costs	24,212	—
Proceeds from sale of assets	5,000	—
Acquisition of Evergreen, net of cash acquired	—	(268,933)
Acquisition of Lantheus Biosciences, net of cash acquired	312	(309,011)
Principal payments from notes receivable	1,000	—
Proceeds from sale of equity securities	8,559	—
Purchases of investment in equity securities	—	(5,000)
Net cash provided by (used in) investing activities	12,828	(615,658)
Cash flows from financing activities:
Payments of long-term debt and other borrowings	(664)	(757)
Proceeds from stock option exercises	9,581	6,473
Proceeds from employee stock purchase plan	4,722	3,726
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(21,217)	(25,240)
Repurchase of common stock	—	(200,000)
Net cash used in financing activities	(7,578)	(215,798)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	711
Net increase (decrease) in cash, cash equivalents and restricted cash	324,507	(530,782)
Cash, cash equivalents and restricted cash, beginning of period	360,826	914,486
Cash, cash equivalents and restricted cash, end of period	$685,333	$383,704

Lantheus Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Reconciliation to amounts within the condensed consolidated balance sheets
Cash and cash equivalents	$683,610	$382,006
Restricted cash included in other long-term assets	1,723	1,698
Cash, cash equivalents and restricted cash at end of period	$685,333	$383,704

	Nine Months Ended September 30,
	2026	2025
Schedule of non-cash investing and financing activities
Additions of property, plant and equipment included in liabilities	$1,562	$5,317
Modification of lease agreement	$1,939	$5,789
Receipt of notes related to sale of business	$94,000	$—
Conversion of notes receivable into preferred stock	$70,000	$—
Contingent consideration assets related to sale of business	$6,500	$—
Contingent consideration liabilities related to the acquisitions	$—	$96,842
Excise tax payable on net common stock repurchases	$—	$1,205
Right-of-use asset obtained in exchange for operating lease obligation	$4,822	$—
Right-of-use asset obtained in exchange for finance lease obligation	$316	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Regarding Company References and Trademarks

Unless the context otherwise requires, references to the “Company,” “our Company,” “Lantheus,” “we,” “us” and “our” refer to Lantheus Holdings, Inc. and its direct and indirect wholly-owned subsidiaries; references to “Lantheus Holdings” refer to Lantheus Holdings, Inc. and not to any of its subsidiaries; references to “Lantheus Medical” refer to Lantheus Medical Imaging, Inc., the wholly-owned subsidiary of Lantheus Holdings; references to “Aphelion,” “Cerveau,” “Evergreen,” “Lantheus Alpha,” “Lantheus Radiopharm UK,” “Lantheus Real Estate,” “Lantheus Three,” “Lantheus Two,” and “Progenics” refer to Aphelion LLC; Cerveau Technologies, Inc.; Evergreen Theragnostics, Inc.; Lantheus Alpha Therapy, LLC; Lantheus Radiopharmaceuticals UK Limited; Lantheus MI Real Estate, LLC; Lantheus Three, LLC; Lantheus Two, LLC; and Progenics Pharmaceuticals, Inc., respectively, each a wholly-owned subsidiary of Lantheus Medical; references to “Lantheus Biosciences” refer to Lantheus Biosciences Ltd. (or to Life Molecular Imaging Limited prior to the Company’s acquisition of it in July 2025 and a name change in February 2026), a wholly-owned subsidiary of Lantheus Radiopharm UK.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lantheus and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement have been included. The preparation of the Company’s condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period.

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

Accounting Pronouncements Adopted During the Period

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” ASU 2025-05 requires an entity to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of expected credit losses for the Company’s current accounts and notes receivables. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures during the nine months ended September 30, 2026.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishment of debt. The requirements of ASU 2024-04 are effective for the annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company prospectively adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements during the nine months ended September 30, 2026, as the Company has not entered into any exchange-related settlements, modifications, or inducement transactions related to its 2.625% Convertible Senior Notes due December 2027. However, the Company will utilize this guidance for any future induced conversions or extinguishments of these notes.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establishes a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarify the form and content requirements applicable to interim financial statements. The requirements of ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (for the Company’s Form 10-Q for the three months ending March 31, 2028). The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires additional income statement disclosures, including the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, ASU 2024-03 requires enhanced disclosure of selling expenses. As clarified by ASU 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. For the Company, annual reporting requirements under ASU 2024-03 will be effective for its Form 10-K for the year ending December 31, 2027 and interim reporting requirements will be effective beginning in the first quarter of 2028. Early adoption is permitted and the amendments should be applied on a prospective basis; however retrospective application is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial results and related disclosures.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue by source as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Major Products /Service Lines
Product revenue, net(1)	$378,367	$376,687	$1,125,149	$1,118,152
License and royalty revenues	11,546	7,327	30,277	16,671
Total revenues	$389,913	$384,014	$1,155,426	$1,134,823

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

Revenue by product category on a net basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
PYLARIFY	$238,930	$240,616	$720,220	$748,912
Total oncology	238,930	240,616	720,220	748,912
Neuraceq	45,577	20,442	120,632	20,442
Total neurology	45,577	20,442	120,632	20,442
DEFINITY	85,673	81,785	258,579	244,935
Total cardiology	85,673	81,785	258,579	244,935
Strategic partnerships and other	19,733	13,705	55,995	36,042
SPECT	—	27,466	—	84,492
Total revenues	$389,913	$384,014	$1,155,426	$1,134,823

The following table presents the Company’s revenue by geographic region determined by location of customer or other party for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
United States	$379,019	97.2%	$364,069	94.8%	$1,101,736	95.4%	$1,078,128	95.0%
Rest of world	10,894	2.8%	19,945	5.2%	53,690	4.6%	56,695	5.0%
Total revenues	$389,913	100.0%	$384,014	100.0%	$1,155,426	100.0%	$1,134,823	100.0%

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

Rebates

Estimates for rebates represent the Company’s estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes or market share, Medicaid rebate programs for the Company’s products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

An analysis of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	162,046
Payments or credits made during the period	(156,254)
Balance at September 30, 2026	$72,240

Contract Assets and Liabilities

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient to expense these costs as incurred within sales and marketing expenses, because the amortization period is less than one year.

The following table provides a roll forward of deferred revenue:

(in thousands)	Deferred Revenue
Balance at January 1, 2026	$6,984
Revenue recognized in relation to the beginning of the year contract liability balance	(4,408)
Revenue deferred	6,792
Balance at September 30, 2026	$9,368

The Company is required to allocate a portion of its revenue received from commercial contracts to future reporting periods to the extent the Company had performance obligations that extended beyond one year. However, the Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. Therefore, since the Company elected the practical expedient under ASC 606-10-50-14, it does not disclose information regarding remaining performance obligations for contracts with an original expected duration of one year or less.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist of money market funds, deferred compensation plan liabilities, contingent consideration liabilities and equity investments. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. Investment in equity securities resulting from the Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) strategic agreements were recorded at fair value by the Company and are adjusted for price changes observable in the market each quarter. The Company measured the Series E-1 convertible preferred stock of Illuminated (the “Series E-1 Preferred”), acquired in April 2026 upon conversion of the promissory note from Illuminated, with a principal amount of $70.0 million that bears no interest and has a maturity date of June 14, 2028 (the “Installment Note”), at their initial fair value, with subsequent carrying value adjustments recorded for impairment and observable price changes. See the section entitled ”Installment Note” below for more information about this transaction. The Company recorded the contingent consideration liabilities resulting from the acquisitions of Evergreen and Lantheus Biosciences at fair value based on inputs that are not observable in the market. Consideration received from the sale of the SPECT business on January 1, 2026 was initially measured at fair value. See Note 8, “SPECT Business” for more information about the sale of the SPECT business in the first quarter of 2026.

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2026
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$401,077	$401,077	$—	$—
Investment securities	26,287	26,287	—	—
Total assets	$427,364	$427,364	$—	$—
Liabilities:
Deferred compensation plan liabilities	$1,910	$1,910	$—	$—
Contingent consideration liabilities	68,210	—	—	68,210
Total liabilities	$70,120	$1,910	$—	$68,210

		December 31, 2025
	Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,791	$179,791	$—	$—
Investment securities	41,087	41,087	—	—
Total assets	$220,878	$220,878	$—	$—
Liabilities:
Deferred compensation plan liabilities	$943	$943	$—	$—
Contingent consideration liabilities	94,339	—	—	94,339
Total liabilities	$95,282	$943	$—	$94,339

Nonqualified Deferred Compensation Plan

The Company maintains the Lantheus Nonqualified Deferred Compensation Plan (the “LDCP”) for the benefit of certain key, highly-compensated employees and non-employee directors. The assets of the LDCP are invested in corporate-owned life insurance (“COLI”) at September 30, 2026 and in COLI and mutual funds at December 31, 2025. The mutual funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices. The liabilities of the LDCP are presented in other long-term liabilities in the Company’s condensed consolidated balance sheets. See Note 16, “Benefit Plans” for more information on the LDCP.

Investments in Equity Securities with Readily Determinable Fair Values

Perspective Therapeutics Inc. Equity Securities

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company held 8,739,011 shares and 11,677,339 shares of Perspective common stock (“Perspective Shares”) at September 30, 2026 and December 31, 2025, respectively. The Company accounts for its investment in Perspective Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the New York Stock Exchange (“NYSE”). The fair value of the Perspective Shares is based on their closing price on the NYSE at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Perspective Shares as of September 30, 2026 was approximately $24.0 million based on a closing market price of $2.75 per share on September 30, 2026. The fair value of the Perspective Shares as of December 31, 2025 was approximately $32.1 million based on a closing market price of $2.75 per share on December 31, 2025. See Note 18, “Acquisitions” for further discussion of the Perspective transaction.

During the three months ended September 30, 2026, the Company received $8.6 million in cash from the sale of 2,938,328 Perspective Shares and realized a loss of $2.3 million, which was recorded within net loss (gain) on investment in equity securities in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

Radiopharm Theranostics Limited Equity Securities

The Company held 537,958,513 shares of Radiopharm common stock (“Radiopharm Shares”) as of September 30, 2026. The Company accounts for its investment in Radiopharm Shares as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Australian Securities Exchange (“ASX”). The fair value of the Radiopharm Shares is based on their closing price on the ASX at the end of the fiscal period and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The fair value of the Radiopharm Shares as of September 30, 2026 was approximately $2.3 million based on the converted closing market price of approximately $0.004 per share on September 30, 2026 using the exchange rate in effect on that day. The fair value of the Radiopharm Shares as of December 31, 2025 was approximately $9.0 million based on the converted closing market price of approximately $0.02 per share on December 31, 2025 using the exchange rate in effect on that day. See Note 18, “Acquisitions” for further discussion of the Radiopharm transaction.

Contingent Consideration Liabilities

Evergreen Theragnostics, Inc.

Pursuant to the terms of the Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen and Shareholder Representative Services LLC governing the Company's acquisition of Evergreen in April 2025 (see Note 18, “Acquisitions”), the Company is required to pay up to $727.5 million in cash upon the achievement of specified milestones in connection with the development and commercialization of certain milestone products, as defined in the Evergreen Merger Agreement, and OCTEVY (also referred to as LNTH-2501), a registrational-stage positron emission tomography (“PET”) diagnostic imaging agent targeting neuroendocrine tumors. The Company records these possible payments as contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the contingent consideration liabilities associated with the sales milestones using a Monte Carlo simulation in a risk-neutral framework, whereby the achievement of the future revenue associated with the sales milestones was simulated using a geometric Brownian motion model. The Company estimated the fair value of the contingent consideration liability associated with the development and commercialization milestones using a probability-weighted discounted cash flow (“DCF”) approach. The most significant unobservable inputs with respect to these milestone products and OCTEVY, are the revenue volatility and probabilities of achieving regulatory milestones. A significant change in probability of payment of the first regulatory milestone payment for OCTEVY could result in a material fluctuation in the value of the contingent consideration liability.

Lantheus Biosciences Ltd.

Pursuant to the terms of the Sale and Purchase Agreement (the “LMI Purchase Agreement”) with Life Medical Group Limited (“Life Medical”) in connection with the Company’s acquisition of Lantheus Biosciences in July 2025 (see Note 18, “Acquisitions”), the Company is required to make certain earn-out and milestone payments as a percentage of and upon the achievement of specified net sales thresholds, respectively, of Neuraceq and certain other imaging agents in Lantheus Biosciences’s pipeline. These contingent cash earn-out and milestone payments total up to $400.0 million.

In addition to the net sales earn-out and milestone payments, the Company also assumed a contingent consideration liability owed to Piramal Holdings SA (“Piramal”), pursuant to an assumed contract (the “Piramal SPA”). The Company is required to make cash payments of up to $30.0 million upon the achievement of specified earnings metrics of Lantheus Biosciences, as defined in the Piramal SPA.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table reflects the activity for the Company’s contingent consideration liabilities for these acquisitions, measured at fair value using Level 3 inputs for the nine months ended September 30, 2026:

Level 3
Accrued Contingent
(in thousands)	Consideration
Balance at January 1, 2026	$94,339
Balance of short-term contingent consideration at January 1, 2026	3,882
Changes in fair value included in net income	(28,586)
Settlements	(1,425)
Balance at September 30, 2026	$68,210

Significant changes in any of the probabilities of success, the probabilities as to the periods in which sales targets and milestones will be achieved, discount rates or underlying revenue forecasts would result in a higher or lower fair value measurement. For example, on June 26, 2026, the Company announced that the U.S. Food and Drug Administration (the “FDA”) issued a Complete Response Letter (“CRL”) regarding the New Drug Application (“NDA”) for LNTH-2501, stating that the FDA could not approve the NDA by the June 29, 2026 extended Prescription Drug User Fee Act target action date due to unresolved third-party facility manufacturing-related conditions. The Company included this information in its assessment of the probability of success attached to the contingent consideration for LNTH-2501 as of September 30, 2026. As a result of the assessment of all such changes, including settlements, the Company determined the value of the contingent consideration liabilities related to the acquisitions to be $68.2 million at September 30, 2026, $26.1 million less than the December 31, 2025 value of $94.3 million, net of settlements. The Company records the contingent consideration liabilities at fair value with changes in estimated fair values recorded within general and administrative expenses in its condensed consolidated statements of operations. The Company can give no assurance that the actual amounts paid, if any, in connection with the contingent consideration liabilities, will be consistent with any recurring fair value estimate of such contingent consideration liabilities.

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in thousands, except percent data):

	Fair Value at
Contingent Consideration Liability	September 30, 2026	December 31, 2025	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Development and commercialization milestones	$17,978	$42,378	Discounted cash flow	Payment discount rate	8.5% - 10.5%	8.6%
				Probability of payment	0.0% - 95.0%	89.6%
				Range of expected payment dates	2027 - 2038	N/A

Sales milestones	26,844	30,877	Scenario analysis	Revenue volatility	28.0% - 51.0%	46.5%
				Revenue discount rate	8.9% - 18.9%	16.9%

Assumed contingent consideration from Piramal SPA	23,388	21,084	Scenario analysis	EBITDA volatility	60.0%	60.0%
				EBITDA discount rate	21.3% - 21.3%	21.3%
Total contingent consideration liabilities	$68,210	$94,339

Consideration Received From the Sale of the SPECT Business

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Installment Note

The Company received the Installment Note from Illuminated on January 1, 2026. The Company estimated the fair value of the Installment Note issued on January 1, 2026 using a probability-weighted DCF model. The discount upon issuance of the Installment Note is being recognized into other income, net in the Company’s condensed consolidated statements of operations for the periods in which the instrument remains outstanding.

Illuminated completed a qualified financing in February 2026, resulting in the conversion of the Installment Note into Series E-1 Preferred on April 6, 2026 (the “Conversion Date”). On the Conversion Date and in accordance with the Installment Note, the Company entered into an Adoption Agreement with Illuminated pursuant to which the Company acquired 2,545,454 shares of Series E-1 Preferred upon the conversion in full and cancellation of the $70.0 million Installment Note at a conversion price of $27.50 per share. The Company estimated the fair value of the Series E-1 Preferred at $70.0 million based on the contemporaneous price paid by third-party investors for identical Series E-1 Preferred shares in Illuminated’s February 2026 qualified financing and in subsequent financings during the three months ended June 30, 2026. At the Conversion Date, the carrying value of the Installment Note was $70.0 million, with an unamortized discount of $2.5 million, and the fair value of the Series E-1 Preferred was $70.0 million, resulting in a $2.5 million gain on conversion of the Installment Note. The gain on conversion of the Installment Note is included in other income, net on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026.

The Series E-1 Preferred is convertible, at any time upon the election of the holder, into shares of Illuminated common stock on a one-for-one-basis, votes on an as-converted basis alongside other shares of Illuminated’s preferred stock, and entitles the holders of the Series E-1 Preferred, voting as a single class along with the holders of all other shares of Series E convertible preferred stock, to elect one member to Illuminated’s board of directors, subject to certain minimum ownership thresholds. The Series E-1 Preferred are equity securities and within the scope of ASC 321, “Investments - Equity Securities.” The Company elected the measurement alternative for this investment in the Series E-1 Preferred because the shares do not have a readily determinable fair value and therefore are excluded from the assets and liabilities measured at fair value on a recurring basis table above. Under this alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted for changes from observable price changes in orderly transactions for identical or similar investments. As of September 30, 2026, the carrying value of the investment in Series E-1 Preferred was $70.0 million and is included in investment in equity securities on the Company’s condensed consolidated balance sheet.

Seller Note

The Company received an unsecured promissory note from SHINE SPECT (the “Seller Note”), with a principal amount of $20.0 million, an 8.0% annual interest rate payable semi-annually of which up to half can be paid in-kind, and a maturity date of the earlier of January 1, 2029 or completion of an initial public offering by Illuminated (“SHINE IPO”). The terms of the Seller Note are governed by a Subordination Agreement dated January 1, 2026, by and between Lantheus Medical, SHINE SPECT and other parties (the “Subordination Agreement”). Pursuant to the Seller Note, if a change in control or a material financing (each as defined in the Seller Note) occurs on or prior to the maturity date, the Company has the option to require a cash repayment equal to the outstanding principal amount of the Seller Note plus accrued interest, subject to the terms of the Subordination Agreement. In addition, SHINE SPECT has the option to prepay the Seller Note prior to the maturity date, subject to the Subordination Agreement. At issuance, the Company concluded that certain contingent repayment and acceleration features embedded within the Seller Note require separate accounting as an embedded derivative under ASC 815, “Derivatives and Hedging.” Accordingly, the Company recognized an immaterial derivative asset related to those features. The Company estimated the fair value of the Seller Note on January 1, 2026 using a DCF technique that incorporated probability-weighted repayment scenarios including scenarios involving the timing of payments. In connection with that analysis, the Company identified an immaterial embedded derivative that was bifurcated from the host debt contract. The carrying amount of the host debt instrument was determined after giving effect to the bifurcation of

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the embedded derivative. The resulting debt discount on the host debt-instrument is being accreted into other income, net in the Company’s condensed consolidated statements of operations over the period the Seller Note remains outstanding.

Deferred Cash Purchase Price

The Company will receive $20.0 million in cash on the earlier of (i) January 1, 2029 or (ii) a SHINE IPO (“Deferred Cash Purchase Price”). If the Deferred Cash Purchase Price is not paid by January 1, 2029, the Company will be entitled to an additional $5.0 million of cash consideration, for a total of $25.0 million in cash to be paid no later than January 1, 2030. The Company estimated the fair value of the Deferred Cash Purchase Price on January 1, 2026 using a probability-weighted DCF technique that incorporated various repayment timing scenarios, including the potential timing of a SHINE IPO. In connection with its accounting analysis of the Deferred Cash Purchase Price, the Company identified an immaterial derivative related to certain contingent repayment features and bifurcated those features from the host contract. The resulting discount on the host contract is being accreted into other income, net in the Company’s condensed consolidated statements of operations over the period in which the instrument remains outstanding.

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

All components of net consideration received were measured at fair value on January 1, 2026 in computing the gain on sale of business. The fair value of total net consideration received by the Company was approximately $131.2 million, including $32.1 million in cash, as well as other instruments as follows:

(in thousands)
Cash consideration received(1)	$32,141
Installment Note	67,200
Seller Note	14,500
Deferred Cash Purchase Price	12,300
Net contingent consideration receivable	5,081
Total net consideration received	$131,222

(1)
This amount includes a net working capital settlement of $0.7 million received on July 1, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income tax (benefit) expense	$(594)	$14,610	$56,190	$63,956
Effective tax rate	(2.7%)	34.5%	20.7%	26.3%

The Company’s effective tax rate for the three months ended September 30, 2026 differs from the U.S. statutory rate of 21% primarily due to a partial release of the valuation allowance related to losses on its investment in equity securities, partially offset by the non-deductible change in fair value of contingent consideration and non-deductible milestone payments.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s effective tax rate for the nine months ended September 30, 2026 differs from the U.S. statutory rate of 21% primarily due to a partial release of the valuation allowance related to losses on its investment in equity securities and the non-taxable change in fair value of contingent consideration, partially offset by state income taxes.

6. Inventory, Net

Inventory, net of related reserves, consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials	$28,986	$25,927
Work in process	15,888	16,335
Finished goods	19,338	22,412
Total inventory, net	$64,212	$64,674

The majority of the value of the inventory relates to non-radioactive products. With respect to the Company’s products that are radiopharmaceuticals, due to the limited shelf life of such products, they are generally not held as finished goods.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Land	$3,020	$3,020
Buildings	50,866	49,913
Machinery, equipment and fixtures	114,224	110,587
Computer software	51,332	55,550
Construction in progress	9,239	17,406
Total gross property, plant and equipment	228,681	236,476
Less - accumulated depreciation and amortization	(79,054)	(72,790)
Total property, plant and equipment, net	$149,627	$163,686

Depreciation and amortization expense related to property, plant and equipment, net, was $6.1 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively, and $17.9 million and $16.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Consideration received from SHINE SPECT on the Disposition Date consisted of cash, the Installment Note, the Seller Note, the Deferred Cash Purchase Price and the right to certain contingent consideration. All components of consideration received were measured at fair value on the Disposition Date in computing the loss (gain) on sale of business, net of transaction costs. The fair value of total net consideration received on the Disposition Date was approximately $131.2 million. See Note 4, “Fair Value of Financial Instruments” for more information on the total net consideration received for the Disposition.

The Company recognized a gain on sale of the SPECT business of $59.4 million, net of transaction costs, for the nine months ended September 30, 2026, including a $0.1 million loss, which was an adjustment recorded during the three months ended September 30, 2026 for a true-up of assets. The Company recorded a post-closing working capital settlement related to the sale of its SPECT business which was partially offset by miscellaneous asset and liability true-ups recorded during the nine months ended September 30, 2026. In addition, the nine-month period ended September 30, 2026 includes the Disposition Date fair value of consideration received of $131.2 million, including a $0.7 million net working capital settlement received in July 2026, less the carrying value of the deconsolidated assets and liabilities of approximately $64.5 million, and is net of transaction costs incurred and paid by the Company of $7.2 million during the first quarter of 2026 and a $0.1 million loss, which was an adjustment recorded during the third quarter of 2026 for the true-up of assets. This gain on sale of business, net of transaction costs is presented within non-operating income on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026.

Assets and Liabilities Held for Sale

As of December 31, 2025, assets and liabilities associated with the Company’s SPECT business were presented in the Company’s consolidated balance sheet as assets and liabilities held for sale since it was determined that those assets and liabilities met the criteria of held-for-sale under ASC 360, “Impairment or disposal of long-lived assets.”

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company does not believe the sale represented a strategic shift that had a major effect on the Company's consolidated financial results and therefore did not meet the criteria for classification as discontinued operations.

The table below presents the estimated carrying amounts of assets and liabilities held for sale related to the SPECT business as of December 31, 2025:

December 31,
(in thousands)	2025
Assets:
Accounts receivable, net	$14,261
Inventory	11,641
Other current assets	2,991
Property, plant and equipment, net	49,244
Intangible assets, net	871
Goodwill	1,734
Total assets held-for-sale	$80,742

Liabilities:
Accounts payable	3,039
Accrued expenses and other liabilities	1,976
Asset retirement obligation	17,453
Total liabilities held-for-sale	$22,468

9. Accrued Expenses, and Other Current and Long-Term Liabilities

Accrued expenses, and other current and long-term liabilities are comprised of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Compensation and benefits	$50,166	$63,244
Freight, distribution and operations	69,248	75,995
Accrued rebates and discounts	72,240	66,448
Accrued professional fees	24,027	26,511
Accrued research and development expenses	22,905	12,964
Accrued sales and marketing expenses	20,613	4,885
Income taxes payable	3,339	3,574
Short-term contingent consideration	16,553	3,882
Other	18,571	9,804
Total accrued expenses and other current liabilities	$297,662	$267,307

Operating lease liabilities	$52,542	$50,016
Other long-term liabilities	37,726	57,850
Total other long-term liabilities	$90,268	$107,866

10. Goodwill and Intangibles, Net

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2026:

(in thousands)	Amount
Balance at January 1, 2026	$239,517
Lantheus Biosciences measurement period adjustments	(588)
Foreign currency translation adjustments	(303)
Balance at September 30, 2026	$238,626

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangibles, net, consisted of the following:

	September 30, 2026
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,620)	$920
Customer relationships	5	Accelerated	102,844	(97,331)	5,513
Currently marketed products	9 - 10.5	Straight-line	492,800	(119,794)	373,006
Licenses	13 - 16	Straight-line	22,233	(14,890)	7,343
Developed technology	7 - 9	Straight-line	55,982	(19,152)	36,830
Total amortizable intangibles			687,399	(263,787)	423,612
Non-amortizable:
In-process research and development	Indefinite		218,000	—	218,000
Total intangibles, net			$905,399	$(263,787)	$641,612

	December 31, 2025
(in thousands)	Useful Lives (in years)	Amortization Method	Gross	Accumulated Amortization	Net
Amortizable:
Trademarks	25	Straight-line	$13,540	$(12,509)	$1,031
Customer relationships	5	Accelerated	102,958	(90,834)	12,124
Currently marketed products	9 - 10.5	Straight-line	492,800	(83,013)	409,787
Licenses	13 - 16	Straight-line	22,233	(14,167)	8,066
Developed technology	7 - 9	Straight-line	55,982	(13,211)	42,771
Total amortizable intangibles			687,513	(213,734)	473,779
Non-amortizable:
In-process research and development	Indefinite		249,000	—	249,000
Total intangibles, net			$936,513	$(213,734)	$722,779

During the third quarter of 2026, the Company identified an impairment triggering event on its LNTH-2620 (previously referred to as PI-2620) and LNTH-2515 in-process research and development (“IPR&D”) intangible assets, and after completing the quantitative impairment test, recognized impairment charges of $21.0 million and $10.0 million, respectively. LNTH-2620 and LNTH-2515 were acquired in July 2025 with the acquisition of Lantheus Biosciences and had initial fair values of $21.0 million and $13.0 million, respectively, based on expected future cash flows on the date of acquisition. The impairment charges for LNTH-2620 and LNTH-2515 are included in research and development (“R&D”) expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

On August 14, 2026, the Company announced that the FDA approved TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240. As a result, the Company reassessed the existing development plan for LNTH-2620 and because there is no near-term plan to commercialize the asset, the Company determined that based on the updated analysis of the future cash flow, the value of the asset that remained was immaterial and therefore the Company recorded the full impairment in an amount equal to $21.0 million for the three and nine months ended September 30, 2026.

During the third quarter of 2026, the Company performed an updated analysis of the future cash flows of LNTH-2515 and as a result, recognized an impairment charge of $10.0 million during the three and nine months ended September 30, 2026.

The estimate of future cash flows used in impairment testing involves significant management judgment, and is based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions.

The Company recorded amortization expense for its intangible assets of $16.7 million and $14.6 million for the three months ended September 30, 2026 and 2025, respectively, and $50.2 million and $30.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below summarizes the estimated aggregate amortization expense expected to be recognized on the above intangible assets:

(in thousands)	Amount
Remainder of 2026	$16,728
2027	61,380
2028	58,074
2029	57,930
2030	49,041
2031 and thereafter	180,459
Total	$423,612

11. Long-Term Debt, and Other Borrowings, Net of Current Portion

The carrying value of the Company’s long-term debt and other borrowings, net of current portion is comprised of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Principal amount 2.625% Convertible Senior Notes due December 2027	$574,996	$574,996
Unamortized debt issuance costs	(4,157)	(6,829)
Finance lease liabilities	902	1,249
Total	571,741	569,416
Less: current portion of long-term debt and other borrowings	(605)	(738)
Total long-term debt and other borrowings, net of current portion	$571,136	$568,678

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

The Company is permitted to voluntarily prepay the Revolving Loans, in whole or in part, or reduce or terminate the Revolving Commitment, in each case, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans, Letters of Credit, and Swingline Loans exceeds the total Revolving Commitment, the Company must prepay the Revolving Loans in an amount equal to such excess. The Company is not required to make mandatory prepayments under the 2022 Revolving Facility. As of September 30, 2026, there were no outstanding borrowings under the 2022 Revolving Facility.

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Holders of the Notes may elect to convert their Notes during a calendar quarter if the trading price of the Company’s common stock was greater than or equal to 130% of the Conversion Price of the Notes (or $103.75 per share) for at least 20 trading days of the last 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Stock Price Conversion Threshold”). During the third quarter of 2026, the closing price of the Company’s common stock did not exceed the Stock Price Conversion Threshold. As a result, the Notes are not convertible at the option of the holders of the Notes during the fourth quarter of 2026. Because the Notes are not considered convertible under the terms of the Notes and pursuant to ASC 470-10, the Company classified the carrying value of the Notes as long-term debt and other borrowings on the Company’s condensed consolidated balance sheets as of September 30, 2026.

As of September 30, 2026, the carrying value of the Notes was $575.0 million, the Notes had an unamortized discount of $4.2 million, and the fair value of the liability was $739.4 million. The Company recorded interest expense of approximately $3.8 million and $11.3 million related to the Notes for the three and nine months ended September 30, 2026, respectively.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Stockholders' Equity and Stock-Based Compensation

Equity Incentive Plan

On April 30, 2026, the Company’s stockholders approved the Amended and Restated 2026 Equity Incentive Plan (the “2026 Plan”) which amended and restated the 2015 Equity Incentive Plan to (i) increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares, (ii) effect the name change of the 2026 Plan, (iii) change the provision regarding non-employee director compensation limits from a number of shares of common stock not to exceed 500,000 shares to total compensation of (a) no more than $1,250,000 in combined cash and equity awards during such director’s year of appointment and (b) no more than $750,000 in combined cash and equity awards in any other year of service, and (iv) remove and revise certain provisions that were otherwise required for awards to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, prior to the repeal of the applicable limitations thereunder. The 2026 Plan is administered by the Board of Directors (the “Board”) and permits the granting of stock, stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, officers, directors and consultants of the Company. As of September 30, 2026, the aggregate shares of common stock reserved for issuance under the 2026 Plan, as amended, is 16,930,277 shares.

Common Stock Repurchases

On July 31, 2025, the Board authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). During the three and nine months ended September 30, 2026, the Company did not repurchase any of its common stock under the 2025 Program. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program as of September 30, 2026.

Employee Stock Purchase Plan

Effective September 11, 2026, the Lantheus Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”) was suspended after the completion of the current offering period. The 2023 ESPP provided for the granting of up to 500,000 shares of the Company’s common stock to eligible employees. The 2023 ESPP allowed eligible employees to contribute up to 15% of their qualifying compensation toward the semi-annual purchase of the Company’s common stock in March and September of each year, subject to an annual maximum dollar amount. The purchase price was the lesser of 85% of the fair market value of the stock on the last trading day of each Offering Period (as defined in the 2023 ESPP); or the first trading day of each Offering Period. In March 2026 and September 2026, the Company issued 58,907 shares and 31,956 shares under the 2023 ESPP, respectively. As of September 30, 2026, the number of shares that would have been available for issuance under the 2023 ESPP if the suspension was not in place was 308,437 shares. The Company calculated the fair value of the shares issued under the 2023 ESPP using the Black-Scholes model at the commencement of an Offering Period in March and September of each year and the related expense is recorded over the Offering Period. Shares issuable under the Offering Period ending September 11, 2026 were issued in accordance with the 2023 ESPP, and no additional Offering Period commenced thereafter.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$2,869	$3,897	$7,268	$10,133
Sales and marketing	5,534	4,471	14,504	12,514
General and administrative	9,826	12,609	27,387	35,793
Research and development	3,646	3,524	8,764	9,580
Total stock-based compensation expense	$21,875	$24,501	$57,923	$68,020

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Net Income Per Common Share

A summary of net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$22,371	$27,771	$215,817	$179,471

Basic weighted-average common shares outstanding	65,297	67,230	65,066	68,132
Effect of dilutive stock options	307	125	235	193
Effect of dilutive restricted stock	1,241	308	1,076	612
Effect of convertible notes	1,568	—	760	101
Diluted weighted-average common shares outstanding	68,413	67,663	67,137	69,038

Net income per common share:
Basic	$0.34	$0.41	$3.32	$2.63
Diluted	$0.33	$0.41	$3.21	$2.60

Antidilutive securities excluded from diluted net income per common share	318	1,862	570	1,623

Impact of the Convertible Notes

The Company considers shares issuable upon conversion of the Notes to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company has the option to settle the Notes through cash settlement or a combination of cash and share settlement provided that the principal is settled in cash and the conversion spread is settled in cash or shares as elected by the Company. The Company considers the Notes to be participating securities through the two-class method. Per the terms of the Indenture, the Company determined that if a cash dividend is paid that is greater than the stock price at the time such dividend is declared, the holders of the Notes will receive cash on an if-converted basis. While this feature is considered to be a participating right, basic income attributable to common stockholders is only impacted if the Company’s earnings per share exceeds the current share price, regardless of whether such dividend is declared. During the three and nine months ended September 30, 2026 and 2025, no such dividend was declared, and the Company’s earnings per share did not exceed its share price. The Company is required to settle the principal amount of the Notes in cash upon conversion, and convertibility of the Notes is dependent upon the Company’s share price. Therefore, the Company used the if-converted method for calculating the dilutive effect of the conversion option on diluted net income per share. The conversion option will have a dilutive impact on net income per share of common stock when the average price per share of the Company's common stock for a given period exceeds the Conversion Price of the Notes. See Note 11, “Long-Term Debt, and Other Borrowings, Net of Current Portion” for further discussion on the Notes.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Other Income

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Foreign currency (gain) loss	$(181)	$269	$(474)	$689
Interest income	(6,954)	(3,623)	(18,183)	(20,318)
Revision of estimated decommissioning costs related to asset retirement obligation(1)	—	—	—	(4,727)
Gain on conversion of Installment Note(2)	—	—	(2,525)	—
Other	377	798	852	777
Total other income, net	$(6,758)	$(2,556)	$(20,330)	$(23,579)

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

On January 26, 2024, the Company was sued in the United States District Court for the District of Delaware (the “District Court”) by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA (collectively known as “ADACAP” in the court proceedings), each a Novartis entity, for patent infringement in response to the filing of the Company’s Abbreviated New Drug Application (“ANDA”) and Paragraph IV certification in connection with PNT2003, consistent with the process established by the Hatch-Waxman Act. In December 2025, the court conducted its trial. On June 17, 2026, the District Court issued an opinion in Lantheus’s favor; specifically, the District Court determined that all the patents asserted by ADACAP are invalid. On June 23, 2026, ADACAP appealed the District Court’s decision to the Court of Appeals for the Federal Circuit (“CAFC”) and moved for an emergency injunction to stay Lantheus’s launch of PNT2003 pending appeal. On July 2, 2026, the CAFC denied ADACAP’s motion to stay Lantheus from launching PNT2003 during the appeal process. As of the date of this Form 10-Q, the Company has received final FDA approval for PNT2003, now referred to as BRAVNETSA (lutetium Lu 177 dotatate), and is participating in the appeal briefing process on an expedited basis which will culminate in an oral hearing before the CAFC currently scheduled for December 14, 2026. The timing of the final decision of the CAFC on ADACAP’s appeal is not known. Because the outcome of litigation is uncertain, the Company cannot predict how or when this matter will ultimately be resolved.

On September 9, 2025, an alleged stockholder initiated a putative securities class action against the Company in the United States District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of the Company’s named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

material facts) in violation of the Exchange Act. The lead plaintiff filed an amended complaint on March 13, 2026. The Company and its executives filed a motion to dismiss the amended complaint on May 11, 2026, and under the operative scheduling order, that motion was fully briefed by August 10, 2026. Additionally, on December 17, 2025, another alleged stockholder of the Company filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of the Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. The derivative action is stayed pending one or more of the following events: (i) a public announcement of any settlement of the putative securities class action; (ii) a ruling on the defendants’ motion to dismiss; or (iii) a dismissal with prejudice of the putative securities class action and exhaustion of all related appeals. Because the outcome of litigation is uncertain, the Company cannot predict how or when these matters will ultimately be resolved.

Following the filing on September 8, 2026 of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) relating to the Merger (as defined below), three complaints were filed by purported stockholders against the Company and certain members of the Board in connection with the Merger. Two such complaints were filed in the Supreme Court of the State of New York, County of New York: Hamilton v. Lantheus Holdings, Inc., et al., Index No. 655291/2026, filed on September 16, 2026, and McDaniels v. Lantheus Holdings, Inc., et al., Index No. 655281/2026, filed on September 16, 2026, and one was filed in the Superior Court of the Commonwealth of Massachusetts, Middlesex County: Garfield v. Lantheus Holdings, Inc., et al., Civil Docket No. 2681CV02581, filed on September 25, 2026 (collectively, the “Merger Complaints”). The Merger Complaints generally alleged, among other things, that the Definitive Proxy Statement omitted or misrepresented certain material information and asserted claims under state common law.

In addition to the Merger Complaints, the Company has received sixteen demand letters from purported stockholders of the Company, two of which attached a draft complaint, making similar allegations to the Merger Complaints (the “Demand Letters”).

On October 2, 2026, solely to avoid the costs, burden, nuisance and uncertainties inherent in litigation and without admitting any liability or wrongdoing, the Company filed supplemental disclosures to the Definitive Proxy Statement. On October 14, 2026, the Company’s stockholders adopted the Merger Agreement (as defined below) and approved related proposals at a special meeting of stockholders. The Company believes the Merger Complaints and the Demand Letters are without merit. Additional demand letters or lawsuits may be received or filed in connection with the Merger. Because the outcome of litigation is uncertain, the Company cannot predict how or when these matters will ultimately be resolved.

As of September 30, 2026, the Company was not a party to any other material ongoing legal proceedings and has determined that the aforementioned matters are not expected to have a material adverse effect on its business or consolidated financial results.

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

Repurchase of License

In June 2026, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with its distributor in China pursuant to which the Company repurchased from the distributor the license to DEFINITY in China along with the related materials, approvals and clinical trial research that had been accumulated since the original Distribution and Supply Agreement between the same parties (the “Supply Agreement”), which was executed in April 2012. The Company’s repurchase right was in accordance with the Supply Agreement. The total consideration to be paid as part of the Repurchase Agreement is $30.0 million. The Company paid $15.0 million of this consideration during the three months ended September 30, 2026. The remaining $15.0 million is expected to be paid in two tranches by the end of 2026 upon satisfaction of certain conditions, is recorded as an obligation in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2026 and was fully expensed to sales and marketing expenses on the Company’s condensed consolidated statements of operations during the second quarter of 2026.

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16. Benefit Plans

Nonqualified Deferred Compensation Plan

In October 2024, the Company adopted the LDCP to provide key, highly-compensated employees and non-employee directors an additional opportunity for personal financial planning by allowing an option to defer a portion of their base salary and variable compensation each year. Under the LDCP, which is an elective nonqualified deferred compensation plan, employee participants are eligible to defer up to 80% of base salary and up to 80% of any bonus award beginning in 2025. Non-employee directors that are participants of the LDCP are eligible to defer up to 100% of their Board fees. Additionally, Company matching or employer contributions may be credited to the LDCP. Any matching or employer contributions cliff vest after the earlier of (i) five years, (ii) the participant reaching age 55, (iii) death, or (iv) disability. All amounts deferred or credited to a participant’s account (the “Deferred Amounts”) are held in a separate trust which was established by the Company to administer the LDCP. The LDCP assets held in trust by the Company to offset its obligation, which could currently consist of COLI and mutual funds, are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes, or a Rabbi Trust (the “Trust”). Amounts deferred (and earnings on those amounts) are generally distributed following termination of employment unless the participant has elected an earlier distribution date, which may be no earlier than January 1st of the second year following the year of deferral. Vested Company matching or employer contributions (and earnings on those amounts) are generally distributed following termination of employment. Participants can elect to receive distributions in a lump sum, in annual installments over a period of not more than ten years for a qualifying distribution event (as defined in the LDCP), or in annual installments over a period of not more than five years if distributions are made prior to termination of employment.

As of September 30, 2026, assets and liabilities held by the Trust were $2.1 million and $1.9 million, respectively. As of December 31, 2025, assets and liabilities held by the Trust were $1.1 million and $0.9 million, respectively. Assets and liabilities held by the Trust as of each such date were included in other long-term assets, accrued expenses and other current and long-term liabilities in the Company’s condensed consolidated balance sheets. Changes in the value of the LDCP assets and liabilities are charged to net loss (gain) on investment in equity securities and to general and administrative expenses, respectively, in the Company’s condensed consolidated statements of operations and were de minimis for the three and nine months ended September 30, 2026.

17. Proposed Merger

Pending Merger with Curium US Holdings LLC

On August 3, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curium US Holdings LLC (the “Parent”), and Coco Merger Sub Inc. (the “Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, the Parent will acquire the Company by means of a statutory merger of the Merger Sub with and into the Company, with the Company surviving as the Parent’s wholly-owned subsidiary (the “Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, the Parent will acquire all of the outstanding shares of the Company’s common stock (other than certain excluded shares and shares for which appraisal rights have been properly exercised) for $102.50 per share in cash at the effective time of the Merger. In addition, the Company’s stockholders will receive one contingent value right (“CVR”) per share representing the right to receive up to $12.00 per share in cash upon the achievement of certain specified commercial milestones, all subject to the terms and conditions set forth in a CVR agreement to be entered into between the Parent and a rights agent selected by the Parent and reasonably acceptable to the Company. The Merger is currently expected to close in the first half of 2027, subject to the satisfaction or waiver of customary closing conditions, including required regulatory approvals. If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Market and deregistered under the Exchange Act.

The Company has also agreed not to (i) initiate, solicit or knowingly facilitate or knowingly encourage the making of any proposal or offer that constitutes or would reasonably be expected to lead to, a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any person (other than the Parent or its representatives) any non-public information in connection with or for the purpose of knowingly facilitating or knowingly encouraging, a Competing Proposal or (iii) enter into any letter of intent, acquisition agreement, agreement in principle or similar agreement with respect to a Competing Proposal.

The consummation of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, among other things, (a) that no law or governmental order, injunction, decree or decision preventing the consummation of the Merger is in effect and no statute, rule or regulation shall have been enacted, entered, promulgated or enforced, and still be in effect, that prohibits or makes illegal

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consummation of the Merger and (b) that any waiting period (or any extension thereof) applicable to the Merger and the other transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) have terminated or expired and all other scheduled antitrust or investment screening law approvals having been obtained. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties (subject in certain cases to customary materiality qualifications) and the other party’s performance or compliance in all material respects with its obligations under the Merger Agreement, and the obligation of the Parent and Merger Sub is also conditioned upon there being no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred that is continuing at the effective time of the Merger. The consummation of the Merger is not subject to any financing condition.

The Merger Agreement contains certain termination rights for each of the Company and the Parent, including, among others, the right of either party to terminate if the Merger is not consummated on or before 11:59 p.m. Eastern Time on May 2, 2027 (the “Outside Date”), subject to extension in certain circumstances (provided that the Outside Date shall not be extended beyond November 30, 2027), and the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal. The Company will be required to pay the Parent a termination fee of $228.0 million in cash if the Merger Agreement is terminated (a) by the Parent because, prior to receipt of the requisite approval by the Company’s stockholders, the Board or any committee thereof makes a change to its recommendation of the Merger, (b) by the Company in order to enter into an alternative acquisition agreement with respect to a Superior Proposal or (c)(i)(A) by the Parent or the Company pursuant to the Outside Date termination right, (B) by the Parent or the Company because the Company stockholder approval was not obtained, or (C) by the Parent because of a willful breach of the Merger Agreement by the Company, and (ii) a bona fide Competing Proposal (as defined and so modified in the Merger Agreement) was publicly disclosed after the date of the Merger Agreement and prior to such termination and was not publicly withdrawn prior to such termination, and (iii) within 12 months after such termination, the Company enters into an alternative acquisition agreement with respect to such Competing Proposal (and such transaction is subsequently consummated) or consummates such a transaction. In no event will the Company be required to pay such termination fee more than once. The Parent will be required to pay the Company a general termination fee of $385.0 million or, alternatively, a regulatory termination fee of $100.0 million, in each case under specified circumstances, including, in the case of the regulatory termination fee, the termination of the Merger Agreement due to the failure to consummate the Merger by the Outside Date as a result of the failure to obtain certain required regulatory approvals or due to a final and non-appealable injunction or order relating to antitrust laws or foreign direct investment laws. In no event will Parent be required to pay both fees.

The Company incurred approximately $18.6 million in costs during the three and nine months ended September 30, 2026, consisting primarily of legal and other advisor costs related to the proposed Merger, which are included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

For additional information regarding the Merger Agreement and the proposed Merger please see the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026 and Definitive Proxy Statement. A special meeting of the Company’s stockholders was held on October 14, 2026, at which, among other items, the Merger Agreement was adopted. See Note 20, “Subsequent Event” for more information on the results of the stockholders’ vote and the status of required regulatory approvals.

18. Acquisitions

Acquisition of Businesses

Evergreen Theragnostics, Inc.

On April 1, 2025 (the “Evergreen Closing Date”), the Company acquired all the issued and outstanding shares of Evergreen by means of a statutory merger of a subsidiary of the Company with and into Evergreen, with Evergreen surviving as the Company’s wholly-owned subsidiary (the “Evergreen Acquisition”), pursuant to the terms of the Evergreen Merger Agreement. Evergreen is a clinical-stage radiopharmaceutical company engaged in contract development and manufacturing organization services as well as drug discovery and commercialization of proprietary products.

As consideration for the Evergreen Acquisition, the Company made an upfront payment of $276.4 million in cash. The upfront cash consideration included a $25.0 million milestone payment that was triggered prior to the Evergreen Closing Date, the cash settlement of the options and restricted stock units granted to certain Evergreen equity holders related to pre-acquisition services, which was recorded as a component of consideration transferred of $6.1 million, the settlement by the Company of the pre-existing Evergreen debt of $4.3 million, and the payment of transaction expenses paid by the Company on behalf of Evergreen of $11.6 million. In connection with the Evergreen Acquisition, certain equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Evergreen Merger Agreement. The Company recognized $7.5 million of nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Evergreen employee stock awards, which was recorded to operating expenses in the Company’s consolidated statements of operations in 2025.

In the event of achievement of specified milestones, the Company would be required to pay up to an additional $727.5 million in cash pursuant to the Evergreen Merger Agreement. The potential remaining milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte Carlo simulation for sales milestones and a probability-weighted DCF approach for development and commercialization milestones. The fair value of the total contingent consideration is included in long-term contingent consideration liabilities, net of current portion in the Company’s condensed consolidated balance sheets at September 30, 2026.

The acquisition date fair value of the consideration transferred in the Evergreen Acquisition consisted of the following:

(in thousands)
Cash consideration	$276,424
Fair value of contingent consideration	43,042
Total purchase consideration	$319,466

The Evergreen Acquisition was accounted for as an acquisition of a business under ASC 805, “Business Combinations (“ASC 805”),” which requires that assets acquired and liabilities assumed on the acquisition date be recognized at their fair values as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, its estimates and assumptions are subject to change during the measurement period, which is up to one year from the acquisition date. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s condensed consolidated statements of operations.

The purchase accounting for the Evergreen Acquisition has been finalized. The following table summarizes the final fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$8,065
Accounts receivable, other(1)	2,758
Prepaid expenses and other current assets	459
Property, plant and equipment, net	16,711
Intangibles(2)	215,000
Deferred tax assets	18,112
Other long-term assets	1,424
Total identifiable assets acquired	$262,529
Liabilities assumed:
Accounts payable	$(1,964)
Accrued expenses and other current liabilities	(754)
Deferred tax liabilities	(55,718)
Other long-term liabilities	(848)
Total liabilities assumed	(59,284)
Net assets acquired	$203,245
Purchase consideration	$319,466
Goodwill(3)	$116,221

(1)
The value approximates the gross contractual amount of accounts receivables. The contractual amount not expected to be collected is immaterial.
(2)
Intangible assets acquired consisted of IPR&D. The fair values of the IPR&D assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 11.5% and cash flows

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.
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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company did not incur any acquisition- and integration -related costs during the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company incurred $1.9 million of acquisition- and integration-related costs, including legal, accounting, compensation arrangements and other related fees. The Company incurred $5.8 million and $23.3 million of acquisition- and integration-related costs in the three and nine months ended September 30, 2025, respectively. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

Lantheus Biosciences Ltd.

On July 21, 2025, Lantheus Radiopharm UK acquired the entire issued share capital of Lantheus Biosciences pursuant to the LMI Purchase Agreement with Life Medical, Life Healthcare Group Holdings Limited and Lantheus Medical as Lantheus Radiopharm UK’s guarantor (such acquisition, the “LMI Acquisition”). Lantheus Biosciences possesses an Alzheimer’s disease radiodiagnostic commercial infrastructure, R&D capabilities, and an established international footprint. The LMI Acquisition includes Neuraceq, an Alzheimer’s disease radiodiagnostic. Neuraceq is commercially approved in the United States, Canada, the European Union, the United Kingdom, Switzerland, China, Japan, South Korea, and Taiwan. As consideration for the LMI Acquisition, the Company remitted an upfront payment of $355.2 million in cash to Life Medical. In November 2025 and in accordance with the terms of the LMI Purchase Agreement, the Company finalized the net working capital accounts with Life Medical and received a $2.3 million payment from Life Medical. The Company received an additional $0.3 million working capital settlement from Life Medical in April 2026. The total $2.6 million payments were recorded as adjustments to purchase consideration since the date of acquisition. During the three months ending September 30, 2026, the Company adjusted its purchase price allocation by decreasing goodwill by $0.3 million, increasing accrued expenses and other current liabilities by $0.2 million and decreasing deferred tax liability by $0.5 million. This is the result of the Company recording a return-to-provision true-up for the period it owned Lantheus Biosciences.

In connection with the LMI Acquisition, the Company could be required to pay up to an additional $400.0 million in potential earn-out and milestone payments as a percentage of and upon the achievement of specified net sales thresholds, respectively, of Neuraceq and other pipeline assets. Additionally, the Company assumed a contingent consideration liability owed to Piramal (see Note 4, “Fair Value of Financial Instruments”), which is excluded from purchase consideration.

The potential remaining earn-out and milestone payments are accounted for as contingent consideration, the fair value of which is determined using a Monte Carlo simulation in a risk-neutral framework. The fair value of the total contingent consideration is included in accrued expenses and other current liabilities, long-term contingent consideration liabilities, net of current portion and other long-term liabilities in the Company’s condensed consolidated balance sheets at September 30, 2026.

The acquisition date fair value of the consideration transferred in the LMI Acquisition consisted of the following:

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

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s condensed consolidated statements of operations.

As of September 30, 2026, the purchase accounting for the LMI Acquisition has been finalized. The following table summarizes the final fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$46,193
Accounts receivable, other(1)	25,123
Inventory	1,125
Prepaid expenses and other current assets	1,974
Property, plant and equipment, net	4,979
Intangibles(2)	394,000
Deferred tax assets	15,993
Other long-term assets	11,506
Total identifiable assets acquired	$500,893
Liabilities assumed:
Accounts payable	$(5,715)
Accrued expenses and other current liabilities	(26,142)
Deferred tax liabilities	(72,116)
Other long-term liabilities	(79,904)
Total liabilities assumed	(183,877)
Net assets acquired	$317,016
Purchase consideration	$379,614
Goodwill(3)	$62,598

(1)
The value approximates the gross contractual amount of accounts receivables. The contractual amount not expected to be collected is immaterial.
(2)
Intangible assets acquired consisted of IPR&D and currently marketed products. The fair values of the IPR&D and currently marketed product assets were determined based on the present values of the expected cash flows to be generated by the respective underlying assets. The Company used a discount rate of 23.5% and 23.0% for IPR&D and currently marketed products, respectively. IPR&D cash flows have been probability-adjusted to reflect the risks of technical and regulatory success of the products, which the Company believes are appropriate and representative of market participant assumptions. The Company estimates that the acquired currently marketed product asset has a useful life of 10.5 years.
(3)
The goodwill recognized is attributable to future technologies that are not separately identifiable that could potentially add to the currently developed and pipeline products and Lantheus Biosciences’s assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of the future development and growth of the business. Goodwill of $62.6 million recognized in connection with the LMI Acquisition is not deductible for tax purposes.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $1.9 million and $5.7 million of acquisition and integration-related costs, including legal, accounting, compensation arrangements and other related fees in the three and nine months ended September 30, 2026, respectively. The Company incurred $22.2 million and $27.6 million of acquisition- and integration-related costs in the three and nine months ended September 30, 2025, respectively. These costs were recorded in operating expenses in the condensed consolidated statements of operations in the period in which they were incurred.

Acquisition of Assets

Strategic Agreements with Perspective Therapeutics, Inc.

On January 8, 2024, the Company entered into an agreement with Perspective to participate in Perspective’s next qualified financing to purchase Perspective Shares. On January 22, 2024, the Company purchased 56,342,355 Perspective Shares, representing 11.39% of the outstanding Perspective Shares, at the fair market offering price of $0.37 per share. Included within the agreement is a covenant which allows for the Company to designate one observer to Perspective’s board of directors, however, the Company is not currently exercising its board

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

observer right. The Company purchased 60,431,039 Perspective Shares at a fair market purchase price of $0.95 per share as an investor in a private placement transaction on March 6, 2024, which resulted in the Company holding a cumulative 19.90% of the outstanding Perspective Shares (or 17.35% on a fully diluted basis) after giving effect to the closing of the private placement transaction. The Company’s ownership has been further diluted since the original investment was made, and Perspective effected a 1-for-10 reverse stock split. The Company does not have the ability to exercise significant influence over operating and financial policies of Perspective. See Note 4, “Fair Value of Financial Instruments,” for more information on the Company’s investment in Perspective.

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

None of these options and rights have been exercised as of September 30, 2026.

During the three months ended September 30, 2026, the Company received $8.6 million in cash from the sale of 2,938,328 Perspective Shares and realized a loss of $2.3 million, which was recorded within net loss (gain) on investment in equity securities in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

Exclusive License for Radiopharm Theranostics Limited

On June 15, 2024, the Company entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed then preclinical assets for an upfront payment of $2.0 million. The Company acquired global exclusive rights to both a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody and to a Trophoblast cell surface antigen-2 (“TROP2”)-targeted radiodiagnostic. LRRC15, which is also known as LNTH-2403, is a potential first-in-class, highly specific monoclonal antibody radio-conjugate with both Orphan Drug and Rare Pediatric Disease designations from the FDA for the treatment of osteosarcoma. The agent is designed to target the surrounding tumor micro-environment cells expressing the protein potentially treating a broad range of cancers. The TROP2-targeted nanobody radio-conjugate, which is also known as LNTH-2404, is designed to target TROP2, an intracellular calcium signal transducer that is overexpressed in various types of adenocarcinomas with minimal expression in normal tissues and is associated with tumor aggressiveness, poor prognosis and drug resistance.

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

Exclusive License for PNT2003/BRAVNETSA™

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the terms of the license and collaboration agreement between Lantheus Three and POINT Biopharma Global Inc. (“POINT”), dated November 11, 2022, the Company paid POINT an upfront cash payment of $10.0 million in December 2022. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $10.0 million was recognized in R&D expenses during the year ended December 31, 2022 for PNT2003.

On September 22, 2026, the Company announced that the FDA granted final approval for BRAVNETSA (lutetium Lu 177 dotatate), previously known as PNT2003, through the FDA’s ANDA pathway. BRAVNETSA is indicated for the treatment of adult patients with somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. Upon the FDA’s final approval of BRAVNETSA, the Company was required to pay POINT a $10.0 million regulatory milestone payment, which will be paid in the fourth quarter of 2026, and which the Company has included a charge for in R&D expenses of the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026, based on the current commercialization plans for the asset.

The Company could pay up to an additional $24.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones related to PNT2003. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003, as well as royalty payments of 15% of net sales of PNT2003.

MK-6240/TAUKLARIFY

On February 6, 2023, the Company acquired Cerveau. Cerveau holds the rights under a license agreement to develop and commercialize MK-6240, a radiodiagnostic agent indicated for PET imaging of the brain in adults with cognitive impairment who are being evaluated for Alzheimer’s disease to identify patients with tau neurofibrillary tangle pathology. The Company determined that its acquisition of Cerveau did not meet the definition of a business combination and accounted for the transaction as an asset acquisition.

In February 2023, the Company made an up-front payment of approximately $35.3 million to the stockholders of Cerveau (the “Cerveau Stockholders”) and paid the Cerveau Stockholders an additional $10.0 million in May 2023 upon the successful completion of a technology transfer. On August 14, 2026, the Company announced that the FDA approved MK-6240 under the brand name TAUKLARIFY (florquinitau F-18 injection). As a result of the FDA approval, the Company was required to pay the Cerveau Stockholders a $13.0 million regulatory milestone payment, which was paid in September 2026, and is included in R&D expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026, based on the current commercialization plans for the asset. The Company is also required to pay Merck Sharp & Dohme Corp. a $1.3 million milestone payment upon the approval of the NDA. This amount will be paid in the fourth quarter of 2026 and was also included in R&D expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

The Company could pay up to an additional $33.0 million in milestone payments upon the achievement of specified U.S. regulatory milestones related to TAUKLARIFY. The Cerveau Stockholders are also eligible to receive up to $1.2 billion in sales milestone payments upon the achievement of specified annual commercial sales thresholds of TAUKLARIFY.

RM2 Asset Purchase

On July 3, 2024, the Company acquired from Life Molecular Imaging (now known as Lantheus Biosciences) the global rights to RM2, a gastrin-releasing peptide receptor-targeting agent, including the associated novel, clinical-stage radiotherapeutic and radiodiagnostic pair, referred to as 177Lu-DOTA-RM2 and 68Ga-DOTA-RM2 (which the Company now refers to as LNTH-2402 and LNTH-2401, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between the Company and Lantheus Biosciences, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). Pursuant to the RM2 Sublicense Agreement, the Company incurred €10.0 million in regulatory milestones in 2025, and agreed to pay up to an additional €127.5 million (reduced as discussed below) in regulatory and development milestone payments upon the achievement of clinical trial thresholds and approvals in different regions, up to €280.0 million in net sales milestone payments if products are commercialized and meet certain sales thresholds, and royalties on net sales of RM2.

Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, charges of $11.2 million in 2025 and $36.0 million in 2024 were recognized in R&D expenses related to the RM2 Asset Purchase.

In connection with the LMI Acquisition, the RM2 Sublicense Agreement was amended to (i) reduce the contingent regulatory and development milestones by €45.0 million to €82.5 million; (ii) assign the right to future payments from Lantheus Biosciences to its former parent, Life Medical; and (iii) eliminate certain other non-substantive rights contained in the RM2 Sublicense Agreement (the “RM2

Lantheus Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amendment”). The Company determined that the RM2 Amendment did not constitute settlement of a pre-existing relationship in accordance with ASC 805, and concluded that the amendment represented a modification to the RM2 Sublicense Agreement, whereby the Company did not reacquire any incremental rights or assets. Accordingly, the Company continues to account for the RM2 Sublicense Agreement as an asset acquisition, separate from the LMI Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Program third-party research and development expenses	$8,746	$15,453	$29,029	$32,820
Other research and development expenses(1)	84,018	32,572	141,316	97,008
Total research and development expenses	$92,764	$48,025	$170,345	$129,828

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

20. Subsequent Events

On October 14, 2026, the Company held a special meeting of stockholders, at which the Company’s stockholders voted to adopt the Merger Agreement. On October 21, 2026, the Company received a request for additional information and documentary materials (a “Second Request”) from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and the Parent each have substantially complied with the Second Request issued to it, unless that period is terminated sooner by the FTC. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement. The Company and the Parent continue to expect to consummate the Merger in the first half of 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, including, in particular, statements about our plans, strategies, prospects and industry estimates, are subject to risks and uncertainties. These statements identify prospective information and can generally be identified by words such as “anticipated,” “believes,” “can,” “commitment,” “could,” “designed,” “ensuring,” “estimates,” “expects,” “generate,” “impact,” “increasingly,” “hopes,” “intends,” “launch,” “likely,” “long-term,” “maintain,” “may,” “pending,” “pipeline,” “plans,” “potential,” “predict,” “proposed,” “remain,” “seek,” “should,” “sustain,” “target,” “will,” “would” and similar expressions, or by express or implied discussions regarding the pending Merger (as defined below), potential or pending acquisitions, dispositions, collaborations, development and commercialization plans described in this Form 10-Q, or regarding potential future revenues and expenses related to such acquisitions, collaborations, development and commercialization plans. Examples of forward-looking statements include statements we make relating to our outlook and expectations including, without limitation, in connection with: (i) continued market expansion, penetration and reimbursement for our established commercial products, particularly PYLARIFY, DEFINITY and Neuraceq, in a competitive environment and our ability to clinically and commercially differentiate our products; (ii) our ability to complete the technology transfer across our positron emission tomography (“PET”) manufacturing facilities (“PMF”) network for PYLARIFY TruVu, the new formulation of our F-18 prostate-specific membrane antigen (“PSMA”) PET imaging agent approved by the U.S. Food and Drug Administration (“FDA”) on March 6, 2026, to obtain FDA approval for each PMF within our network to manufacture PYLARIFY TruVu, to maintain adequate coverage and payment for PYLARIFY TruVu, including the transitional pass-through payment status (“TPT Status”) granted by the Centers for Medicare & Medicaid Services, as announced on September 30, 2026, to have payers add Healthcare Common Procedure Coding System (“HCPCS”) code for PYLARIFY TruVu effective October 1, 2026 to their systems on a timely basis and to have customers adopt PYLARIFY TruVu; (iii) the availability of raw materials, key components, equipment, manufacturing time slots, either used in the production of our products and product candidates, or by customers of our products and product candidates, including, but not limited to PET scanners for PYLARIFY, PYLARIFY TruVu, Neuraceq, TAUKLARIFY, LNTH-2501 and NAV-4694; (iv) our ability to have third parties manufacture our products and product candidates and our ability to manufacture DEFINITY in our in-house manufacturing facility, in amounts and at the times needed; (v) our ability to satisfy our obligations under our existing clinical development partnerships using Neuraceq, MK-6240 or NAV-4694 and other assets as a research tool and under the license agreements through which we have rights to those assets, to support TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240, which was approved by the FDA on August 14, 2026, including through our Pharma Solutions business, and to determine an appropriate path and timing toward its broader commercial availability, and to further develop and commercialize NAV-4694 as an approved product; (vi) our ability to continue to successfully integrate acquisitions, including of Lantheus Biosciences, which could be impacted by unforeseen expenses related to integration activities, the potential for unforeseen liabilities within that business, the ability to integrate disparate information technology systems, retain key talent and create a merged corporate culture that successfully realizes the full potential of the combined organization; (vii) our ability to obtain FDA approval for LNTH-2501, our investigational kit for the preparation of Gallium-68 (“Ga-68”) edotreotide injection, which has been studied for use in conjunction with a PET scan to stage and localize neuroendocrine tumors in adult and pediatric patients, including satisfactorily resolving certain unresolved third-party facility inspection-related conditions identified in the Complete Response Letter (“CRL”) issued by the FDA on June 26, 2026 and obtaining approval of a resubmitted New Drug Application (“NDA”), and to successfully commercialize LNTH-2501, if approved; (viii) the timing, execution and success of our planned commercialization of BRAVNETSA (lutetium Lu 177 dotatate), previously known as PNT2003, which received final FDA approval on September 22, 2026, including in light of competing lutetium Lu 177 dotatate products, our ability to successfully defend the favorable U.S. District Court ruling invalidating all patents asserted in the related Hatch-Waxman litigation, which is currently on appeal before the U.S. Court of Appeals for the Federal Circuit, and our dependence on POINT Biopharma Global Inc. to manufacture and supply BRAVNETSA; (ix) the cost, efforts and timing for clinical development, manufacturing, regulatory approval, adequate coding, coverage and payment and successful commercialization of our newly approved products, product candidates and new clinical applications and territories for our products, in each case, that we or our strategic partners may undertake, including the SPARROW Phase 2/3 registrational trial of LNTH-2401, and the risk of further impairment of our in-process research and development (“IPR&D”) assets; (x) the timing, execution, and success of our strategic program to simplify and streamline our operations so we can focus mainly on our radiodiagnostic business and pursue value-maximizing alternatives for our radiotherapeutic assets; (xi) our ability to identify opportunities to collaborate with strategic partners and to acquire or in-license additional product opportunities in oncology, neurology and other strategic areas and continue to grow and advance our pipeline of products, subject to the restrictions on the conduct of our business under the Agreement and Plan of Merger, dated as of August 3, 2026 (the “Merger Agreement”), by and among us, Curium US Holdings LLC (the “Parent”), and Coco Merger Sub Inc.; (xii) the timing and outcome of the actions filed against us by alleged stockholders, and of demands or litigation relating to the transactions contemplated by the Merger Agreement; (xiii) the effect that changes to management could have on our business; (xiv) our ability and the ability of the Parent to complete the transactions contemplated by the Merger Agreement, including the parties’ ability to satisfy the remaining closing conditions in the agreement, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which was extended on October 21, 2026 by the Federal Trade Commission (the “FTC”), and the receipt of other required antitrust and foreign direct investment approvals; (xv) statements about the expected time frame for completing the proposed Merger; (xvi) our and the Parent’s beliefs and expectations and statements about the benefits sought to be achieved by the proposed Merger; (xvii) the potential effects of the proposed Merger on us and the Parent, including on our relationships with customers, suppliers and employees, and the costs we have incurred and will incur in connection with the proposed Merger whether or not it is completed; (xviii) the possibility of any termination of the Merger Agreement, including in circumstances that would require us to pay a termination fee; and (xix) whether any payments will be made under the contingent value rights to be issued in the proposed Merger.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. These statements are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We caution you, therefore, against relying on any of these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026, and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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

Overview

Our Business

We are the leading radiopharmaceutical-focused company committed to enabling clinicians to Find, Fight and Follow disease to deliver better patient outcomes. Prior to January 1, 2026, we classified our revenues into three product categories: Radiopharmaceutical Oncology, Precision Diagnostics, and Strategic Partnerships and Other Revenue. Following our sale of our single-photon emission computerized tomography (“SPECT”) business on January 1, 2026, we classify our revenues into four product categories: Oncology, Neurology, Cardiology, and Strategic Partnerships and Other Revenue, reflecting the evolution of our commercial portfolio and strategic focus. We have presented the prior year numbers for revenues to conform with our current year presentation, including the disaggregation of revenue related to the SPECT business which was divested to SHINE Technologies, LLC (“SHINE”), a wholly-owned subsidiary of Illuminated Holdings, Inc. (“Illuminated”), on January 1, 2026. Our Strategic Partnerships and Other Revenue category includes biomarkers and digital solutions supporting our partners’ therapeutic development, out-licensing agreements for non-core assets and geographically-focused commercialization strategies and contract development and manufacturing organization (“CDMO”) revenue generated by Evergreen. We are headquartered in Massachusetts with offices in New Jersey, Canada, Germany, Switzerland, Sweden and the United Kingdom.

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

Recent Developments

Agreement and Plan of Merger with Curium US Holdings LLC

On August 3, 2026, we entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Parent will acquire all the outstanding shares of our common stock (other than certain excluded shares and shares for which appraisal rights have been properly exercised) by means of a statutory merger of its subsidiary with and into us (the “Merger”) for $102.50 per share in cash at closing. In addition, as part of the Merger, our stockholders will receive one contingent value right (“CVR”) per share representing the right to receive up to $12.00 per share in cash upon the achievement of certain specified commercial milestones, all subject to the terms and conditions set forth in a CVR agreement to be entered into among the Parent and a rights agent selected by the Parent and reasonably acceptable to us. The transaction is currently expected to close in the first half of 2027, subject to satisfaction of customary closing conditions, including receipt of certain regulatory approvals, including the expiration or termination of the waiting period under the HSR Act, which was extended on October 21, 2026 by the FTC. See Note 17, “Proposed Merger” for more information on the Merger Agreement.

LNTH-2401 Phase 2/3 Study

On September 28, 2026, we announced that the first patient has been dosed in SPARROW, a Phase 2/3 registrational trial evaluating LNTH-2401 (68Ga-DOTA-RM2). LNTH-2401 is an investigational Ga-68-labeled PET imaging agent that targets gastrin-releasing peptide receptor (“GRPR”), a biomarker that is highly expressed in many prostate cancers. SPARROW is an open-label, non-randomized, multicenter Phase 2/3 clinical trial evaluating investigational LNTH-2401 PET/computed tomography imaging in prostate cancer. The study consists of a Phase 2 dose optimization period followed by a Phase 3 diagnostic performance period.

Approval of PNT2003/BRAVNETSA

On September 22, 2026, we announced that the FDA granted final approval for BRAVNETSA (lutetium Lu 177 dotatate), previously known as PNT2003, a bioequivalent and therapeutically equivalent radiopharmaceutical to LUTATHERA (lutetium Lu 177 dotatate). BRAVNETSA was approved through the FDA’s Abbreviated New Drug Application (“ANDA”) pathway. Approval of this product expands radioligand treatment options for adult patients with somatostatin receptor-positive (“SSTR+”) gastroenteropancreatic neuroendocrine tumors (“GEP-NETs”), including foregut, midgut, and hindgut neuroendocrine tumors. As of the date of this report, we have not set a public launch date for BRAVNETSA but the launch will consider the disposition of legal proceedings related to the Hatch-Waxman process as well as manufacturing and commercial readiness to ensure launch success.

Approval of TAUKLARIFY

On August 14, 2026, we announced that the FDA approved TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240, a radiodiagnostic agent indicated for PET of the brain in adults with cognitive impairment who are being evaluated for Alzheimer’s disease to identify patients with tau neurofibrillary tangle pathology.

Following approval, we intend to continue to support the use of TAUKLARIFY in Alzheimer’s disease therapeutic programs through our Pharma Solutions business while assessing the appropriate path toward broader commercial availability. Our approach will remain aligned with the needs of our partners and informed by developments across the Alzheimer’s disease treatment landscape.

TAUKLARIFY’s approval is supported by two pivotal studies assessing its sensitivity and specificity. The data from these two studies analyzed TAUKLARIFY PET images from more than 500 subjects who participated in three clinical trials. The clinical trials included individuals with mild cognitive impairment, mild Alzheimer’s disease dementia and cognitively unimpaired individuals, enabling evaluation across a broad spectrum of cognitive function, including earlier stages of disease.

Complete Response Letter for LNTH-2501 New Drug Application

On March 17, 2026, we announced that the FDA has extended its review of the NDA for LNTH-2501, moving the Prescription Drug User Fee Act (“PDUFA”) target action date from March 29, 2026 to June 29, 2026. On June 26, 2026, we announced that the FDA issued a CRL in response to the NDA, stating that the agency could not approve the NDA by the June 29, 2026 extended PDUFA target action date due to unresolved third-party facility manufacturing-related conditions. The third-party facility is responsible for drug product manufacturing. Satisfactory resolution of the unresolved facility inspection-related conditions and approval of a resubmitted NDA is required before the LNTH-2501 NDA may be approved. LNTH-2501 is a diagnostic kit for the preparation of Ga-68 edotreotide injection, which has been studied for use with PET imaging for localization of somatostatin receptor-positive neuroendocrine tumors in adult and pediatric patients. The CRL did not identify any concerns regarding the data we submitted in support of the application, nor did it identify any issues related to the safety or efficacy of LNTH-2501.

Repurchase of License

In June 2026, we entered into a repurchase agreement (the “Repurchase Agreement”) with our distributor in China pursuant to which we repurchased from our distributor the license to DEFINITY in China along with the related materials, approvals, clinical trial research that had been accumulated since the original Distribution and Supply Agreement between the same parties (the “Supply Agreement”), which was executed in April 2012. The right to repurchase was in accordance with the Supply Agreement. The total consideration to be paid as part of the Repurchase Agreement is $30.0 million. We paid $15.0 million of this consideration in July 2026 with the remaining two tranches expected to be paid by the end of 2026, upon satisfaction of certain conditions.

Approval of PYLARIFY TruVu

On March 6, 2026, we announced that the FDA approved PYLARIFY TruVu (piflufolastat F-18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is indicated for PET imaging of PSMA-positive lesions in men with prostate cancer with suspected metastasis who are candidates for initial definitive therapy, or suspected recurrence based on elevated serum prostate-specific antigen (“PSA”). PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and serve broader geographic markets. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu. We plan to work closely with clinicians and PMFs to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. In the third quarter of 2026, the Centers for Medicare and Medicaid Services (“CMS”) granted a HCPCS code and TPT Status for PYLARIFY TruVu, each with an effective date of October 1, 2026.

Strategic Program

On February 19, 2026, our Board of Directors (the “Board”) approved a strategic program to simplify and streamline our operations so we can focus mainly on our radiodiagnostic business and pursue value-maximizing alternatives for our radiotherapeutic assets. As a result of the program along with other on-going operational initiatives, we incurred minimal charges during the three months ended September 30, 2026 and have incurred $12.5 million of charges during the nine months ended September 30, 2026. We expect to continue to incur costs for the remainder of 2026.

Sale of SPECT Business

On January 1, 2026 (the “Disposition Date”), as a result of the sale of our SPECT business pursuant to the Equity and Asset Purchase Agreement, by and among Lantheus Medical, Lantheus MI Canada, Inc., Lantheus EU Limited, and Illuminated, SHINE SPECT, LLC, SHINE SPECT Medical Products, Ltd., and SHINE SPECT Limited (collectively referred to as “SHINE SPECT”), dated as of May 1, 2025 (the “SHINE SPECT Agreement”), we completed the sale of our SPECT business to SHINE SPECT (the “Disposition”) and we received consideration consisting of cash, notes receivable, a portion of which have been and a portion of which may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total net consideration that we received on the Disposition Date was approximately $131.2 million, including $32.1 million in cash. Total net consideration reflects a $0.7 million increase resulting from the finalization of the post-close net working capital settlement during the three months ended June 30, 2026, which was received on July 1, 2026. See Note 4, “Fair Value of Financial Instruments” in our condensed consolidated financial statements for more information on the sale of our SPECT business.

Leadership Transition Plan

Brian Markison retired from Lantheus as Chief Executive Officer (“CEO”) and resigned from our Board, both effective December 31, 2025. Mary Anne Heino, the Chair of our Board, was appointed as our Executive Chair and principal executive officer effective November 7, 2025. Ms. Heino became our CEO on January 1, 2026 and intended to continue to serve in that role until such time as the Board completes the comprehensive search process that it initiated to identify and appoint the Company’s next CEO. In light of the transactions contemplated by the Merger Agreement, the Company paused its CEO search process. Following his retirement, Mr. Markison served as a strategic advisor to the Company during the first quarter of 2026.

Exclusive License for Prostate Cancer Imaging Agent Piflufolastat F-18 in Japan

In September 2025, we announced an exclusive licensing agreement for GE HealthCare Limited (“GE HealthCare”) to develop, manufacture, and commercialize Lantheus’s piflufolastat F-18 PET imaging agent (marketed in the United States as PYLARIFY) in Japan for prostate cancer diagnostics and companion diagnostic use. Under the terms of the agreement, GE HealthCare paid us an upfront license fee and will pay us development milestones and tiered royalties based on product sales in Japan.

Share Repurchase Program

On July 31, 2025, our Board authorized a program to repurchase up to $400.0 million of shares of our common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaces the program authorized by the Board in November 2024 to repurchase up to $250 million of our common stock during the twelve months following the authorization (the “2024 Program”), including the remaining unused amounts under the 2024 Program, and authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our management. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. We did not repurchase any shares under the 2025 Program in the three or nine months ended September 30, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program, in 2025.

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

Previously, on July 3, 2024, we acquired from Lantheus Biosciences the global rights to RM2, its clinical stage, GRPR-targeting agent, including the associated novel, clinical-stage radiodiagnostic and radiotherapeutic pair, previously referred to as 68Ga-DOTA-RM2 and 177Lu-DOTA-RM2 (and which we now refer to as LNTH-2401 and LNTH-2402, respectively), for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition (the “RM2 Asset Purchase”), pursuant to the Sublicense, Development and Collaboration Agreement, by and between us and Lantheus Biosciences, dated as of June 27, 2024 (the “RM2 Sublicense Agreement”). In addition, and pursuant to the RM2 Sublicense Agreement, we incurred €10.0 million in regulatory milestones in 2025, and agreed to pay up to an additional €127.5 million (reduced as discussed below) in regulatory and development milestone payments upon the achievement of clinical trial thresholds and approvals in different regions up to €280.0 million in net sales milestone payments if products are commercialized and meet certain sales thresholds, and royalties on net sales of RM2.

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

GRPR is a member of the bombesin G protein-coupled receptor family, which has been found to be overexpressed in multiple cancers. First-in-human dosimetry showed a favorable safety and dosimetry profile and confirmed preclinical data demonstrating dose-dependent efficacy of LNTH-2402. On September 28, 2026, we announced that the first patient had been dosed in SPARROW, a Phase 2/3 registrational trial evaluating LNTH-2401 in patients with prostate cancer.

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

Radiopharm Theranostics Limited

On June 15, 2024, we entered into an agreement with Radiopharm to acquire all of Radiopharm’s rights to two licensed, then preclinical assets for an upfront payment of $2.0 million. One of those assets is a leucine-rich repeat-containing protein 15 (“LRRC15”)-targeted monoclonal antibody, which we refer to as LNTH-2403, a clinical therapeutic candidate. LNTH-2403 is strongly expressed in multiple malignancies, including head and neck, breast, lung, and pancreatic cancers. In connection with this acquisition, we assumed the underlying license agreements related to the two assets, together with their respective milestone and royalty payment obligations.

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

During 2024, we also purchased an aggregate of 11,677,339 shares of Perspective’s common stock (“Perspective Shares”), after giving effect to a 1-for-10 reverse stock split.

During the three months ended September 30, 2026, the Company received $8.6 million in cash from the sale of 2,938,328 Perspective Shares and realized a loss of $2.3 million, which was recorded within net loss (gain) on investment in equity securities in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

For more information, see Note 18, “Acquisitions” and Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements herein.

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

Our strategy to support the continued growth of our PSMA PET franchise included the approval and planned commercialization of a new formulation of our F-18 PSMA PET imaging agent, including obtaining TPT Status for this formulation. On March 6, 2026, the FDA approved this new formulation, PYLARIFY TruVu, which is designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and broader distribution. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu.

Continued substantial revenue contribution from our PSMA PET imaging agents depends on our ability to maintain PYLARIFY, and then PYLARIFY TruVu, as a widely utilized PSMA PET imaging agent in an increasingly competitive diagnostic imaging landscape. PYLARIFY’s competition includes three Ga-68-based PSMA imaging agents, an F-18-based PSMA imaging agent, and other non-PSMA-based imaging agents commonly referred to as conventional imaging. The potential for future generic entrants following the expiration of PYLARIFY’s new chemical entity exclusivity period in May 2026 could further increase competition, along with the continued development of additional F-18 and Ga-68 tracers and PSMA-targeted agents using alternative isotopes, including Copper-64. We continue to make targeted investments to support PYLARIFY awareness, adoption, and appropriate clinical use.

Continued substantial revenue contribution from our PSMA PET imaging agents will also depend on our ability to clinically differentiate them from competitive products so that customers continue to choose our PSMA PET imaging agents for appropriate patients because of their clinical differentiation and, in the case of PYLARIFY, despite the loss of TPT Status and the related changes to Medicare fee-for-service (“FFS”) hospital outpatient payment. Our Healthcare Common Procedure Coding System code, which enables streamlined billing, went into effect as of January 1, 2022. In addition, from January 1, 2022 to December 31, 2024, PYLARIFY had TPT Status from CMS in the hospital outpatient setting, enabling traditional Medicare FFS to provide separate payment for PYLARIFY in addition to the payment for the PET/computed tomography procedure in that setting. In November 2024, CMS released the final rule for its calendar year 2025 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2025 OPPS Rule”), which recognized the value and need for broad access to diagnostic radiopharmaceuticals. The CMS 2025 OPPS Rule provided separate payment for those diagnostic radiopharmaceuticals with per day costs greater than $630 based on their mean unit cost (“MUC”) for patients with traditional Medicare FFS insurance coverage who are treated in the hospital outpatient setting. In November 2025, CMS released the final rule for its calendar year 2026 Medicare Hospital Outpatient Prospective Payment System (the “CMS 2026 OPPS Rule”), which continues to provide for separate payment for diagnostic radiopharmaceuticals with per day costs greater than $655 based on their MUC. As a result, since January 1, 2025, CMS has maintained separate payment for PYLARIFY based on MUC in the hospital outpatient setting, which is lower than payments based on the average selling price that were made during TPT Status. Although PYLARIFY continues to be paid separately, other competitive PSMA PET imaging agents continue to have TPT Status after December 31, 2024, and hospital use of those products, for patients with traditional Medicare FFS in the hospital outpatient setting, generally will be paid separately based on average sales price (“ASP”) plus six percent rather than on MUC. In November 2025, in the preamble to the CMS 2026 OPPS Rule, CMS acknowledged that there could be value in the use of ASP for determining separately paid diagnostic radiopharmaceutical payment amounts in the future. However, CMS will continue to use MUC to calculate payment for diagnostic radiopharmaceuticals in 2026, explaining that there must be more consistent, validated, and universal reporting of ASP data for diagnostic radiopharmaceuticals before ASP can be the basis for payment. CMS reiterated in the CMS 2026 OPPS Rule that, although ASP reporting for diagnostic radiopharmaceuticals remains voluntary at this time, it will continue to evaluate whether and how ASP could be used for future Medicare Outpatient Prospective Payment System (“OPPS”) payment once reporting is sufficiently consistent, validated, and universal. Additionally, in the recently released proposed rule for CMS’s calendar year 2027 Medicare Hospital Outpatient Prospective Payment System, CMS proposed updating the per day cost threshold to $665 and continuing to base separate payment for diagnostic radiopharmaceuticals without TPT Status on MUC, and indicated that it intends to post a guidance document for reporting ASP. We believe this demonstrates a willingness of CMS to move towards ASP from MUC. We report ASP and have repeatedly engaged CMS on methodology for reporting ASP, and we will continue to work with coalition partners and CMS to support using ASP rather than MUC to calculate payment for diagnostic radiopharmaceuticals in future years after the expiration of TPT Status similar to the way OPPS currently pays for other drugs, biologics, and therapeutic radiopharmaceuticals. In the third quarter of 2026, CMS granted a HCPCS code and TPT Status for PYLARIFY TruVu, each with an effective date of October 1, 2026.

In addition to the planned launch of PYLARIFY TruVu, our PSMA PET strategy includes conveying the clinical and operational value of PSMA PET imaging, negotiating and executing strategic customer contracts in the United States, expanding PSMA PET use in appropriate patient populations, and pursuing strategic partnerships and collaborations, including outside the United States.

Internationally, we have licensed exclusive rights to Curium Pharma, an affiliate of the Parent, to develop and commercialize piflufolastat F-18 in Europe, where it is marketed in the European Union under the brand name PYLCLARI. During the third quarter of 2026, we expanded the license to cover 56 additional countries across Africa, the Middle East, Asia-Pacific, Latin America, and other international growth markets. In September 2025, we entered into an exclusive licensing agreement with GE HealthCare to develop, manufacture, and commercialize piflufolastat F-18 in Japan for prostate cancer diagnostics and companion diagnostic use. We have also entered into strategic collaborations with pharmaceutical companies for the use of PYLARIFY in connection with the development of PSMA-targeted therapeutics. Additional information on these collaborations is provided under Part I, Item 1. “Business - Strategic Partnerships and Other Revenue – Oncology” of our Form 10-K for the year ended December 31, 2025.

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

In addition, Neuraceq utilization may be influenced by reimbursement dynamics in the hospital outpatient setting. Medicare reimbursement for Neuraceq is comparatively lower than that of competitors, which could affect customer purchasing decisions.

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

Expansion of Strategic Partnerships and Other Revenue

We continue to seek ways to increase the overall value of our portfolio of products and product candidates. We evaluate opportunities to collaborate, in-license or acquire additional products, product candidates, businesses and technologies to drive our future growth. In particular, with respect to our Strategic Partnerships and Other Revenue category, we are focused on radiopharmaceutical product opportunities in oncology, neurology, and other strategic areas that will complement our existing portfolio.

Our Strategic Partnerships and Other Revenue category includes our Strategic Partnerships, Digital Solutions, Pharma Solutions and CDMO services and is focused on enabling precision medicine with biomarkers, digital solutions and CDMO services.

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
•
Pharma Solutions – We use our Pharma Solutions business to offer our Biomarker and Microbubble Platforms to pharmaceutical companies to support their R&D of therapeutic drugs and devices. The strategic goal of our Pharma Solutions business is to gain early access to innovation, de-risk the development, generate data, embed our technologies in the clinical ecosystem and establish the clinical utility of product candidates and research tools in our pipeline. Our biomarkers are intended to support patient selection and the monitoring of disease progression.
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

Research and Development Expenses

To ensure we remain the leading radiopharmaceutical-focused company, we have historically made and will continue to make substantial investments in new product development and lifecycle management for existing products, including:

•
For PYLARIFY, we are evaluating whether PYLARIFY can detect the presence or absence of additional prostate cancer lesions in patients with favorable intermediate-risk prostate cancer, as well as its potential impact on intended patient management. In late 2025, we discontinued a study using piflufolastat to diagnose and describe the extent of clear cell renal carcinoma in patients due to enrollment and timeline challenges and not for safety reasons as we prioritized resources towards programs with more feasible development paths.
•
For our PSMA PET franchise, we developed PYLARIFY TruVu, a new formulation of our F-18 PSMA PET imaging agent, which was approved by the FDA in the first quarter of 2026. The new formulation was designed to enhance product stability at higher radioactive concentrations and support more efficient manufacturing and distribution.
•
For PNT2002 and PNT2003, we were granted a license to exclusive worldwide rights (excluding certain countries) for $260.0 million in upfront payments during the fourth quarter of 2022 and will potentially make additional payments as described below. We also filed an ANDA for PNT2003 as described further in the section entitled “Exclusive License for PNT2002 and PNT2003”

in Part I, Item 1. “Business - Other Notable Transactions” of our Form 10-K for the year ended December 31, 2025. On September 22, 2026, we announced that the FDA granted final approval of the ANDA for PNT2003 under the brand name BRAVNETSA (lutetium Lu 177 dotatate). As a result of the approval of BRAVNETSA, we were obligated to make a $10.0 million regulatory milestone payment, to be paid during the fourth quarter of 2026. BRAVNETSA is indicated for the treatment of adult patients with SSTR+ GEP-NETs, including foregut, midgut, and hindgut neuroendocrine tumors.
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
•
For MK-6240, we acquired the right to the investigational asset for an upfront payment of $35.3 million in February 2023, an additional $10.0 million in May 2023 upon the successful completion of a technology transfer and $13.0 million in September 2026 upon FDA approval of MK-6240. We could potentially make additional milestone and royalty payments in the future. During the second quarter of 2025, we announced that MK-6240 successfully met its co-primary endpoints in two pivotal studies assessing its sensitivity and specificity. The data from these two studies supported an NDA submission to the FDA that we filed during the third quarter of 2025. The FDA accepted our NDA and set a PDUFA target action date of August 13, 2026 and on August 14, 2026, we announced the FDA approval of TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240. TAUKLARIFY is indicated for PET imaging of the brain in adults with cognitive impairment who are being evaluated for Alzheimer’s disease to identify patients with tau neurofibrillary tangle pathology.
•
For NAV-4694, we acquired the rights to the investigational asset for an upfront payment of $32.9 million in June 2024 and an additional $10.0 million in August 2024 upon the successful completion of a technology transfer and will potentially make additional milestone and royalty payments. In May 2025, we paid AstraZeneca AB (“AstraZeneca”) a $10.0 million one-time, non-refundable upfront payment to reduce the future royalty obligations owed to AstraZeneca, pursuant to a license agreement between AstraZeneca and Meilleur Technologies, Inc. (which has subsequently merged with and into Cerveau) related to NAV-4694.
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
•
For RM2, we acquired global rights for an upfront payment of $35.0 million plus a $1.0 million payment made prior to the acquisition, incurred €10.0 million in regulatory milestones in 2025, and could potentially make additional milestone and royalty payments in the future. On September 28, 2026, we announced that the first patient has been dosed in SPARROW, a Phase 2/3 registrational trial evaluating LNTH-2401. LNTH-2401 is an investigational Ga-68-labeled PET imaging agent that targets GRPR, a biomarker that is highly expressed in many prostate cancers.
•
For LNTH-2403, we acquired the rights to the preclinical asset and the underlying license agreements, along with another asset, for $2.0 million in the aggregate, and will potentially make additional milestone and royalty payments. The rights we acquired included exclusive license rights from third-party licensors. We ultimately were assigned all intellectual property rights to LNTH-2403 from the original third-party licensor and have certain financial obligations in the form of license fees and indemnification provisions to the third-party licensor as a result of that assignment. We submitted an investigational new drug application for LNTH-2403 and have initiated a Phase 1/2 multi-center, open-label study in participants with relapsed/refractory osteosarcoma.

See Note 18, “Acquisitions” in our condensed consolidated financial statements herein and Note 19, ”Acquisitions” in our consolidated financial statements in our Form 10-K for additional information on potential milestone and royalty payments related to the product candidates listed above.

PNT2002

Under the terms of the license and collaboration agreement between Lantheus Two and POINT Biopharma Global Inc. (“POINT”), dated November 11, 2022, we paid POINT an upfront cash payment of $250.0 million. The Phase 3 registrational clinical trial for PNT2002, known as the “SPLASH” study, reached 100% of pre-specified overall survival events. The results of the readout were comparable to the previously reported 46% and 75% readouts and remain confounded by the overwhelming number of patients who crossed over within the study to receive PNT2002.

PNT2003

Under the terms of the license and collaboration agreement between Lantheus Three and POINT, dated November 11, 2022 we paid POINT an upfront payment of $10.0 million in December 2022 and will pay another $10.0 million in the fourth quarter of 2026 upon the final regulatory approval for BRAVNETSA, previously known as PNT2003, announced on September 22, 2026. We could pay up to an additional $24.5 million in milestone payments upon the achievement of specified U.S. and ex-U.S. regulatory milestones. POINT is also eligible to receive up to $275.0 million in sales milestone payments upon the achievement of specified annual sales thresholds of PNT2003. In addition, POINT is eligible to receive royalty payments of 15% of net sales of PNT2003.

Our investments in these additional clinical activities and lifecycle management opportunities will increase our operating expenses and impact our results of operations and cash flow, and we can give no assurances as to whether any of these clinical development candidates or lifecycle management opportunities will be successful.

Results of Operations

The following is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percent data)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Revenues	$389,913	$384,014	$5,899	1.5%	$1,155,426	$1,134,823	$20,603	1.8%
Cost of goods sold	146,501	161,648	(15,147)	(9.4%)	439,237	433,746	5,491	1.3%
Gross profit	243,412	222,366	21,046	9.5%	716,189	701,077	15,112	2.2%
Operating expenses
Sales and marketing	48,059	48,828	(769)	(1.6%)	183,548	132,372	51,176	38.7%
General and administrative	70,383	81,898	(11,515)	(14.1%)	148,549	205,229	(56,680)	(27.6%)
Research and development	92,764	48,025	44,739	93.2%	170,345	129,828	40,517	31.2%
Total operating expenses	211,206	178,751	32,455	18.2%	502,442	467,429	35,013	7.5%
Operating income	32,206	43,615	(11,409)	(26.2%)	213,747	233,648	(19,901)	(8.5%)
Interest expense	4,940	4,950	(10)	(0.2%)	14,719	14,671	48	0.3%
Net loss (gain) on investment in equity securities	12,164	(1,160)	13,324	(1148.6%)	6,795	(871)	7,666	(880.1%)
Loss (gain) on sale of business, net of transaction costs	83	—	83	100.0%	(59,444)	—	(59,444)	100.0%
Other income, net	(6,758)	(2,556)	(4,202)	164.4%	(20,330)	(23,579)	3,249	(13.8%)
Income before income taxes	21,777	42,381	(20,604)	(48.6%)	272,007	243,427	28,580	11.7%
Income tax (benefit) expense	(594)	14,610	(15,204)	(104.1%)	56,190	63,956	(7,766)	(12.1%)
Net income	$22,371	$27,771	$(5,400)	(19.4%)	$215,817	$179,471	$36,346	20.3%

Comparison of the Periods Ended September 30, 2026 and 2025

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

Revenues are summarized by product category on a net basis as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
PYLARIFY	$238,930	$240,616	$(1,686)	(0.7)%	$720,220	$748,912	$(28,692)	(3.8)%
Total oncology	238,930	240,616	(1,686)	(0.7)%	720,220	748,912	(28,692)	(3.8)%
Neuraceq	45,577	20,442	25,135	123.0%	120,632	20,442	100,190	490.1%
Total neurology	45,577	20,442	25,135	123.0%	120,632	20,442	100,190	490.1%
DEFINITY	85,673	81,785	3,888	4.8%	258,579	244,935	13,644	5.6%
Total cardiology	85,673	81,785	3,888	4.8%	258,579	244,935	13,644	5.6%
Strategic partnerships and other	19,733	13,705	6,028	44.0%	55,995	36,042	19,953	55.4%
SPECT	—	27,466	(27,466)	(100.0)%	—	84,492	(84,492)	(100.0)%
Total revenues	$389,913	$384,014	$5,899	1.5%	$1,155,426	$1,134,823	$20,603	1.8%

The increase in revenues for the three months ended September 30, 2026, as compared to the same period of 2025, was primarily driven by an increase in revenue generated from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025, an increase in sales volume for both PYLARIFY and DEFINITY and an increase in royalties and milestone payments received from GE HealthCare related to the commercial sales of Flyrcado. These increases were partially offset by a decrease in revenue related to the SPECT business recognized during the three months ended September 30, 2025 for which there is no comparable amount in the same period of 2026, as well as a decrease in PYLARIFY net sales price for the three months ended September 30, 2026.

The increase in revenue for the nine months ended September 30, 2026, as compared to the same period of 2025, was primarily due to nine months of revenue generated from sales of Neuraceq subsequent to our acquisition of Lantheus Biosciences in July 2025, compared to only two plus months of revenue generated from sales of Neuraceq for the same period of 2025. Additionally, the increase in revenue reflects higher PYLARIFY and DEFINITY sales volume in 2026 and an increase in royalties and milestone payments received from GE HealthCare related to the commercial sales of Flyrcado. These increases were partially offset by a decrease in revenue related to the SPECT business recognized during the nine months ended September 30, 2025 for which there is no comparable amount in 2026, as well as a decrease in net sales price of PYLARIFY for the nine months ended September 30, 2026.

Rebates

Estimates for rebates represent our estimated obligations under contractual arrangements with third parties. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a liability which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and market share, Medicaid rebate programs for our products, administrative fees of group purchasing organizations and certain distributor-related commissions. The calculation of the accrual for these rebates is based on an estimate of the third-party’s expected purchases and the resulting applicable contractual rebate to be earned over a contractual period.

A roll forward of the amount of, and change in, accruals for rebate liabilities is summarized as follows:

(in thousands)	Rebates
Balance at January 1, 2026	$66,448
Provision related to current period revenues	162,046
Payments or credits made during the period	(156,254)
Balance at September 30, 2026	$72,240

Gross Profit

The increases in gross profit for the three months ended September 30, 2026, as compared to the prior year period, is primarily due to an increase in revenue from Neuraceq subsequent to the July 2025 acquisition of Lantheus Biosciences, increased PYLARIFY and DEFINITY sales volume, an increase in Flyrcado revenue and a decrease in costs related to corporate projects completed in 2025 for which there are no comparable costs in 2026. These increases were partially offset by a decrease in PYLARIFY net sales price, additional amortization of intangible assets resulting from the acquisition of Lantheus Biosciences and the sale of our SPECT business in January 2026.

The increase in gross profit for the nine months ended September 30, 2026, as compared to the prior year period, is primarily due to an increase in revenue from Neuraceq subsequent to the July 2025 acquisition of Lantheus Biosciences, increased PYLARIFY and DEFINITY sales volume, a decrease in costs related to corporate projects completed in 2025 for which there are no comparable costs in 2026 and an increase in revenue from MK-6240 for investigational use. These increases were partially offset by a decrease in PYLARIFY net sales price, additional amortization of intangible assets resulting from the July 2025 acquisition of Lantheus Biosciences (a full nine months in 2026, compared to approximately two months during the same period in 2025), an increase in contractual vendor pricing and the sale of our SPECT business in January 2026.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for personnel in field sales, marketing, and customer service functions. Other costs in sales and marketing expenses include the development of advertising and promotional material, professional services, market research, and sales meetings.

Sales and marketing expenses decreased $0.8 million for the three months ended September 30, 2026, as compared to the same period of 2025. This was primarily due to a decrease in launch preparation costs for PYLARIFY TruVu and a decrease in employee-related costs.

Sales and marketing expenses increased $51.2 million for the nine months ended September 30, 2026, as compared to the same period of 2025. This was primarily due to a $30.0 million obligation recognized in June 2026 related to our agreement to repurchase rights to the DEFINITY license in China from our distributor. See Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements for more information on the payments to our distributor. In addition, there was an increase in employee-related costs in connection with sales of Neuraceq subsequent to the acquisition of Lantheus Biosciences and an increase in marketing expenditures related to launch preparations, primarily for PYLARIFY TruVu.

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

General and administrative expenses decreased $11.5 million for the three months ended September 30, 2026, as compared to the same period of 2025. This was primarily driven by a $26.4 million decrease in non-recurring expenses related to the acquisition and integration of Evergreen and Lantheus Biosciences and the divestiture of our SPECT business recorded during the three months ended September 30, 2026, compared to the same period of 2025, a $2.8 million decrease in stock-based compensation expenses primarily due to the departure of executive-level employees at the end of 2025. Partially offsetting these decreases are increases that include costs related to the proposed Merger, primarily legal and other advisor costs of $18.6 million, for each of the three and nine months ended September 30, 2026, for which there are no comparable amounts recorded for the same period of 2025 and a $3.2 million increase resulting from the change in fair value of contingent consideration obligations from the acquisitions of Evergreen and Lantheus Biosciences.

General and administrative expenses decreased $56.7 million for the nine months ended September 30, 2026, as compared to the same period of 2025. This was primarily driven by a $41.2 million decrease in non-recurring expenses related to the acquisition and integration of Evergreen and Lantheus Biosciences and the divestiture of our SPECT business recorded during the nine months ended September 30, 2026, compared to the same period of 2025, an $8.4 million decrease in stock-based compensation expenses due to the departure of executive-level employees at the end of 2025 and a $28.6 million decrease resulting from the change in fair value of contingent consideration obligations from the acquisitions of Evergreen and Lantheus Biosciences. Offsetting these decreases is an $18.6 million increase in costs related to the proposed Merger, primarily legal and other advisor costs, for which there are no comparable amounts recorded for the same period of 2025. In addition there was an increase in employee-related costs for the nine months ended September 30, 2026 due to the increase in headcount from the Company’s business acquisitions in 2025.

Research and Development

R&D expenses relate primarily to salaries and costs related to the development of product candidates to add to our portfolio and costs related to our medical affairs, medical information and regulatory functions.

R&D expenses increased $44.7 million for the three months ended September 30, 2026, as compared to the same prior year period. This was primarily driven by impairment charges of $21.0 million and $10.0 million recorded for LNTH-2620 (previously referred to as PI-2620) and LNTH-2515, respectively, during the three months ended September 30, 2026 as well as charges incurred in connection with regulatory milestone obligations due upon the FDA approval for TAUKLARIFY and BRAVNETSA of $14.3 million and $10.0 million, respectively. These increases were partially offset by the absence of $5.0 million of costs incurred in 2025 related to our NDA submission for TAUKLARIFY and reduced R&D support for a number of projects in 2026, as compared to 2025, including costs related to the acquisition and integration of Lantheus Biosciences, which decreased $1.4 million for the three months ended September 30, 2026, as compared to the same period of 2025.

R&D expenses increased $40.5 million for the nine months ended September 30, 2026, as compared to the same prior year period. This was primarily driven by impairment charges of $21.0 million and $10.0 million recorded for LNTH-2620 and LNTH-2515, respectively, during the nine months ended September 30, 2026, as well as charges incurred in connection with regulatory milestone obligations due upon the FDA approval for TAUKLARIFY and BRAVNETSA of $14.3 million and $10.0 million, respectively. There was also a $16.0 million impact related to the acquisition of Lantheus Biosciences in July 2025. The increases were partially offset by 2025 payments that did not recur in 2026, including a payment to AstraZeneca of $10.0 million in May 2025 to reduce future royalty obligations for NAV-4694 Evergreen integration costs of $3.3 million and $2.2 million in costs related to the FDA new drug application submission for PYLARIFY TruVu.

Loss (Gain) on Sale of Business, Net of Transaction Costs

As a result of the sale of our SPECT business on January 1, 2026, we recognized a loss on sale of business, net of transaction costs, of $0.1 million for the three months ended September 30, 2026 related to asset true-ups and a gain of $59.4 million for the nine months ended September 30, 2026 following a post-closing working capital settlement related to the sale of our SPECT business, which was partially offset by miscellaneous asset and liability true-ups recorded during the nine-month period ended September 30, 2026.

Net Loss (Gain) on Investment in Equity Securities

Each quarter, our investments in equity securities of Radiopharm and Perspective are revalued to market price. Net loss (gain) on investment in equity securities decreased $13.3 million from a gain to a loss for the three months ended September 30, 2026, as compared to the same period of 2025. We recorded an unrealized loss on the investment in Radiopharm of $5.0 million and an unrealized loss on the investment in Perspective of $4.9 million during the three months ended September 30, 2026, compared to an unrealized gain on the investment in Radiopharm of $1.2 million and an unrealized loss on the investment in Perspective of $0.1 million for the three months ended September 30, 2025.

Net loss (gain) on investment in equity securities decreased $7.7 million from a gain to a loss for the nine months ended September 30, 2026, compared to the same period of 2025. For the nine months ended September 30, 2026, we recorded an unrealized loss on the investment in Radiopharm of $7.4 million, excluding unrealized gain on change in foreign exchange rate of $0.6 million, and recorded an unrealized gain on the investment in Perspective of $2.8 million. This is compared to an unrealized loss on the investment in Radiopharm of $2.0 million and an unrealized gain on the investment in Perspective of $2.8 million recorded for the nine months ended September 30, 2025.

Upon the sale of 2,938,328 Perspective Shares, we realized a loss of $2.3 million during the three and nine months ended September 30, 2026, which was recorded to net loss (gain) on investment in equity securities in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

Other Income, net

Other income, net, increased $4.2 million for the three months ended September 30, 2026, compared to the same prior year period, primarily due to an increase in interest income on higher average cash balances in 2026 compared to balances in 2025 after the acquisitions of Evergreen in April 2025 and Lantheus Biosciences in July 2025. In addition, we earned interest on the outstanding notes receivable with SHINE related to the sale of our SPECT business in January 2026. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements for more information on the notes receivable.

Other income, net, decreased $3.2 million for the nine months ended September 30, 2026, compared to the same prior year period, primarily due to a $4.7 million adjustment recorded in the first quarter of 2025 to reduce the previous estimate of remediation costs related to the potential decommissioning of our radioactive-related operations at our previously owned SPECT business facility and a decrease in interest income largely attributable to lower interest rates in 2026, compared to 2025. These decreases were partially offset by an increase due to a gain on conversion of the promissory note from Illuminated, with a principal amount of $70.0 million that bears no interest and has a maturity date of June 14, 2028 (“Installment Note”) of $2.5 million recorded during the nine months ended September 30, 2026.

Income Tax (Benefit) Expense

Our effective tax rate for each reporting period is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	(2.7%)	34.5%	20.7%	26.3%

The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the prior-year period is primarily due to a partial release of the valuation allowance related to losses on our investment in equity securities, partially offset by the non-deductible change in fair value of contingent consideration and non-deductible milestone payments.

The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the prior-year period is primarily due to a partial release of the valuation allowance related to losses on our investment in equity securities and the non-taxable change in fair value of contingent consideration, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$319,304	$299,963
Net cash provided by (used in) investing activities	$12,828	$(615,658)
Net cash used in financing activities	$(7,578)	$(215,798)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $319.3 million in the nine months ended September 30, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items such as net loss (gain) on investment in equity securities, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, impairment of intangible assets, charges incurred pursuant to acquired IPR&D, gain on sale of business, net of transaction costs, gain on conversion of the Installment Note, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include a decrease in trade accounts receivable associated with the timing of billings and collections, an increase in accrued expenses, which is a result of a $15.0 million obligation recognized during the nine months ended September 30, 2026 related to our agreement to repurchase rights to the DEFINITY license in China from our distributor, $11.3 million of milestone payments accrued but not paid as of September 30, 2026 and an increase in accounts payable which was attributable to the timing of payments to large vendors. The primary working capital uses of cash include an increase in inventory.

Net cash provided by operating activities of $300.0 million in the nine months ended September 30, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items such as unrealized gain on investment in equity securities, charges incurred in connection with the RM2 license, adjustments to the fair value of asset retirement obligation and contingent assets and liabilities, depreciation, amortization and accretion expense, deferred taxes and stock-based compensation expense. The primary working capital sources of cash include an increase in accounts payable which was attributable to the timing of payments to large vendors. The primary working capital uses of cash were an increase in trade receivables associated primarily with the timing of billings and collections, an increase in inventory related to the timing of batch processes and an increase in income tax receivable. In addition, we recognized a nonrecurring post-combination expense attributable to the acceleration of historical Evergreen stock awards of $7.5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026 was driven by $24.2 million of net proceeds that we received from the sale of our SPECT business to SHINE on January 1, 2026, $8.6 million of proceeds received for the sale of shares of Perspective, $5.0 million of proceeds from the achievement of a sales-based milestone related to RELISTOR, a treatment for opioid-induced constipation for which we previously sold the right to net sales royalties but retained the rights to sales-based milestone payments, and $1.0 million of principal received from SHINE on the unsecured promissory note from SHINE SPECT (“Seller Note”). This was partially offset by $7.6 million of capital expenditures, $13.0 million in milestone payments related to MK-6240 and a $5.6 million milestone payment related to RM2.

Net cash used in investing activities during the nine months ended September 30, 2025 was driven by $268.9 million paid to the former holders of shares of Evergreen for the acquisition of Evergreen, net of cash acquired, $309.0 million paid for the acquisition of Lantheus Biosciences net of cash acquired, $5.0 million used to purchase equity securities, a $5.4 million milestone payment made related to RM2 and $27.3 million of capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 is primarily attributable to the payments for minimum statutory tax withholding related to net share settlement of equity awards of $21.2 million and payments for finance leases of $0.7 million, offset by proceeds of $14.3 million from stock option exercises and issuance of common stock.

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

For more information on the 2022 Revolving Facility, see Note 11. “Long-Term Debt and Other Borrowings, Net of Current Portion” to our condensed consolidated financial statements of this Form 10-Q.

As of September 30, 2026, we were in compliance with all financial and other covenants under the 2022 Revolving Facility.

On December 8, 2022, we issued $575.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2027 (the “Notes”), which includes $75.0 million in aggregate principal amount of Notes sold pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The Notes were issued under an indenture, dated as of December 8, 2022. The net proceeds from the issuance of the Notes were approximately $557.8 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.

On July 31, 2025, our Board authorized the 2025 Program. The 2025 Program replaces the 2024 Program, including the remaining unused amounts under the 2024 Program. We repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program in 2025. The 2025 Program authorizes us to purchase shares of our common stock from time to time via open market purchases at prevailing market prices, in privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the

Exchange Act or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The timing, manner, price and amount of any repurchase will be subject to the discretion of our management. The 2025 Program does not obligate us to acquire any particular amount of our common stock, and we may suspend or discontinue the 2025 Program at any time. We did not repurchase any shares under the 2025 Program during the three and nine months ended September 30, 2026. We repurchased 3.5 million shares for approximately $200.0 million under the 2025 Program in 2025, with approximately $200.0 million remaining available for repurchase as of September 30, 2026.

On January 1, 2026, as a result of the sale of our SPECT business to SHINE SPECT, we received consideration consisting of cash, notes receivable that may be settled in equity of Illuminated or in cash depending on their specific terms, a right to receive additional cash on the earlier of January 1, 2030 or upon the occurrence of certain specified events, and the right to certain contingent consideration. The fair value of total net consideration that we received on the Disposition Date was approximately $131.2 million, including $32.1 million in cash. See Note 4, “Fair Value of Financial Instruments” for more information on the sale of our SPECT business.

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets or other sources of funding, as well as the capacity and terms of our financing arrangements.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board and will depend on market conditions, our cash position and other considerations.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•
The level of product sales and the pricing environment of our currently marketed products, particularly PYLARIFY, Neuraceq and DEFINITY, as well as additional products that we market in the future, including PYLARIFY TruVu, TAUKLARIFY and BRAVNETSA;
•
Revenue mix shifts and associated volume and selling price changes that could result from additional competition or changes in customers’ product demand;
•
The continued costs of the ongoing commercialization of our products;
•
The costs involved in launch preparation activities in anticipation of potential regulatory approvals and commercialization;
•
The costs to successfully integrate acquisitions, including of Lantheus Biosciences, which could be impacted by unforeseen expenses related to integration activities and liabilities within the business;
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
•
The legal costs relating to maintaining, expanding and enforcing our intellectual property portfolio, pursuing insurance or other claims and defending against product liability, regulatory compliance, intellectual property, securities law or other claims, including the patent infringement claim related to the filing of our ANDA for PNT2003 and the putative securities class action against us;

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

If our capital resources become insufficient to meet our future capital requirements, we would need to finance our cash needs through public or private equity offerings, debt financings, asset securitizations, sale-leasebacks or other financing or strategic alternatives, to the extent such transactions are permissible under the covenants of our 2022 Revolving Facility. Additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. If any of these transactions require an amendment or waiver under the covenants in our 2022 Revolving Facility, which could result in additional expenses associated with obtaining the amendment or waiver, we will seek to obtain such an amendment or waiver to remain in compliance with those covenants. However, we cannot provide assurance that such an amendment or waiver would be granted, or that additional capital will be available on acceptable terms, if at all.

At September 30, 2026, our only current committed external source of funds is our borrowing availability under our 2022 Revolving Facility. We had $683.6 million of cash and cash equivalents as of September 30, 2026. Our 2022 Revolving Facility contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. Incremental borrowings under the 2022 Revolving Facility may affect our ability to comply with the covenants including the financial covenants restricting consolidated net leverage and interest coverage. Accordingly, we may be limited in utilizing the full amount of our 2022 Revolving Facility as a source of liquidity.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the nine months ended September 30, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2026, including structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

Equity Investment Risk

As of September 30, 2026, our recorded carrying value of investments in equity securities was $96.3 million, comprised of our equity investments in Perspective Therapeutics, Inc. (“Perspective”) and Radiopharm Theranostics Limited (“Radiopharm”) and our investment in Series E-1 convertible preferred stock of Illuminated Holdings, Inc. (“Series E-1 Preferred”). The equity investments in Perspective and Radiopharm are recorded at fair value, subject to market price volatility. We record our equity investments in public companies at fair value and adjust our equity investments in public companies for observable price changes or impairments. Valuations of public companies are variable and subject to change in share price at the applicable measurement period. We elected the measurement alternative for our investment in the Series E-1 Preferred because the shares do not have a readily determinable fair value. Under this alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), its principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 15, “Commitments and Contingencies”, to the condensed consolidated financial statements contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended December 31, 2025, except as set forth below:

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

The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, among other things, (i) the absence of any law or order by a governmental authority of competent jurisdiction prohibiting or otherwise making illegal the consummation of the Merger, (ii) the expiration or termination of the applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) that no voluntary agreement between the parties and a governmental entity not to consummate the Merger shall be in effect and (iv) that certain other specified approvals, filings, notifications, clearances or expirations or terminations of waiting periods shall have occurred or been obtained, made or waived, as applicable. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the other party’s representations and warranties, (subject, in certain cases, to certain customary materiality qualifications) and (ii) the other party’s performance or compliance in all material respects with its obligations under the Merger Agreement. In addition, the obligation of the Parent and Merger Sub to consummate the Merger is also conditioned upon no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred that is continuing at the effective time of the Merger. In addition, we have certain customary termination rights pursuant to the Merger Agreement, including our right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. As a result, we cannot assure you that all of the various closing conditions will be satisfied and that the Merger with the Parent will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

On October 21, 2026, we received a request for additional information and documentary materials (a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act until 30 days after we and the Parent each have substantially complied with the Second Request issued to it, unless that period is terminated sooner by the FTC. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Governmental authorities could seek to impose conditions on the Merger, including divestitures or other remedies, or seek to block it.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline for a number of reasons, including because the market price may reflect expectations regarding completion of the Merger. We could also be required to pay the Parent a termination fee if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, collaborators, customers, regulators, suppliers and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with the Parent could adversely affect our business, financial results, operations and/or the market price of our common stock.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations or other strategic initiatives we might pursue. In addition, to the extent the FTC requires us to divest assets as a condition to completing the Merger, some of our management’s and certain of our employees’ attention would be directed towards negotiation and completion of such divestitures and the terms and conditions of such divestitures could be on terms less favorable to us than they might otherwise be if not done as a condition to completing the Merger.

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

Under the terms of the Merger Agreement, we have agreed to certain restrictions (unless approved by the Parent) on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: incur capital expenditures in excess of a specified aggregate amount for an applicable calendar year, incur or assume any long-term or short-term indebtedness for borrowed money or materially modify the terms of any indebtedness for borrowed money other than revolver borrowings or letters of credit in the ordinary course of business, commence any clinical study, except for select studies or discontinue, terminate or suspend any ongoing clinical study other than (i) for efficacy or safety reasons, (ii) as mandated by any health regulatory authority or (iii) pursuant to any discontinuation, termination or suspension, for bona fide business reasons. Because of these restrictions, we may be prevented or delayed from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent or delay us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger or could prevent or delay actions that could otherwise enable future growth.

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

Lawsuits relating to the Merger have been, and additional lawsuits may be, filed against us, including by our stockholders.

Litigation is common in connection with acquisitions of public companies in the United States, regardless of any merits related to the underlying acquisition. Following the filing of our definitive proxy statement relating to the Merger on September 8, 2026, three complaints were filed by purported stockholders against us and certain members of our Board in connection with the Merger (the “Merger Complaints”). The Merger Complaints generally alleged, among other things, that the definitive proxy statement omitted or misrepresented certain material information and asserted claims under state common law. In addition, we have received sixteen demand letters from purported stockholders, two of which attached a draft complaint, making similar allegations to the Merger Complaints. On October 2, 2026, solely to avoid the costs, burden, nuisance and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we filed supplemental disclosures to the definitive proxy statement. On October 14, 2026, our stockholders adopted the Merger Agreement and approved related proposals at a special meeting of stockholders. We believe the complaints and demand letters are without merit.

Additional demand letters may be received, and additional lawsuits may be filed, against us, members of our Board, the Parent and/or the Merger Sub in connection with the Merger, and we will not necessarily announce such additional demands or filings. The outcome of any pending or future lawsuits is uncertain and could delay or prevent completion of the Merger. We may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

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

At the time the Merger is completed, each issued and outstanding share of our common stock (other than certain excluded shares and shares for which appraisal rights have been properly exercised) will be automatically cancelled and converted into the right to receive $102.50 per share in cash, without interest, plus one non-transferable CVR representing the right to receive up to $12.00 in cash, for total potential consideration of up to $114.50 per share in cash. The non-transferable CVR will be issued to our stockholders at closing and paid, in whole or in part, following achievement of certain specified milestones. There can be no assurance that any payment will be made under the CVR, or regarding the amount or timing of any such payment. As mentioned above, any amounts to be received in connection with the CVR are contingent upon the achievement of certain specified milestones, which may or may not occur.

Risks Related to Our and Our Strategic Partners’ Portfolios of Clinical Development Candidates

We may not, or may take longer to, realize the expected benefits and opportunities related to PYLARIFY TruVu, our recently-approved new formulation of our prostate-specific membrane antigen (“PSMA”) positron emission tomography (“PET”) Imaging Agent.

On March 6, 2026, the U.S. Food and Drug Administration (the “FDA”) approved PYLARIFY TruVu (piflufolastat F-18), a new formulation of our F-18 PSMA PET imaging agent. PYLARIFY TruVu is designed to enhance product stability at higher radioactive concentrations, supporting more efficient manufacturing and distribution, including the potential to increase batch sizes and serve broader geographic markets. PYLARIFY TruVu is expected to become commercially available beginning in the fourth quarter of 2026 and will be introduced on a rolling geographic basis, with the intent to transition customers from PYLARIFY to PYLARIFY TruVu. It is anticipated that once a PET manufacturing facility (“PMF”) site receives FDA approval to manufacture PYLARIFY TruVu and begins to supply PYLARIFY TruVu commercially, it will no longer supply PYLARIFY. We plan to work closely with clinicians and PMF sites to support a smooth transition, including providing guidance on ordering, handling, and clinical use to support continuity of care. On July 24, 2026, the Centers for Medicare and Medicaid Services (“CMS”) granted a Healthcare Common Procedure Coding System (“HCPCS”) code for PYLARIFY TruVu, with an effective date of October 1, 2026. On September 30, 2026, we announced that CMS granted TPT Status for PYLARIFY TruVu, effective October 1, 2026. TPT Status is temporary, and there can be no assurance that PYLARIFY TruVu will continue to receive adequate coding, coverage and payment after TPT Status expires. We can provide no assurance that we will be able to complete the technology transfer across our PMF network for PYLARIFY TruVu or obtain FDA approval for each PMF site to manufacture PYLARIFY TruVu on our expected timeline or at all. Additionally, payers may not add the HCPCS code to their systems on our expected timeline. Furthermore, there is no assurance that any customer transition will occur on our expected timeline or that our customers will adopt PYLARIFY TruVu at all. If customers do not adopt PYLARIFY TruVu we may not be able to reintroduce PYLARIFY and we would then lose customers to competitors which would have an adverse effect on our business, results of operations, financial condition and cash flows. All of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to our ability to continue to generate substantial revenue from PYLARIFY, as well as the risks associated with launching a product, also apply to PYLARIFY TruVu, and we can provide no assurances that the anticipated increase in batch size or other expected improvements associated with the design of the new formulation will be realized or be viewed in the market as differentiating factors.

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

We may not, or may take longer to, realize the expected benefits and opportunities related to investments we have made to develop diagnostic product candidates to be used in diagnosing, staging and monitoring Alzheimer’s disease.

As part of our acquisition of Lantheus Biosciences (formerly Life Molecular Imaging Limited), we acquired LNTH-2620 (previously referred to as PI-2620), a tau PET imaging agent. On August 14, 2026, we announced that the FDA approved TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240. As a result, there is no near-term plan to commercialize the asset.

During 2024, we acquired Meilleur Technologies, Inc. (which has subsequently merged with and into Cerveau), which holds the rights under a license agreement to develop and commercialize NAV-4694, an investigational late-stage F-18-labeled PET imaging agent that targets beta amyloid in Alzheimer’s disease. NAV-4694 is currently in Phase 3 development and is also being used in academic and industry sponsored clinical trials.

Previously, we acquired MK-6240, an F-18-labeled PET imaging agent that targets tau tangles. On August 14, 2026, we announced that the FDA approved TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240, for PET imaging of the brain in adults with cognitive impairment who are being evaluated for Alzheimer’s disease to identify patients with tau neurofibrillary tangle pathology. We intend to continue supporting the use of TAUKLARIFY in Alzheimer’s disease therapeutic programs through our Pharma Solutions business while assessing the appropriate path and timing toward broader commercial availability, but we can provide no assurance that we will be successful in the broader commercialization of TAUKLARIFY, including obtaining FDA approval for each PMF we select to manufacture TAUKLARIFY, obtaining adequate coding, coverage and payment, including TPT Status, for TAUKLARIFY and having physicians and customers adopt TAUKLARIFY.

While we believe that TAUKLARIFY, as a tau imaging agent, and NAV-4694, as a beta amyloid imaging agent, have the potential to expand our neurology franchise that also includes Neuraceq and could play an important role in diagnosing, staging and monitoring Alzheimer’s disease, we can give no assurance that we will be successful with continued development, regulatory approval and commercialization of these products and product candidates or that we will be able to resolve any disagreements with the counterparties to our license agreements or the former stockholders of the companies we acquired who could receive future milestone and royalty-based payments, including any disagreements over proprietary rights, contract interpretation or the preferred course of product research, development or marketing that might cause delays or termination of the license agreements, or might result in litigation or arbitration, which could be time-consuming and expensive. In addition, the successful acceptance and use of these diagnostic products and product candidates will depend on the successful development by pharmaceutical companies of disease-modifying treatments for Alzheimer’s disease, as well as the inclusion of our products in the prescribing information or guidelines for such disease-modifying treatments.

We may not, or may take longer to, realize the expected benefits and opportunities related to, the POINT Biopharma Global Inc. (“POINT”) License Agreements, including BRAVNETSA (previously known as PNT2003).

On December 20, 2022, we announced the closing of a set of strategic collaborations with an affiliate of POINT, in which we were granted a license to exclusive worldwide rights (excluding Japan, South Korea, China (including Hong Kong, Macau and Taiwan), Singapore and Indonesia) to co-develop and commercialize POINT’s PNT2003 and PNT2002 product candidates (the “POINT License Agreements”). The expected benefits and opportunities related to the POINT License Agreements and related agreements for the supply of PNT2003 by POINT may not be realized or may take longer to realize than expected due to, for example, challenges and uncertainties inherent in product research, development, manufacturing, regulatory approval, marketing and competition. In particular, activities under the POINT License Agreements may not result in viable products suitable for commercialization in a timely manner or at all, due to a variety of reasons, including any inability of the relevant parties to perform their commitments and obligations under the POINT License Agreements, our ability to successfully defend the favorable U.S. District Court ruling invalidating all patents asserted by Advanced Accelerator Applications USA, Inc. and Advanced Accelerator Applications SA as part of the PNT2003 Hatch-Waxman litigation through any appeals, including the appeal currently pending before the U.S. Court of Appeals for the Federal Circuit, and the timing, execution and success of launching and commercializing BRAVNETSA (lutetium Lu 177 dotatate), previously known as PNT2003. The POINT License Agreements impose various development, regulatory filing, commercialization and other obligations on us, and require us to meet development timelines or to exercise commercially reasonable efforts to develop and commercialize licensed products.

With respect to PNT2003, in March 2026, we announced tentative approval of our Abbreviated New Drug Application (“ANDA”) for PNT2003, and on September 22, 2026, we announced that the FDA granted final approval of the ANDA for BRAVNETSA. The timing and success of our launch will depend on, among other things, the disposition of legal proceedings related to the Hatch-Waxman process, including the pending appeal, as well as manufacturing and commercial readiness to ensure launch success. All of the risks as described in Part I, Item 1A, “Risk Factors” in our Form 10-K with respect to launching and successfully commercializing a radiopharmaceutical product as well as those related to our dependence on third parties for the manufacturing of products apply to BRAVNETSA

In addition, we are also currently dependent on POINT to develop commercial product capacity and manufacture for both PNT2003 and PNT2002. Disagreements with POINT in the POINT License Agreements over proprietary rights, contract interpretation or the preferred course of product research, development, regulatory strategy or marketing, might cause delays in performance of the POINT License Agreements or termination of the POINT License Agreements, or might result in litigation or arbitration, which could be time-consuming and expensive.

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

As previously announced, we are pursuing value-maximizing alternatives for our radiotherapeutic assets. We are evaluating potential transactions, however, there can be no assurance that this process will result in the identification of a suitable buyer, partner or transaction structure, or that any transaction will be completed on acceptable terms, within any anticipated timeframe, or at all. Market conditions, financing availability, regulatory considerations, due diligence findings, valuation expectations and other factors could adversely affect our ability to consummate such a transaction.

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

We have recognized, and may in the future recognize, impairment charges on our acquired intangible assets, which could adversely affect our results of operations.

We have significant goodwill and intangible assets from our acquisitions, including the LMI Acquisition and the Evergreen Acquisition. During the third quarter of 2026, we recognized impairment charges of $21.0 million and $10.0 million on the LNTH-2620 and LNTH-2515 in-process research and development intangible assets, respectively, which we acquired with Lantheus Biosciences in July 2025. On August 14, 2026, we announced that the FDA approved TAUKLARIFY (florquinitau F-18 injection), also referred to as MK-6240. As a result, we reassessed the existing development plan for LNTH-2620 and because there is no near-term plan to commercialize the asset, we determined that based on the updated analysis of the future cash flow, the value of the asset that remained was immaterial and therefore we recorded the full impairment in an amount equal to $21.0 million for the three and nine months ended September 30, 2026.

Our impairment assessments rely on estimates of future cash flows that involve significant management judgment and uncertainties beyond our control, and actual cash flows could differ materially from our estimates. Clinical, regulatory or commercial setbacks, competition, lower-than-expected sales or changes in our development priorities could result in additional impairment charges. Those charges could be material and could adversely affect our results of operations in the period in which they are recorded.

Risks Related to Our Capital Structure

Our business and operations could be negatively affected by any pending or future securities litigation or claims that we have otherwise engaged in wrongdoing.

We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, on September 9, 2025, an alleged stockholder initiated a putative securities class action against us in the U.S. District Court for the Southern District of New York, styled Margolis v. Lantheus Holdings, Inc., et al. The operative complaint also asserts claims against certain of our named executives. A related action, styled Indiana Pub. Ret. Sys. v. Lantheus Holdings, Inc., et al., was filed in the same court on November 5, 2025. Those actions are now consolidated into a single putative securities class action (captioned In re Lantheus Holdings, Inc. Secs. Litig.), the theory of which is that the defendants made materially false or misleading statements (or omitted material facts) in violation of the Exchange Act. The lead plaintiff filed an amended complaint on March 13, 2026, we filed a motion to dismiss the amended complaint on May 11, 2026, and under the operative scheduling order that motion was fully briefed by August 10, 2026. Additionally, on December 17, 2025, another alleged stockholder filed a shareholder derivative action in the same court, styled Lelchuk v. Heino et al., nominally on behalf of the Company and naming as defendants the current directors of our Board and the same officers named in the consolidated securities class action described above (a similar derivative complaint styled Jones v. Markison et al., was previously filed on October 31, 2025 but was voluntarily withdrawn without prejudice). The derivative complaint largely repeats the allegations asserted in the consolidated securities class action, and asserts claims for alleged breaches of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act. The plaintiff seeks damages and other relief on behalf of the Company. The derivative action is stayed pending one or more of the following events; (i) a public announcement of any settlement of the putative securities class action; (ii) a ruling on the defendants’ motion to dismiss, or (iii) a dismissal with prejudice of the putative securities class action and exhaustion of all related appeals. Because the outcome of litigation is uncertain, we cannot predict how or when these matters will ultimately be resolved. These actions, or any other stockholder litigation against us, could cause us to incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation. If any of these actions are resolved adversely to us, the amount of any potential loss is difficult to predict, and an adverse resolution could materially and adversely affect our business and financial condition.

In addition, purported stockholders have filed complaints and sent demand letters in connection with the Merger. See “Lawsuits relating to the Merger have been, and additional lawsuits may be, filed against us, including by our stockholders.” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, the Company’s Board of Directors authorized a program to repurchase up to $400.0 million of shares of the Company’s common stock through December 31, 2027 (the “2025 Program”). The 2025 Program replaced the program authorized in November 2024 to repurchase up to $250.0 million of shares of the Company’s common stock (the “2024 Program”), including the remaining unused amounts under the 2024 Program, so there could be no additional repurchases under the 2024 Program subsequent to July 31, 2025. During 2025, the Company repurchased 1.3 million shares for approximately $100.0 million under the 2024 Program for an average stock price of $79.37. The Company did not repurchase any of its common stock available under the 2025 Program during the three months ended September 30, 2026. During 2025, the Company repurchased a total of 3.5 million shares for an aggregate purchase price of approximately $200.0 million under the 2025 Program for an average stock price of $56.72. A total of approximately $200.0 million of shares of the Company’s common stock remain available for repurchase under the 2025 Program.

The following table presents information with respect to purchases of common stock we made during the third quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2025 Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Program(2)
July 2026	2,755	$105.23	—	$200.0 million
August 2026	7,056	$100.92	—	$200.0 million
September 2026	23,436	$100.72	—	$200.0 million
Total	33,247		—	$200.0 million

(1)
Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)
During the three months ended September 30, 2026, the Company did not repurchase shares of common stock under its 2025 Program. At September 30, 2026, the Company had $200.0 million in approximate dollar value of shares of our common stock that may be purchased under the 2025 Program, which expires in December 2027.

Dividend Policy

We did not declare or pay any dividends, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. Our ability to pay dividends is restricted by our financing arrangements. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-External Sources of Liquidity” of this Quarterly Report on Form 10-Q for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FORM	FILE NUMBER	EXHIBIT	FILING DATE
2.1#	Agreement and Plan of Merger, dated as of August 3, 2026, by and among Lantheus Holdings, Inc., Coco Merger Sub Inc. and Curium US Holdings LLC.	8-K	001-36569	2.1	August 4, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Pursuant to Item 601(b)(2)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTHEUS HOLDINGS, INC.

By:	/s/ MARY ANNE HEINO
Name:	Mary Anne Heino
Title:	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date:	November 5, 2026

LANTHEUS HOLDINGS, INC.

By:	/s/ ROBERT J. MARSHALL, JR.
Name:	Robert J. Marshall, Jr.
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 5, 2026